Form 10-Q
period 1996-06-30
YORK INTERNATIONAL CORP /DE/
filed 1996-08-09
CIK 842662

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                         COMMISSION FILE NUMBER 1-10863



                        YORK INTERNATIONAL CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


      DELAWARE                                            13-3473472
(STATE OF INCORPORATION)                    (I.R.S. EMPLOYER IDENTIFICATION NO.)



                   631 SOUTH RICHLAND AVENUE, YORK, PA 17403
                                (717) 771-7890
         (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                         Yes   X    No
                                             -----     -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                             Outstanding at July 26, 1996
       -----                             ----------------------------

Common Stock, par value $.005                 43,365,100 shares

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                   Form 10-Q
                  For the quarterly period ended June 30, 1996



                                     INDEX
                                     -----


                                                                        Page No.
Part I. Financial Information

   Item 1.   Financial Statements

             Consolidated Condensed Statements of Operations
             (Unaudited) - Six Months and Three Months                        3
             Ended June 30, 1996 and 1995

             Consolidated Condensed Balance Sheets -
             June 30, 1996 (Unaudited) and December 31, 1995                  4

             Consolidated Condensed Statements of Cash Flows
             (Unaudited) - Six Months Ended June 30, 1996 and 1995            5

             Supplemental Notes to Consolidated Condensed
             Financial Statements (Unaudited)                                 6


   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    9


Part II. Other Information

   Item 1.   Legal Proceedings                                               11

   Item 2.   Changes in Securities                                           11

   Item 3.   Defaults Upon Senior Securities                                 11

   Item 4.   Submission of Matters to a Vote of Security Holders             12

   Item 5.   Other Information                                               12

   Item 6.   Exhibits and Reports on Form 8-K                                12


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES




Item 1

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

Consolidated Condensed Statements of Operations (Unaudited)
- - -----------------------------------------------------------
(thousands except per share data)

                                                           Three Months Ended
                             Six Months Ended June 30,          June 30,
                             --------------------------  -----------------------
                                  1996          1995         1996         1995
                                  ----          ----         ----         ----

Net sales                     $ 1,589,827   $ 1,379,338   $ 861,662    $ 775,034

Cost of goods sold              1,242,208     1,074,994     667,265      600,772
                                ---------     ---------     -------      -------

   Gross profit                   347,619       304,344     194,397      174,262

Selling, general and
   administrative expenses        218,632       187,346     114,242      100,155
                                  -------       -------     -------      -------

   Income from operations
    before purchase accounting
    amortization                  128,987       116,998      80,155       74,107

Purchase accounting
 amortization                       4,856         6,572       2,542        3,286
                                    -----         -----       -----        -----

   Income from operations         124,131       110,426      77,613       70,821

Interest expense, net              17,536        22,636       8,971       12,889
Equity in (earnings)
 losses of affiliates                 811           808        (831)       1,047
                                      ---           ---         ---        -----

   Income before income taxes     105,784        86,982      69,473       56,885

Provision for income taxes         35,966        32,649      23,620       21,332
                                   ------        ------      ------       ------

   Net income                   $  69,818     $  54,333    $ 45,853     $ 35,553
                                   ======        ======      ======       ======


Earnings per share of             $  1.60       $  1.41     $  1.05      $  0.91
    common stock                    =====         =====       =====        =====

Cash dividends per share          $  0.18       $  0.12     $  0.09      $  0.06
                                    =====         =====       =====        =====

Weighted average common shares
 and common equivalents
 outstanding (in thousands)        43,683        38,495      43,792       39,242


See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


Consolidated Condensed Balance Sheets
- - -------------------------------------
(thousands of dollars)


ASSETS
                                                  June 30, 1996   December 31,
Current Assets:                                    (Unaudited)        1995
                                                  --------------  ------------

 Cash and cash equivalents                       $     4,954       $     8,838
 Receivables                                         607,778           554,557
 Inventories:
   Raw materials                                     173,899           157,514
   Work in process                                   136,583           117,308
   Finished goods                                    254,338           243,161
                                                     -------           -------
     Total inventories                               564,820           517,983
                                                     -------           -------

 Prepayments and other current assets                 96,617            98,133
                                                     -------           -------

   Total current assets                            1,274,169         1,179,511

Deferred income taxes                                 21,056            22,425
Unallocated excess of cost
 over net assets acquired                            346,802           350,268
Investments in affiliates                             20,143            16,694
Property, plant and equipment, net                   342,617           332,088
Deferred charges and other assets                     23,910            26,016
                                                     -------           -------

   Total assets                                  $ 2,028,697       $ 1,927,002
                                                  ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Notes payable and current portion
    of long-term debt                            $    57,297       $    86,108
  Accounts payable and accrued expenses              631,551           664,490
  Income taxes                                        50,695            35,850
                                                  ----------        ----------

   Total current liabilities                         739,543           786,448

Warranties                                            32,169            27,943
Long-term debt                                       378,802           314,246
Postretirement benefit liabilities                   126,242           124,634
Other long-term liabilities                           52,086            48,917
                                                  ----------        ----------
  Total liabilities                                1,328,842         1,302,188

Stockholders' equity                                 699,855           624,814
                                                  ----------        ----------

  Total liabilities and stockholders' equity     $ 2,028,697       $ 1,927,002
                                                  ==========        ==========




See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)
- - -----------------------------------------------------------
(thousands of dollars)

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                           1996          1995
                                                           ----          ----
Cash flows from operating activities:

  Net income                                             $ 69,818     $  54,333
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
     Depreciation and amortization                         23,639        19,838
     Amortization of deferred charges                       8,157         9,768
     Provision for doubtful accounts receivable             3,504         2,318
     Other                                                  5,550         3,174

     Change in assets and liabilities net of
       effects from purchase of other companies:
       Receivables                                        (55,664)      (59,083)
       Inventories                                        (45,961)      (55,185)
       Prepayments and other current assets                11,765          (825)
       Deferred income taxes                                1,343         2,568
       Other assets                                        (1,830)       (6,482)
       Accounts payable and accrued expenses              (32,322)       23,131
       Income taxes                                         4,290        13,967
       Warranties                                           4,147         2,818
       Post-retirement benefit liabilities                  1,608         1,474
       Other long-term liabilities                         (2,039)       (5,117)
                                                         --------     ---------

Net cash provided (used) by operating activities           (3,995)        6,697
                                                         --------     ---------

Cash flows from investing activities:
   Payment for purchases of and investments in
    other companies (net of cash acquired)                      -      (249,279)
   Capital expenditures                                   (36,043)      (28,287)
   Other                                                      163            47
                                                         --------     ---------

Net cash used by investing activities                     (35,880)     (277,519)
                                                         --------     ---------

Cash flows from financing activities:
  Common stock issued                                       8,005       199,619
  Treasury stock issued                                        25           (64)
  Proceeds from issuance of long term debt                      -       177,060
  Long-term debt payments                                     (90)     (150,000)
  Borrowings (payments) on short term debt                (31,095)       48,948
  Net proceeds from issuance of commercial paper           66,933             -
  Dividends paid                                           (7,790)       (4,518)
                                                         --------     ---------

Net cash provided by financing activities                  35,988       271,045
                                                         --------     ---------

Effect of exchange rate changes on cash                         3            (9)
                                                         --------     ---------

Net increase (decrease) in cash and cash equivalents       (3,884)          214

Cash and cash equivalents at beginning of period            8,838         5,915
                                                         --------     ---------

Cash and cash equivalents at end of period               $  4,954     $   6,129
                                                         ========     =========


See accompanying supplemental notes to consolidated condensed financial statements.

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

 SUPPLEMENTAL NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)



(1) The consolidated condensed financial statements included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the registrant believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995, the results of operations for the three and six month periods ended June 30, 1996 and 1995, and the cash flows for the six months ended June 30, 1996 and 1995.

(2) The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

(3) The following tables summarize the capitalization of the Company at June 30, 1996 and at December 31, 1995 (in thousands of dollars):


                                                     June 30, 1996            December 31, 1995
                                                     -------------            -----------------
                                                  Current   Long Term       Current     Long Term
                                                  --------  ---------       -------     ---------
   Indebtedness:
     Bank loans                                   $ 50,896  $       -      $ 78,999      $       -
     Other                                           6,401     52,405         7,109         53,775
     Senior notes                                        -    100,000             -        100,000
     Term loans                                          -    114,674             -        115,681
     Commercial paper                                    -    111,723             -         44,790
                                                   -------   --------     ---------   ------------

   Total notes payable and
     long-term debt                               $ 57,297  $ 378,802      $ 86,108      $ 314,246
                                                   =======   ========       =======       ========


                                                                      June 30,    December 31,
   Stockholders' equity:                                                1996          1995
                                                                      --------    -----------
     Common Stock $.005 par value; 200,000,000 shares
      authorized; issued 43,396,000 shares at June 30, 1996
      and 43,126,000 shares at December 31, 1995                      $     217      $     216
   Additional paid in capital                                           654,692        644,377
   Retained earnings                                                     76,052         14,024
   Currency translation adjustment                                      (21,214)       (22,426)
   Treasury stock, 51,842 shares at June 30, 1996
     and 52,506 shares at December 31, 1995, at cost                     (1,884)        (1,909)
   Unearned compensation                                                 (8,008)        (9,468)
                                                                         ------         ------

   Total stockholders' equity                                         $ 699,855      $ 624,814
                                                                       ========       ========




                                  (continued)

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

 SUPPLEMENTAL NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

      At June 30, 1996 and December 31, 1995, the Company maintained a $350 million revolving credit facility pursuant to an Amended and Restated Credit Agreement (the Agreement) expiring on July 31, 2000. The facility was amended and restated on July 21, 1995. At June 30, 1996 and December 31, 1995, no amounts were outstanding under the facility. The Agreement provides for borrowings under the facility at LIBOR plus .20% or at bid rates as specified in the Agreement. At June 30, 1996 and December 31, 1995 the LIBOR rate was 5.59% and 5.78%, respectively. A fee of .10% is paid on the unused facility. The Agreement, as amended, contains financial and operating covenants requiring the Company to maintain certain financial ratios and restricting its ability to incur indebtedness, make investments and create or permit to exist certain liens.

      The Company's non-U.S. subsidiaries maintain bank credit facilities in various currencies that provided for borrowings of $240.8 million and $266.8 million at June 30, 1996 and December 31, 1995, respectively, of which $147.4 million and $163.6 million, respectively, were unused. In some instances, borrowings against these credit facilities have been guaranteed by the Company to assure availability of funds at favorable rates.

      The Company established a commercial paper facility with two dealers in November, 1995. Commercial paper borrowings are expected to be reborrowed in the ordinary course of business. The average interest rate on the commercial paper was 5.55% and 5.88% as of June 30, 1996 and December 31, 1995, respectively.

      During 1995, the Company arranged two term loans denominated in foreign currencies. The Company borrowed $26.2 million with a final maturity on November 15, 1998 and an interest rate of 3.98%. The loan is repayable in four annual installments. On December 21, 1995, the Company borrowed $100 million with an interest rate of 4.87%, which matures on December 14, 2000. All principal and interest payments for the five year term were swapped to U.S. dollars at inception. The term loan agreements contain financial and operating covenants that are equivalent to the covenants of the Company's Amended and Restated Credit Agreement.

      In July 1995, the Company registered $200 million in debt securities with the Securities and Exchange Commission. Under terms of the registration statement, the Company may offer and sell up to that amount of such securities at prices and terms to be determined at or prior to sale. No amounts of such debt securities are outstanding at June 30, 1996 or December 31, 1995.

      Under a receivables sales agreement, the Company sold a fractional ownership interest in a defined pool of trade accounts receivable for $100 million in 1996 and 1995. The sold accounts receivable are reflected as a reduction of receivables in the accompanying consolidated balance sheets. Under this agreement, the maximum amount of the purchasers' investment is currently $100 million and is subject to decrease based on the level of eligible accounts receivable and restrictions on concentrations of receivables. The discount rate on the receivables sold at June 30, 1996 and December 31, 1995 was approximately 5.40% and 5.76%, respectively.

      During May 1995, the Stockholders approved the Amended and Restated 1992 Omnibus Stock Plan authorizing the issuance of up to 3,000,000 shares of the Company's common stock as stock options or restricted share awards. The exercise price of the stock options granted under this plan is not less than the fair market value of the shares on the date the option is granted. The restricted shares are granted at a price determined by the Board of Directors. In March, 1996, key employees were awarded 787,280 stock options at an exercise price of $46.75 per share.

(4) Purchase accounting amortization primarily represents the amortization of the unallocated excess of cost over net assets acquired, incurred in connection with the acquisition of the Company in 1988.

(5)   The Company's earnings per share are based on the weighted average
      outstanding common shares and   common share equivalents.



                                  (continued)

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

 SUPPLEMENTAL NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)


(6)  Acquisitions

     On July 29, 1995, the Company acquired the outstanding shares of Northfield Freezing Systems, Inc. (NFS), located in Northfield, Minnesota. NFS develops, designs, sells and services food processing freezing equipment.

     On July 5, 1995, the Company and a Thai partner formed a manufacturing joint venture in Thailand. The Company has a 67% interest in this joint venture which acquired the operating assets of the partner's existing facility. The venture will produce residential air conditioning products for distribution primarily in markets outside of North America.

     On May 31, 1995, the Company acquired two divisions of Gram A/S, Gram Refrigeration and Gram Contractors, headquartered in Vojens, Denmark (Gram Divisions). The Gram Divisions develop, manufacture, sell and service components for industrial refrigeration worldwide.

     On May 25, 1995, the Company purchased an additional 20% interest in Taiwan-YORK Company, Inc. raising the Company's ownership from 40% to 60%.

     On May 3, 1995, Bristol Compressors, Inc., a subsidiary of the Company, formed a partnership to operate a new joint venture for the development and production of scroll compressors. The joint venture, called Scroll Technologies, is a partnership which owns and operates a scroll compressor plant.

     On April 19, 1995, the Company formed a joint venture with a partner in the People's Republic of China ("P.R.C.") for the manufacture of certain commercial air conditioning products in the P.R.C.

     On March 1, 1995, the Company acquired all of the capital stock of Evcon Holdings, Inc., a Delaware corporation ("Holdings"), which was the sole shareholder of Evcon Industries, Inc., a Delaware corporation ("Evcon") that designs, manufactures and supplies air conditioning, heating and air handling equipment for the residential, manufactured housing and light commercial markets. Evcon is based in Wichita, Kansas where it maintains manufacturing facilities.

     In January 1995, the Company acquired the assets of Mining and Industrial Air Conditioning (Pty) Ltd. ("MIAC"), based in Johannesburg, South Africa. MIAC is a design engineering, supplier and service company to the mining and process refrigeration industries, as well as a supplier to air conditioning contractors. The Company also acquired a 50% interest in a joint venture with Compania Roca Radiadores S.A., located in Sabadell, Spain and known as Clima Roca York ("Roca"). Roca manufactures residential and commercial air conditioning products in Spain and distributes air conditioning products throughout Western Europe.

(7) Reference is made to the Registrant's 1995 Annual Report on Form 10-K for more detailed financial statements and footnotes.

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- - ---------------------

Net sales for the three months ended June 30, 1996 increased 11.2% to $ 861.7 million as compared to $775.0 million for the three months ended June 30, 1995. Income from operations for the second quarter of 1996 was $77.6 million compared to $70.8 million for the second quarter of 1995. Net sales for the six months ended June 30, 1996 increased 15.3% to $1,589.8 million as compared to $1,379.3 million for the six months ended June 30, 1995. Income from operations for the first six months of 1996 was $124.1 million as compared to $110.4 million for the first six months of 1995. For the first six months of 1996 as compared with the same period in 1995, revenues for the Company's commercial, residential and refrigeration products showed an increase. The increase in commercial revenue was due primarily to increased volume of service and repair business and favorable market conditions in the international marketplace. Residential product revenue increased primarily as a result of increased sales volume due to favorable market conditions and new product introductions. Refrigeration product revenue increased due to the strong market conditions.

For the second quarter, aggregate non-U.S. sales increased 13.2% from the second quarter of 1995 to $383.3 million primarily as a result of increased market penetration in the international residential products market and favorable conditions in the Asia-Pacific and Latin American markets, partially offset by weakening economic conditions in the European markets. Domestic revenue increased 9.6% to $478.4 million primarily as a result of strong commercial sales, new residential product introductions, and increased volume in the service and repair business and in refrigeration revenue.

Equipment order backlog at June 30, 1996 was $939 million which is 12.6% higher than one year ago and 8.0% above the $899 million backlog at December 31, 1995. Domestic backlog is up 7.1% and international backlog is up 18.5% from the second quarter of 1995. The increase in backlog is primarily attributable to strong ordering patterns for refrigeration and commercial equipment both domestically and internationally. Internationally, the Company's backlog outperformed the marketplace as a result of continued improvement in the Company's worldwide distribution system.

The following table sets forth second quarter revenue by product and geographic market (in thousands):


                                       Three months ended June 30,
                                      ----------------------------
                                       1996                  1995
                                      ------                ------

     Commercial products             $ 405,056           $ 360,150
     Residential products              303,134             281,164
     Refrigeration products            153,472             133,720
                                      --------            --------

        Total revenue                $ 861,662           $ 775,034
                                      ========            ========

     U.S.                                  56%                 56%
     International                         44%                 44%
                                      --------            --------
        Total                             100%                100%
                                      ========            ========




                                  (continued)

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Gross profit in the second quarter of 1996 increased 11.6% to $194.4 million or 22.6% of net sales as compared to 22.5% of net sales for the 1995 period. Gross profit for the six month period increased 14.2% to $347.6 million or 21.9% of net sales as compared to 22.1% of net sales for the same period in 1995. The increase in gross profit for the second quarter was primarily due to realized price increases, new product introductions together with cost reduction programs partially offset by inflationary cost increases.

Selling, general and administrative expenses in the second quarter of 1996 were $114.2 million, 13.3% of net sales, versus $100.2 million, 12.9% of net sales, in 1995. Selling, general, and administrative expenses for the six months ended June 30, 1996 of $218.6 million were 13.8% of net sales as compared to 13.6% of net sales for the same six month period in 1995. The increase as a percent of net sales is due to the costs associated with new product introductions, bringing acquired companies up to York's reporting and operating standards, increased expenditures on infrastructure in the international locations and increased research and development costs.

Interest expense during the second quarter decreased to $9.0 million in 1996 from $12.9 million in 1995. This was a result of decreased domestic interest rates in 1996 and lower average borrowings.

The provision for income taxes of $23.6 million in the second quarter of 1996 relates both to U.S. and non-U.S operations. This represents a decrease in the effective tax rate which is primarily the result of the mix of earnings between the various taxing jurisdictions, the benefit of increased export incentives, and, the effects of tax planning strategies. These benefits were partially offset by the tax impact of nondeductible items, including the amortization of goodwill.

As a result of the above factors, the Company had a net income of $45.9 million in the second quarter of 1996 as compared to net income of $35.6 million in the second quarter of 1995, an increase of 29%.

Liquidity and Capital Resources
- - -------------------------------

Working capital requirements are generally met through a combination of internally generated funds, bank lines of credit, commercial paper issuances, financing of trade receivables and credit terms from suppliers which approximate receivable terms from the Company's customers. The Company believes that its bank lines of credit under its 1995 Amended and Restated Credit Agreement will be sufficient to meet working capital needs through 1996. Additional sources of working capital include customer deposits and progress payments.

The Company had working capital of $534.6 million and $393.1 million as of June 30, 1996 and December 31, 1995, respectively. The current ratio was 1.72 at June 30, 1996 as compared to 1.50 at December 31, 1995.

At June 30, 1996, the Company maintained a $350 million Amended and Restated Credit Agreement (the Agreement) expiring on July 31, 2000. The Agreement was amended and restated on July 21, 1995. At June 30, 1996 and December 31, 1995 the Company could borrow $350 million. The Agreement provides for borrowings under the facility at LIBOR plus .20% or at bid rates as specified in the agreement. At June 30, 1996 the LIBOR rate was 5.59%. A fee of .10% is paid on the facility. The Agreement, as amended, contains financial and operating covenants requiring the Company to maintain certain financial ratios and restricting its ability to incur indebtedness, make investments and create or permit to exist certain liens.

Commercial paper borrowings are expected to be reborrowed in the ordinary course of business. The average interest rate on the commercial paper was 5.55% as of June 30, 1996.

The term loans mature at various dates to December 31, 2000 and bear interest at rates from 3.98% to 4.87%. The term loan agreements contain financial and operating covenants that are equivalent to the covenants of the Company's Amended and Restated Credit Agreement.

The $100 million of Senior Notes bear interest at 6.75% fixed rate and have a maturity of ten years from the date of issue.



                                  (continued)

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The Company sold a fractional ownership interest in a defined pool of trade accounts receivable for $100 million. At June 30, 1996, the discount rate on the accounts receivable sold was approximately 5.40%.

In July 1995, the Company registered $200 million in debt securities with the Securities and Exchange Commission. Under terms of the registration statement, the Company may offer and sell up to that amount of such securities from time to time at prices and terms to be determined at or prior to sale. No amounts of such debt securities are outstanding at June 30, 1996.

Because the Company's obligations under the Amended and Restated Credit Agreement and Receivables Sales Agreement bear interest at floating rates, the Company's interest costs are sensitive to changes in prevailing interest rates.

Based on historical cash flows, the Company believes that it will be able to satisfy its interest payment obligations under the Amended and Restated Credit Agreement and its working capital and capital expenditure requirements from operating cash flows together with funds available under the revolving credit facility.

In the ordinary course of business the Company enters into various types of transactions that involve contracts and financial instruments with off-balance-sheet risk. The Company enters into these financial instruments to manage financial market risk, including foreign exchange, commodity price and interest rate risk. The Company enters into these financial instruments utilizing over-the-counter as opposed to exchange traded instruments. The Company mitigates the risk that counterparties to these over-the-counter agreements will fail to perform by only entering into agreements with major international financial institutions.

Capital expenditures currently anticipated for expanded capacity, cost reductions and the introduction of new products during the next twelve months will be in excess of depreciation and amortization. These expenditures will be funded from a combination of operating cash flows and funds available under the revolving credit facility.

Cash dividends of $0.09 per share were paid on common stock in the second quarter of 1996. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as the Company's profitability, financial condition, cash requirements and future prospects.


                          PART II - Other Information


Item 1  Legal Proceedings

               Not Applicable


Item 2  Changes in Securities

               An amendment to the Company's charter was approved by the stockholders at the 1996 Annual Meeting of Stockholders (see Item
               4), which permits the Company to increase the number of authorized shares of the Company's Common Stock.


Item 3  Defaults Upon Senior Securities

               Not Applicable

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


                          PART II - Other Information


Item 4  Submission of Matters to a Vote of Security Holders

        (a) The Registrant's Annual Meeting of Stockholders was held on May 2, 1996.

        (b) Proxies were solicited for the meeting. All nominees for Director were elected and items (c) 2,3, and 4 (see below) were approved.

        (c) The following votes were cast at the Annual Meeting for the matters indicated below:


          1.    Election of Directors           Votes For  Votes Withheld
                ---------------------           ---------  --------------

                Malcolm W. Gambill             33,171,421          79,543
                Robert F. B. Logan             32,887,570         363,394
                Gerald C. McDonough            33,170,022          80,942
                Robert N. Pokelwaldt           33,183,566          67,398
                Donald M. Roberts              33,151,604          91,360
                James E. Urry                  33,101,762         149,202
                John E. Welsh                  33,102,443         148,521
                Walter B. Wriston              33,155,975          94,989


          2.  Amendment to the Company's        Votes For   Votes Against
                                                ---------   -------------
              Certificate of Incorporation     30,281,922       2,664,387
              to increase the authorized
              number of shares of the
              Company's Common Stock.


          3.  The Approval of the 1996          Votes For   Votes Against
                                                ---------   -------------
              Incentive Compensation Plan.     32,350,307         445,258


          4.  The appointment of                Votes For   Votes Against
                                                ---------   -------------
              KPMG Peat Marwick LLP            33,034,189         192,817
              as independent auditors


Item 5  Other Information

             Not Applicable


Item 6  Exhibits and Reports on Form 8-K

        (a) Exhibit 4.6 Amended and Restated Certificate of Incorporation of Registrant dated as of May 3, 1996 (filed herewith)

             Exhibit 10.11 Registrant's 1996 Incentive Compensation Plan (filed herewith)

             Exhibit 27 Financial Data Schedule (EDGAR only)

        (b)  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned unto duly authorized.


                                      YORK INTERNATIONAL CORPORATION
                                      ------------------------------
                                                Registrant



Date   July 26, 1996                       /S/ Dean T. DuCray
      --------------                  ------------------------------
                                Vice President and Chief Financial Officer

EXHIBIT INDEX
- - -------------


Exhibit No.                                Description
- - -----------     ----------------------------------------------------------------

4.6 Amended and Restated Certificate of Incorporation of Registrant dated as of May 3, 1996 (filed herewith)

10.11           Registrant's 1996 Incentive Compensation Plan (filed herewith)

27              Financial Data Schedule (EDGAR only)