Form 10-Q
period 1996-09-30
YORK INTERNATIONAL CORP /DE/
filed 1996-11-01
CIK 842662

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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


                                         Yes   X    No
                                             -----     -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                             Outstanding at November 1, 1996
       -----                             -------------------------------

Common Stock, par value $.005                  43,347,758 shares

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                   Form 10-Q
               For the quarterly period ended September 30, 1996



                                     INDEX
                                     -----



                                                                        Page No.
Part I.  Financial Information

   Item 1.      Financial Statements

                Consolidated Condensed Statements of Operations
                (Unaudited) - Nine Months and Three Months                    3
                Ended September 30, 1996 and 1995

                Consolidated Condensed Balance Sheets -
                September 30, 1996 (Unaudited) and December 31, 1995          4

                Consolidated Condensed Statements of Cash Flows
                (Unaudited) - Nine Months Ended September 30, 1996
                and 1995                                                      5

                Supplemental Notes to Consolidated Condensed
                Financial Statements (Unaudited)                              6

   Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           9


Part II.  Other Information

   Item 1.      Legal Proceedings                                             11

   Item 2.      Changes in Securities                                         11

   Item 3.      Defaults Upon Senior Securities                               11

   Item 4.      Submission of Matters to a Vote of Security Holders           11

   Item 5.      Other Information                                             12

   Item 6.      Exhibits and Reports on Form 8-K                              12

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES




Item 1

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

Consolidated Condensed Statements of Operations (Unaudited)
-----------------------------------------------------------
(thousands except per share data)

                                            Nine Months Ended Sept. 30,     Three Months Ended Sept. 30,
                                            ---------------------------     ----------------------------
                                                1996          1995                1996          1995
                                                ----          ----                ----          ----

Net sales                                  $ 2,377,130   $ 2,098,293           $ 787,303    $ 718,956

Cost of goods sold                           1,860,694     1,640,195             618,486      565,203
                                             ---------     ---------             -------      -------

 Gross profit                                  516,436       458,098             168,817      153,753

Selling, general and
 administrative expenses                       324,408       279,785             105,775       92,439
                                               -------       -------             -------       ------
  Income from operations before
    purchase accounting amortization           192,028       178,313              63,042       61,314

Purchase accounting amortization                 7,398         9,857               2,542        3,285
                                                 -----         -----               -----        -----

  Income from operations                       184,630       168,456              60,500       58,029

Interest expense, net                           25,201        32,179               7,665        9,543
Equity in (earnings) losses of affiliates          208         3,217                (602)       2,409
                                                   ---         -----                -----       -----

  Income before income taxes                   159,221       133,060              53,437       46,077

Provision for income taxes                      50,564        48,776              14,598       16,127
                                                ------        ------              ------       ------

  Net income                                $  108,657    $   84,284            $ 38,839     $ 29,950
                                             =========     =========             =======      =======

Earnings per share of common stock             $  2.48       $  2.11             $  0.88     $   0.70
                                                ======        ======              ======       ======

Cash dividends per share                       $  0.27       $  0.18             $  0.09     $   0.06
                                                ======        ======              ======       ======
Weighted average common shares
 and common equivalents outstanding
 (in thousands)                                 43,832        40,027              44,035       42,974


See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


Consolidated Condensed Balance Sheets
-------------------------------------
(thousands of dollars)


ASSETS
                                                  Sept. 30, 1996   December 31,
Current Assets:                                     (Unaudited)        1995
                                                   -------------   ------------
 Cash and cash equivalents                        $     5,017       $     8,838
 Receivables                                          554,350           554,557
 Inventories:
  Raw materials                                       180,588           157,514
  Work in process                                     142,364           117,308
  Finished goods                                      287,240           243,161
                                                      -------           -------
   Total inventories                                  610,192           517,983
                                                      -------           -------

 Prepayments and other current assets                  92,996            98,133
                                                      -------           -------

  Total current assets                              1,262,555         1,179,511

Deferred income taxes                                  21,057            22,425
Unallocated excess of cost
 over net assets acquired                             345,813           350,268
Investments in affiliates                              20,881            16,694
Property, plant and equipment, net                    351,641           332,088
Deferred charges and other assets                      24,302            26,016
                                                       ------            ------

  Total assets                                    $ 2,026,249       $ 1,927,002
                                                   ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

 Notes payable and current portion
  of long-term debt                               $    64,729       $    86,108
 Accounts payable and accrued expenses                639,765           664,490
 Income taxes                                          41,699            35,850
                                                      -------        ----------

  Total current liabilities                           746,193           786,448

Warranties                                             32,775            27,943
Long-term debt                                        329,252           314,246
Postretirement benefit liabilities                    127,961           124,634
Other long-term liabilities                            52,018            48,917
                                                    ---------        ----------
  Total liabilities                                 1,288,199         1,302,188

Stockholders' equity                                  738,050           624,814
                                                    ---------        ----------

  Total liabilities and stockholders' equity      $ 2,026,249       $ 1,927,002
                                                   ==========        ==========



See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)
-----------------------------------------------------------
(thousands of dollars)

                                                       Nine Months Ended Sept. 30,
                                                       ---------------------------
                                                         1996                1995
                                                         ----                ----
Cash flows from operating activities:
  Net income                                         $ 108,657             $ 84,284
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
       Depreciation and amortization                    36,050               30,180
       Amortization of deferred charges                 11,853               15,262
       Provision for doubtful accounts receivable        5,252                3,805
       Other                                             8,372                6,600

       Change in assets and liabilities net of
        effects from purchase of other companies:
          Receivables                                   (4,541)             (21,731)
          Inventories                                  (92,036)             (84,743)
          Prepayments and other current assets          15,814                 (901)
          Deferred income taxes                          1,437               (7,218)
          Other assets                                  (3,311)              64,795
          Accounts payable and accrued expenses        (26,603)               2,597
          Income taxes                                  (4,647)              10,994
          Warranties                                     4,856                3,362
          Post-retirement benefit liabilities            3,327                4,441
          Other long-term liabilities                   (2,169)              (7,609)
                                                       -------              -------

Net cash provided by operating activities               62,311              104,118
                                                       -------              -------

Cash flows from investing activities:
  Payment for purchases of and investments in
   other companies (net of cash acquired)               (2,903)            (260,321)
  Capital expenditures                                 (53,555)             (47,727)
  Other                                                    941                  220
                                                       -------             --------

Net cash used by investing activities                  (55,517)            (307,828)
                                                       -------             --------

Cash flows from financing activities:
  Common stock issued                                    9,185              200,151
  Treasury stock purchased                              (1,739)                  (3)
  Proceeds from issuance of long term debt                   -              177,060
  Long-term debt payments                              (11,953)            (150,000)
  (Payments) on short term debt                        (21,379)             (14,254)
  Net proceeds from issuance of commercial paper        26,959                    -
  Dividends paid                                       (11,692)              (7,387)
                                                       -------             --------

Net cash provided (used) by financing activities       (10,619)             205,567
                                                       -------              -------

Effect of exchange rate changes on cash                      4                  (17)
                                                       -------              -------

Net increase (decrease) in cash and cash equivalents    (3,821)               1,840

Cash and cash equivalents at beginning of period         8,838                5,915
                                                       -------              -------

Cash and cash equivalents at end of period           $   5,017            $   7,755
                                                       =======              =======

See accompanying supplemental notes to consolidated condensed financial statements.

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

 SUPPLEMENTAL NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)


(1) The consolidated condensed financial statements included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the registrant believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995, the results of operations for the three and nine month periods ended September 30, 1996 and 1995, and the cash flows for the nine months ended September 30, 1996 and 1995.

(2) The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

(3) The following tables summarize the capitalization of the Company at September 30, 1996 and at December 31, 1995 (in thousands of dollars):

                                               Sept. 30, 1996          December 31, 1995
                                               --------------          -----------------
                                           Current     Long Term    Current     Long Term
                                           -------     ---------    -------     ---------
   Indebtedness:
     Bank loans                           $ 58,591     $       -    $ 78,999    $       -
     Other                                   6,138        42,674       7,109       53,775
     Senior notes                                -       100,000           -      100,000
     Term loans                                  -       114,829           -      115,681
     Commercial paper                            -        71,749           -       44,790
                                           -------      --------     -------     --------

   Total notes payable and
     long-term debt                       $ 64,729     $ 329,252    $ 86,108    $ 314,246
                                           =======      ========     =======      =======

                                                                    Sept. 30,   December 31,
                                                                      1996          1995
                                                                     ------        ------
   Stockholders' equity:
     Common Stock $.005 par value; 200,000,000 shares
      authorized; issued 43,435,000 shares at September 30,1996
      and 43,126,000 shares at December 31, 1995                    $     217   $      216
   Additional paid in capital                                         658,564      644,377
   Retained earnings                                                  110,989       14,024
   Currency translation adjustment                                    (20,794)     (22,426)
   Treasury stock, 93,269 shares at September 30, 1996
     and 52,506 shares at December 31, 1995, at cost                   (3,648)      (1,909)
   Unearned compensation                                               (7,278)      (9,468)
                                                                       ------       ------

   Total stockholders' equity                                       $ 738,050    $ 624,814
                                                                      =======      =======



                                  (continued)

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

 SUPPLEMENTAL NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)


   At September 30, 1996 and December 31, 1995, the Company maintained a $350 million revolving credit facility pursuant to an Amended and Restated Credit Agreement (the Agreement) expiring on July 31, 2000. The facility was amended and restated on July 21, 1995. At September 30, 1996 and December 31, 1995, no amounts were outstanding under the facility. The Agreement provides for borrowings under the facility at LIBOR plus .20% or at bid rates as specified in the Agreement. At September 30, 1996 and December 31, 1995 the LIBOR rate was 5.62% and 5.78%, respectively. A fee of .10% is paid on the unused facility. The Agreement, as amended, contains financial and operating covenants requiring the Company to maintain certain financial ratios and restricting its ability to incur indebtedness, make investments and create or permit to exist certain liens.

   The Company's non-U.S. subsidiaries maintain bank credit facilities in various currencies that provided for borrowings of $252.4 million and $266.8 million at September 30, 1996 and December 31, 1995, respectively, of which $161.7 million and $163.6 million, respectively, were unused. In some instances, borrowings against these credit facilities have been guaranteed by the Company to assure availability of funds at favorable rates.

   The Company established a commercial paper facility in November, 1995. Commercial paper borrowings are expected to be reborrowed in the ordinary course of business. The average interest rate on the commercial paper was 5.47% and 5.88% as of September 30, 1996 and December 31, 1995, respectively.

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

   In July 1995, the Company registered $200 million in debt securities with the Securities and Exchange Commission. Under terms of the registration statement, the Company may offer and sell up to that amount of such securities at prices and terms to be determined at or prior to sale. No amounts of such debt securities are outstanding at September 30, 1996 or December 31, 1995.

   Under a receivables sales agreement, the Company sold a fractional ownership interest in a defined pool of trade accounts receivable for $100 million in 1996 and 1995. The sold accounts receivable are reflected as a reduction of receivables in the accompanying consolidated balance sheets. Under this agreement, the maximum amount of the purchasers' investment is currently $100 million and is subject to decrease based on the level of eligible accounts receivable and restrictions on concentrations of receivables. The discount rate on the receivables sold at September 30, 1996 and December 31, 1995 was approximately 5.40% and 5.76%, respectively.

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

(6)  Acquisitions

     On July 31, 1996, the Company acquired the outstanding shares of Northfield Equipment and Manufacturing Company (NEMCO), located in Northfield, Minnesota. NEMCO designs and manufactures food processing freezing equipment.

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

     On March 1, 1995, the Company acquired all of the capital stock of Evcon Holdings, Inc., which was the sole shareholder of Evcon Industries, Inc., ("Evcon") that designs, manufactures and supplies air conditioning, heating and air handling equipment for the residential, manufactured housing and light commercial markets. Evcon is based in Wichita, Kansas where it maintains manufacturing facilities.

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

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Net sales for the three months ended September 30, 1996 increased 9.5% to $787.3 million as compared to $719.0 million for the three months ended September 30, 1995. Income from operations for the third quarter of 1996 was $60.5 million compared to $58.0 million for the third quarter of 1995. Net sales for the nine months ended September 30, 1996 increased 13.3% to $2,377.1 million as compared to $2,098.3 million for the nine months ended September 30, 1995. Income from operations for the first nine months of 1996 was $184.6 million as compared to $168.5 million for the first nine months of 1995. For the first nine months of 1996 as compared with the same period in 1995, revenues for the Company's commercial, residential and refrigeration products showed an increase. The increase in commercial revenue was due primarily to increased volume of service and repair business and favorable market conditions in the international marketplace. Residential product revenue increased slightly as a result of increased sales volume due to favorable market conditions and new product introductions partially offset by a weak market in Europe due to a cool summer. Refrigeration product revenue was up mainly due to a strong U.S. market partially offset by weak markets in Germany and France.

For the third quarter, aggregate non-U.S. sales increased 13.1% from the third quarter of 1995 to $348.2 million primarily as a result of increased commercial markets and favorable conditions in the Asia-Pacific and Latin American markets, partially offset by weakening economic conditions in the European markets. Domestic revenue increased 6.9% to $439.1 million primarily as a result of strong commercial sales, increased volume in the service and repair business and increased refrigeration revenue.

Equipment order backlog at September 30, 1996 was $911 million which is 3.0% less than one year ago and 1.4% above the $899 million backlog at December 31, 1995. Domestic backlog is down 13.0% and international backlog is up 0.9% from the third quarter of 1995. The decrease in the domestic backlog resulted from changes in timing of order placement and a less robust growth in U.S. markets. Other factors are the replacement chiller market and flat international refrigeration orders. Internationally, the Company's backlog outperformed the marketplace as a result of continued improvement in the Company's worldwide distribution system.

The following table sets forth third quarter revenue by product and geographic market (in thousands):

                                Three months ended Sept. 30,
                                ----------------------------
                                 1996                  1995
                                ------                ------

     Commercial products      $ 342,071            $ 318,511
     Residential products       252,172              247,196
     Refrigeration products     193,060              153,249
                               --------             --------

         Total revenue        $ 787,303            $ 718,956
                               ========              =======

     U.S.                           56%                  57%
     International                  44%                  43%
                                   ----                 ----
         Total                     100%                 100%
                                   ====                 ====



                                  (continued)

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Gross profit in the third quarter of 1996 increased 9.8% to $168.8 million or 21.4% of net sales as compared to $153.8 million or 21.4% of net sales for the 1995 period. Gross profit for the nine month period increased 12.7% to $516.4 million or 21.7% of net sales as compared to $458.1 million or 21.8% of net sales for the same period in 1995. Gross profit for the third quarter was impacted primarily by realized price increases and new product introductions, partially offset by inflationary cost increases and production cost increases.

Selling, general and administrative expenses in the third quarter of 1996 were $105.8 million, 13.4 % of net sales, versus $92.4 million, 12.9% of net sales, in 1995. Selling, general, and administrative expenses for the nine months ended September 30, 1996 of $324.4 million were 13.6% of net sales as compared to 13.3% of net sales for the same nine month period in 1995. The increase as a percent of net sales is due to increased expenditures on infrastructure in the international locations, costs associated with new product introductions, cost associated with bringing acquired companies up to York's reporting and operating standards, and increased research and development costs.

Interest expense during the third quarter decreased to $7.7 million in 1996 from $9.5 million in 1995. This was a result of decreased domestic interest rates in 1996 and slightly lower average borrowings.

The provision for income taxes of $14.6 million in the third quarter of 1996 relates both to U.S. and non-U.S. operations. This decrease in the effective tax rate is primarily the result of the benefit of increased export incentives and utilization of foreign tax credits. These benefits were partially offset by the tax impact of nondeductible items, including the amortization of goodwill.

As a result of the above factors, the Company had a net income of $38.8 million in the third quarter of 1996 as compared to net income of $30.0 million in the third quarter of 1995, an increase of 29.7%.

Liquidity and Capital Resources
-------------------------------

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

The Company had working capital of $516.4 million and $393.1 million as of September 30, 1996 and December 31, 1995, respectively. The current ratio was
1.69 at September 30, 1996 as compared to 1.50 at December 31, 1995.

At September 30, 1996, the Company maintained a $350 million Amended and Restated Credit Agreement (the Agreement) expiring on July 31, 2000. The Agreement was amended and restated on July 21, 1995. At September 30, 1996 and December 31, 1995 the Company could borrow $350 million. The Agreement provides for borrowings under the facility at LIBOR plus .20% or at bid rates as specified in the Agreement. At September 30, 1996 the LIBOR rate was 5.62%. A fee of .10% is paid on the unused facility. The Agreement, as amended, contains financial and operating covenants requiring the Company to maintain certain financial ratios and restricting its ability to incur indebtedness, make investments and create or permit to exist certain liens.

Commercial paper borrowings are expected to be reborrowed in the ordinary course of business. The average interest rate on the commercial paper was 5.47% as of September 30, 1996.

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


                                  (continued)

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The Company sold a fractional ownership interest in a defined pool of trade accounts receivable for $100 million. At September 30, 1996, the discount rate on the accounts receivable sold was approximately 5.40%.

In July 1995, the Company registered $200 million in debt securities with the Securities and Exchange Commission. Under terms of the registration statement, the Company may offer and sell up to that amount of such securities from time to time at prices and terms to be determined at or prior to sale. No amounts of such debt securities are outstanding at September 30, 1996.

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

Capital expenditures currently anticipated for expanded capacity, cost reductions and the introduction of new products during the next twelve months will be in excess of depreciation and amortization. These expenditures will be funded from a combination of operating cash flows and funds available under the revolving credit facility or commercial paper.

Cash dividends of $0.09 per share were paid on common stock in the third quarter of 1996. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as the Company's profitability, financial condition, cash requirements and future prospects.



                           PART II-Other Information


Item 1 Legal Proceedings

               Not Applicable


Item 2 Changes in Securities

               Not Applicable


Item 3 Defaults Upon Senior Securities

               Not Applicable


Item 4 Submission of Matters to a Vote of Security Holders

               Not Applicable

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


                           PART II-Other Information


Item 5 Other Information

              Not Applicable


Item 6 Exhibits and Reports on Form 8-K

       (a)    Exhibit 27 Financial Data Schedule (EDGAR only)

       (b)    None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned unto duly authorized.


                              YORK INTERNATIONAL CORPORATION
                              ------------------------------
                                         Registrant



Date   November 1, 1996                  /S/ Dean T. DuCray
     -------------------      ------------------------------------------
                              Vice President and Chief Financial Officer

EXHIBIT INDEX
-------------


Exhibit No.                                 Description
-----------          ----------------------------------------------------------

27                   Financial Data Schedule (EDGAR only)