Form 10-K
period 1996-12-31
YORK INTERNATIONAL CORP /DE/
filed 1997-03-25
CIK 842662

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                        COMMISSION FILE NUMBER: 1-10863

                        YORK INTERNATIONAL CORPORATION
          (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                          13-3473472
(STATE OF INCORPORATION)                    (I.R.S. EMPLOYER IDENTIFICATION NO.)

                   631 SOUTH RICHLAND AVENUE, YORK, PA 17403
                                (717) 771-7890
         (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
   TITLE OF EACH CLASS                              ON WHICH REGISTERED
   -------------------                             ---------------------

COMMON STOCK, $.005 PAR VALUE PER SHARE         NEW YORK STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                        YES   X    NO _____
                                                            -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                        [_]

As of March 14, 1997, there were 43,475,318 shares of the registrant's Common Stock outstanding, and the aggregate market value of the Common Stock held by non-affiliates was $1,967,258,139 based on the closing price of the Common Stock on the New York Stock Exchange Composite Transactions of such date. (Only officers and directors of the registrant are assumed to be affiliates for purposes of this calculation.)

                      DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Annual Report to Stockholders for the year ended December 31, 1996 and the Notice of Annual Meeting of Stockholders and Proxy Statement pertaining to the Annual Meeting are incorporated herein by reference into Parts II, III and IV.

                 Exhibit Index is located on pages 21 and 22.

                        YORK INTERNATIONAL CORPORATION

                                   FORM 10-K

                         YEAR ENDED DECEMBER 31, 1996

                                     INDEX


                                    PART 1

ITEM
NUMBER                                                                      PAGE
------                                                                      ----
 1.  Business                                                                 1

 2.  Properties                                                              15

 3.  Legal Proceedings                                                       15

 4.  Submission of Matters to a Vote of Security Holders                     16

                                    PART II

 5.  Market for Registrant's Common Equity                                   16
     and Related Stockholder Matters

 6.  Selected Financial Data                                                 16

 7.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                               16

 8.  Financial Statements and Supplementary Data                             16

 9.  Changes in and Disagreements with Accountants on Accounting             16
     and Financial Disclosure


                                    PART III

 10.  Directors and Executive Officers of the Registrant                     17

 11.  Executive Compensation                                                 17

 12.  Security Ownership of Certain Beneficial Owners and Management         17

 13.  Certain Relationships and Related Transactions                         17

                                    PART IV

 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K       17

                                    PART I

ITEM 1.  BUSINESS


GENERAL
-------

The Company is a full-line, global manufacturer of heating, ventilating, air conditioning and refrigeration ("HVAC&R") products. The Company believes it is the third largest manufacturer and marketer of such products in the United States and one of the leading companies in the HVAC&R industry internationally. The Company's air conditioning systems range from a one ton* unit for a small residence to the 59,000 ton system installed in the New York World Trade Center. In 1996 the Company's products were sold in over 100 countries through over 750 sales and distribution facilities and are in use in such diverse locations as the Kuala Lumpur City Centre in Malaysia, the British Houses of Parliament, the Tokyo World Trade Center, the Pentagon, NASA's Vehicle Assembly Building at Cape Canaveral, NASA's Johnson Space Center, the Los Angeles International Airport, the Jeddah Airport, the Overseas Union Bank Centre in Singapore, the Sydney Opera House, the National Library Complex in Beijing, the Atlantic City Convention Center, the English Channel Eurotunnel, the Hong Kong Exposition Centre and the Lantau Airport Railway System in Hong Kong.

The Company was founded in 1874 in York, Pennsylvania. From 1956 until 1986 the Company was a part of Borg-Warner Corporation ("Borg-Warner"). In 1986 it was spun off to Borg-Warner shareholders and became an independent, publicly held company. In 1988 the Company was purchased in a leveraged buyout by a corporation organized by affiliates of Citicorp Investments Inc. ("CII") and two investors (the "Acquisition"). In October 1991, the Company completed an initial public offering of its Common Stock and in 1992 CII and the other non-management investors in the Acquisition sold their remaining shares in a public offering.

Headquartered in York, Pennsylvania, the Company has manufacturing facilities in 12 states and 11 foreign countries. As of December 31, 1996, the Company employed approximately 20,100 people worldwide.

Unless the context otherwise requires, the terms "Company" and "York" refer to the Company and its consolidated subsidiaries. The Company's principal executive offices are located at 631 South Richland Avenue, York, Pennsylvania 17403, and its telephone number is (717) 771-7890.


PRODUCTS AND MARKETS
--------------------

All of the Company's products are in the heating, ventilating, air conditioning and refrigeration (HVAC&R) industry and the Company operates solely in this industry. Within HVAC&R, the Company's products fall into three general categories. The first is commercial products, consisting of heating, air conditioning and thermal storage equipment designed for commercial applications in retail stores, office buildings, shopping malls, manufacturing facilities, hospitals, universities, airports and marine vessels. Commercial products include both engineered products, which vary in design and function according to the customer's needs and applications, and large capacity residential products. The second is residential products, consisting of air conditioning and furnace units and hermetic and scroll compressors designed for use in residential applications. Residential air conditioners and furnaces are often described as unitary products because all of their components are housed as units in one or two cabinets. The third is refrigeration products including commercial and industrial refrigeration and gas compression equipment designed for the food, beverage, chemical and petrochemical processing industries. Like engineered products, the Company's refrigeration and gas compression equipment is designed specifically for the customer's needs and applications.


________________
* The cooling capacity of air conditioning units is measured in tons. One ton of cooling capacity is equivalent to 12,000 BTUs and is generally adequate to air condition approximately 500 square feet of residential space.

The following table sets forth revenue by product and geographic market:
(in thousands)

                              1996          1995          1994
                          ------------  ------------  ------------
Commercial products        $1,478,133    $1,342,355    $1,157,071
Residential products        1,031,798       953,554       795,357
Refrigeration products        708,603       634,039       469,436
                           ----------    ----------    ----------

 Total revenue             $3,218,534    $2,929,948    $2,421,864
                           ==========    ==========    ==========

U.S.                               54%           55%           56%
International                      46%           45%           44%
                           ----------    ----------    ----------
                                  100%          100%          100%
                           ==========    ==========    ==========

COMMERCIAL PRODUCTS.  The Company's commercial products consist of heating and
-------------------
air conditioning and thermal storage equipment for commercial and other buildings ranging from fast food restaurants to large industrial complexes. Commercial air conditioning products include air-cooled and water-cooled chillers, central air-handling units, variable air volume units and control equipment to monitor and control the entire system. Commercial buildings such as retail stores, shopping malls and light industrial manufacturing facilities use split unit or roof-top units manufactured by the Residential Products Group. These units employ hermetic compressors manufactured by the Company's Bristol Compressor Subsidiary or other vendors. Larger units for facilities such as hospitals, office towers, hotels, airports and manufacturing operations are custom designed and manufactured by the Company's Applied Systems Division. The Applied Systems Division also supplies specially designed chilled water systems for use on U.S., British, French and other naval vessels. The Company is currently the major supplier of water chillers to the U.S. Navy for both surface vessels and submarines.

The Company markets its commercial products under the "YORK", "MILLER-PICKING", "TEMPMASTER", "SEVESO", "BRISTOL", and "IMECO" brands. In the United States and Canada, distribution of commercial equipment is coordinated by 9 regional offices and approximately 56 district offices. These district offices market products directly to end users and contractors. The Company has approximately 120 direct sales representatives and 40 independent sales agents in the North American market. In addition, certain light commercial equipment is sold through the residential distribution network.

In addition to revenues from new construction sales, the Company derives substantial revenues by selling replacement equipment and parts, and by providing routine maintenance and emergency service for products manufactured by the Company and its competitors through annual service contracts. The Company has a national account sales program to service customers with multiple locations throughout the world.

The Company has introduced a new line of standard indoor air handling equipment incorporating the latest technologies for indoor air quality. The Company markets a line of customized indoor and outdoor air handling products as a result of the September 1992 acquisition of the Miller-Picking Company. York manufactures the broadest line of air handling equipment of any manufacturer in the industry.

RESIDENTIAL PRODUCTS.  The Company's primary residential products are one to
--------------------
five ton split unit central air conditioning and heating systems manufactured and sold by the Company's Residential Products Group ("UPG") and one to five ton hermetic compressors manufactured and sold by Bristol. Revenues from Bristol compressors were approximately $368 million, $381 million and $448 million during 1994, 1995 and 1996, respectively, and for split unit systems were approximately $311 million, $374 million and $485 million during 1994, 1995 and 1996, respectively. No other residential product accounted for 10% or more of the Company's revenues for the periods presented.

A split unit system consists of an outdoor unit containing a compressor and condenser, and a connected indoor unit containing a heat exchanger, an electric, gas or oil heating section, an indoor blower system and associated controls. A hermetic compressor is an integral part of the residential air conditioning system. The Company's products use compressors manufactured by Bristol as well as those purchased from other vendors. In 1994, approximately 84% and in 1995, approximately 83%, and in 1996, approximately 82% of Bristol's revenues were attributable to sales of products to other air conditioning equipment manufacturers. During 1995, Bristol entered into a joint venture, Scroll Technologies, to design and manufacture scroll compressors. This allows Bristol to expand its product offering to include scroll compressor capabilities.

The Company's 1995 acquisition of Evcon Holdings expands UPG's capabilities and distribution network in the domestic residential market. Evcon's distribution process is similar to UPG's and allows both organizations to expand product offerings. Evcon sells residential systems under the "COLEMAN EVCON", "RED T", "GUARDIAN" and "AIRPRO" brands. The Company also markets its residential systems under the "YORK", "LUXAIRE", "FRASER-JOHNSTON", "MONCRIEF", "HOMEAIR" and "SEVESO" brands. "YORK" is the Company's premium brand, which is sold through 11 Company-owned distribution centers and 40 exclusive independent distributors. The "YORK" brand is sold with a high level of customer service and sales support. Other brands are sold through more than 200 non-exclusive distributors primarily for resale to contractors. In 1995 and 1996, respectively, the Company derived approximately 54% and 50% of its split unit revenues from sales of "YORK" brand products.

Sales of residential systems and Bristol compressors include both new installations and replacement systems. The Company believes that two recent market trends have caused new installation sales to outperform the new home construction market. The Company believes that the percentage of new homes installing air conditioning systems has been increasing in recent years as air conditioning has come to be considered by many to be a standard fixture in the home. In addition, the trend to use multiple zones for maximum energy efficiency has led to an increasing number of units per home. The Company estimates that more than half of its residential revenues are attributable to the replacement market. The replacement market is not affected by levels of new home construction and therefore tends to be less cyclical. On the other hand, the replacement market is significantly affected by temperatures. Hot spring weather causes existing older units to fail earlier in the season, leading customers to accelerate replacement of a unit which might otherwise be deferred in the case of a late season failure.

All outdoor residential split system products have been redesigned to meet the seasonal energy efficiency requirements (SEER) of the National Appliance Energy Conservation Act of 1987, as amended, which was implemented on January 1, 1992. The new products cover a wide range of efficiencies and may be able to qualify for rebates offered by local utility companies for high efficiency equipment. These new outdoor products will also operate at low sound levels to meet the growing demand for quiet operation. Bristol markets an "Inertia" reciprocating compressor that directly competes against other more expensive technologies in meeting the energy efficiency requirements that were mandated in January 1992 and continues to upgrade the efficiency of the Inertia compressor. Scroll Technologies continues to upgrade the scroll compressor technology and performance.

REFRIGERATION PRODUCTS.  Using patented improvements to Frick Division's
----------------------
licensed screw compressor technology, the Company has developed a successful line of industrial and commercial refrigeration products. Screw compressors enable the Company to produce a highly reliable, ammonia refrigeration system required for commercial and industrial applications in the food, beverage, chemical and petrochemical industries. The Company believes that screw compressors are the most reliable and energy efficient compressors available for ammonia refrigeration systems. Food processing equipment produced by the Company includes spiral and tunnel freezers for York Food Systems' and Northfield Freezing Systems' applications in the poultry, frozen vegetable and prepared food businesses. In addition, the Company manufactures packaged refrigeration systems to cool chemical and petrochemical products during their production processes. The 1995 acquisition of Gram Refrigeration and Gram Contractors provides similar capabilities in manufacturing in Europe and increases distribution and the availability of advanced technology. The Gram acquisition also makes available the reciprocating compressor for refrigeration applications. The Company's refrigeration and gas compression equipment is engineered and manufactured to customer specifications. The Company's revenues from sales of refrigeration and gas compression products were $708.6 million and $634 million in 1996 and 1995, respectively.

The Company markets its refrigeration and gas compression equipment under the "YORK", "YORK FOOD SYSTEMS", "FRICK", "FRIGID COIL", "IMECO", "RECO", "RITE COIL", "RECOLD", "NORTHFIELD", "ACUAIRE" and "GRAM REFRIGERATION" brands. The products are sold by the Company's sales engineers located in 14 offices and a national network of more than 40 independent agents in the United States and nine offices and 20 independent distributors and two licensees elsewhere in the world. In addition, the Company believes that developing third world countries offer opportunities for increasing sales of refrigeration equipment. Approximately 62% of the Company's annual production of these products are sold in foreign markets.

The Company's Food Systems Group develops commercial food freezing and processing machinery in the domestic and international markets. Customers of this group include Tyson Foods, H. J. Heinz, Cargill, Unilever and Nestle. Installations have been completed in Russia, Poland, China, Western Europe, North America, Australia, India, New Zealand and Africa. The Food Systems Group pulls through sales of refrigeration products from the refrigeration products group.

The Company's new products in this area include smaller capacity packaged commercial freezing machines down-sized to meet the needs of the developing new markets, and a growing capability to design and deliver turn-key food processing lines which include a broad spectrum of York products.

AFTERMARKET   The Company believes its reputation for service and repair is
-----------
excellent. The Company's more than 3500 service technicians in offices throughout the world generate substantial revenues through the sale of replacement parts and by providing routine and emergency service for air conditioning and refrigeration systems manufactured by the Company and its competitors. In 1996 on a worldwide basis, the higher margin service, repair and replacement business accounted for an estimated 49% of the Company's total sales. The Company believes that its emphasis on service and repair, combined with the growth in and aging of the installed base of air conditioning and refrigeration equipment, have been key factors in increasing the percentage of the Company's revenues derived from the service, repair and replacement market.

  INTERNATIONAL.  The Company's International operations manufacture and market
  -------------
a complete line of residential and commercial air conditioning equipment, refrigeration equipment and compressors. The Company exports products manufactured in the U.S. and manufactures products in the United Kingdom, Italy, Australia, Denmark, France, Germany, Uruguay, and Mexico and through joint ventures located in Colombia, Egypt, Thailand, Spain, China, and Malaysia.

The Company manufactures commercial air conditioning equipment in England.
These products are marketed primarily in Europe, the Middle East, and the Asia Pacific Region. York fabricates refrigeration equipment in France, Germany, and Denmark. Equipment manufactured in France and Germany is sold primarily in Europe, whereas the Denmark facility produces products sold throughout the world. York also designs and sells snow making systems worldwide through York Neige based in France. York Neige has installed snow making equipment on the sites of the 1992 Winter Olympics in France and the 1994 Winter Olympics in Norway, as well as in over 100 ski resorts throughout Europe and North America. York produces residential and commercial air conditioning equipment near Milan, Italy, for distribution within Italy and through York sales offices worldwide. Additional sales and service companies are located in Austria, Switzerland, Bulgaria, Russia, other former CIS countries, the Czech Republic, Hungary, Poland, Slovakia and Romania. The Company's European operations have supplied equipment for such locations as the Kremlin, Pompidou Center in Paris, La Scala Opera House in Milan, English Channel Eurotunnel and Frankfurt Airport.

The Company markets its equipment and service in the Middle East and India through offices in Dubai, Abu Dhabi, Kuwait, Istanbul, New Delhi, Mumbai, Cairo, Karachi, and through numerous distributors throughout the region. The Company has sales and service joint ventures throughout the Kingdom of Saudi Arabia.
The Company's ability to manufacture large tonnage air-cooled air conditioning equipment capable of operating under extreme conditions has resulted in winning a substantial number of large contracts in the water short Middle East. The Company has installed systems throughout the region, including equipment in the Jeddah Airport, Prophet's Mosque in Medina, U.S. Embassy in New Delhi, Cairo Airport, Abu Dhabi National Oil Company, stock exchanges in Kuwait and Istanbul, and numerous office and hotel installations.

The Company markets and services its products in the Pacific Rim region through offices in Hong Kong, China (7 offices), Singapore, Korea, Australia, Indonesia, and Thailand, joint ventures in Taiwan and Malaysia, and various distributors throughout the region. The Company manufactures products through joint ventures in China, Thailand, and Malaysia, and wholly owned facilities in Australia. The Company has installed systems throughout the region, including equipment in the Shanghai Opera House, Shenzhen Railway Station, Hong Kong Exposition Centre, Overseas Union Bank Centre in Singapore, Grand Hotel in Taipei, Sydney Opera House, and the Kuala Lumpur City Centre in Malaysia, the world's tallest building.

Sales through Latin America are handled through offices in Mexico, Argentina, Brazil, Chile, Colombia, Miami, (USA), Puerto Rico, Argentina and Venezuela, sales representatives and independent distributors located throughout Latin America. In Brazil, products are marketed through a recently formed joint venture. The

Company has two manufacturing facilities in Mexico producing both residential and commercial air conditioning equipment for domestic sale and export. A manufacturing facility in Uruguay provides the Company with commercial air conditioning and refrigeration products to support sales in the Mercosur trading countries. The Company also operates a small manufacturing facility in Bogota, Colombia that produces unitary products and fan coil units. Installations include World Trade Centers in Mexico, Colombia, and Chile, Sao Market Place in Brazil, Mexican Stock Exchange, and Hotel Intercontinental in Argentina.


STRATEGY
--------

The Company's strategy is to continue to focus on the global air conditioning equipment and worldwide service, repair and replacement markets and increase its presence in the worldwide refrigeration and gas compression market, complementing its sales in the domestic residential and commercial new construction markets. The Company has grown, and expects to continue to grow, through expansion of its current product lines, acquisitions of businesses, establishment of joint ventures and licensing of technology in the HVAC&R industry.

The Company intends to continue its strategy of increasing its market share by broadening its product range to offer a complete line of environmentally acceptable and energy efficient products. The Company seeks to take advantage of regulatory changes by developing products that comply with tightening environmental and energy efficiency requirements and regulations before they become effective. The Company has implemented its environmental strategy by developing product lines that utilize its screw, centrifugal, reciprocating, hermetic and inertia compressor technology employing HCFC-123, HCFC-22, R-407C, R-410A, R-404A, R-507, R-717 (ammonia) and HFC-134a as a refrigerant. The screw and centrifugal compressor utilize designs which separate the refrigerant from the motor housing. See "Environmental Matters" below. The Company has increased the overall efficiency of its product offerings by employing internally developed advanced heat transfer and compressor technology and introducing large air conditioning systems that utilize advanced thermal storage and absorption technologies.

The Company is also seeking to expand into new markets. The Company intends to expand its sales of residential equipment throughout the international markets by broadening its product line, expanding its distribution capabilities and pursuing acquisitions.

The Company also focuses on controlling manufacturing and operating expenses and thus improving its operating margins by redesigning products, acquiring more efficient manufacturing equipment and processes and reducing costs not directly associated with the manufacturing process. In addition, the Company has implemented a continuous planning process to enable it to carefully monitor the amount of capital used in its business and to reposition its business units in light of changing conditions throughout the year. The Company believes that its management stock ownership plans and management incentive compensation plan, which rewards the management team of each operating unit for achieving the planned objectives of that unit, have been key elements in implementing its strategies and achieving its financial objectives.


ACQUISITIONS
------------

On December 31, 1996, the Company acquired assets of SNOMAX located in Rochester, New York. Snomax develops, manufacturers and sells ice-nucleating molecules which are catalysts in the snow making process.

On December 30, 1996, the Company formed a joint venture with a partner in Wuxi of the People's Republic of China (P.R.C.) for the manufacture of certain commercial air conditioning products in the P.R.C.

On October 31, 1996, the Company acquired the assets of Natkin Service Company (Natkin) located in Denver, Colorado. Natkin is a HVAC service company which complements the Company's current commercial service business in the U.S. The addition of Natkin expands the Company's service capabilities primarily in the Southwestern U.S.

On July 31, 1996, the Company acquired all of the outstanding shares of Northfield Equipment and Manufacturing Company (NEMCO) located in Northfield, Minnesota. NEMCO designs and manufacturers food processing freezing equipment.

On July 29, 1995, the Company acquired the outstanding shares of Northfield Freezing Systems, Inc. (NFS), located in Northfield, Minnesota. NFS develops, designs, sells and services food processing freezing equipment.

On July 5, 1995, the Company and a Thai partner formed a manufacturing joint venture in Thailand. The Company has a 67% interest in this joint venture which acquired the operating assets of the partner's existing facility. The venture produces residential air conditioning products for distribution primarily in markets outside of North America.

On May 31, 1995, the Company acquired two divisions of Gram A/S, Gram Refrigeration and Gram Contractors, headquartered in Vojens, Denmark (Gram Divisions). The Gram divisions develop, manufacture, sell and service components for industrial refrigeration worldwide. Gram's principal product offering includes screw and reciprocating compressors, plate freezers, flake ice machines and refrigerant valves. Gram Contractors installs Gram equipment and components in Denmark. The addition of these two divisions has expanded the Company's presence in the global industrial refrigeration market and provides additional manufacturing capacity and engineering expertise to the Company's screw compressor and industrial refrigeration product lines.

On May 25, 1995, the Company purchased an additional 20% interest in Taiwan-YORK Company, Inc. raising the Company's ownership from 40% to 60%. As a result, the Company has a controlling interest in this joint venture which sells and services HVAC&R equipment in the Republic of China (Taiwan).

On May 3, 1995, Bristol Compressors, Inc., a subsidiary of York International Corporation, formed a partnership to operate a new joint venture for the development and production of scroll compressors. The joint venture, called Scroll Technologies, owns and operates a scroll compressor plant. The Company believes that this venture is beneficial to both companies because it combines scroll technology developed by the partner and the manufacturing expertise of Bristol. Each Company markets the product produced by the venture through its own independent distribution channels.

On April 19, 1995, the Company formed a joint venture with a partner in the People's Republic of China ("P.R.C.") for the manufacture of certain commercial air conditioning products in the P.R.C.

On March 1, 1995, the Company acquired all of the capital stock of Evcon Holdings, Inc. (Evcon), a Delaware corporation. In connection with the transaction, Evcon's outstanding bank indebtness was repaid, and its temporary capital (comprised of preferred stock and warrants) was repurchased and cancelled, out of the purchase price. The Company financed the acquisition through existing credit commitments. Evcon designs, manufactures and supplies air conditioning, heating and air handling equipment for the residential, manufactured housing and light commercial markets. Evcon is based in Wichita, Kansas and maintains manufacturing facilities there. The cost of the acquisition was allocated on the basis of estimated fair values. This allocation resulted in approximately $98.7 million of cost in excess of net assets acquired. Such excess is being amortized on a straight-line basis over forty years. Evcon's results of operations have been included in the Company's consolidated results of operations since the acquisition date.

The unaudited consolidated results of operations of the Company for 1995 and 1994 on a pro forma basis assuming Evcon was acquired as of the beginning of the respective periods are as follows (in thousands, except per share data):

                                                Year ended December 31,
                                                -----------------------
                                                 1995            1994
                                                 ----            ----
     Net sales                                $2,950,249      $2,602,789
     Net income (loss)                        $  (96,315)     $   93,876
     Earnings (loss) per share                $    (2.37)     $     2.51

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

During the first quarter of 1994, the Company's wholly-owned Italian subsidiary acquired certain assets of Seveso Clima SpA (Seveso), an Italian corporation. Seveso, based in Barlassina, Italy, designs, manufactures and supplies air conditioning, heating and air-handling equipment to the commercial and residential markets throughout Europe. Seveso's principal product offerings include air cooled and water cooled chillers and heat pumps, fan coils, air handling units, portable air conditioners and commercial and residential split systems. Also during 1994, the Company acquired a 40,000 square foot manufacturing facility in Bogota, Colombia, which produces unitary air conditioners and fan coils. Also acquired during 1994 was a line of energy-efficient thermal transfer products from Rite Coils, Inc. The manufacturing line for this product was moved to the manufacturing facility in Polo, Illinois.

Except for the acquisition of Holdings, as to which proforma information is set forth above, the effect on the Company's results of operations and financial position of the acquisitions and investments described in the preceding paragraphs is not significant.


MANUFACTURING
-------------

Residential and light commercial products up to 100 tons, often called unitary products, are manufactured principally in plants located in Elyria, Ohio; Norman, Oklahoma; Wichita, Kansas; Barlassina, Italy; Bogota, Colombia; Monterrey, Mexico; Perth, Australia, Coffs Harbor, Australia; and Bangkok, Thailand. The Company's manufacturing process relies on the purchase of certain components (including hermetic compressors, copper tube, fan motors, fan blades and control elements) from outside suppliers, and in-house fabrication of sheet metal cabinets and refrigerant coils. The various unitary products are then assembled and tested before shipment. Bristol compressors are manufactured at the Company's factories in Bristol, Virginia and Sparta, North Carolina, and by Scroll Technologies in Arkadelphia, Arkansas. As with other Company products, Bristol compressors are assembled using purchased parts (including motors, castings, forgings and electronic components) as well as parts manufactured by the Company. Bristol built the manufacturing assembly plant in Sparta, North Carolina during 1994 and started production in the first quarter of 1995. The Scroll Technologies joint venture was established in 1995.

The Company's commercial products, which range from 50 to 8,500 tons, often called engineered air conditioning products, are principally manufactured in the United States in York, Pennsylvania as well as Albany, Missouri; Hattiesburg, Mississippi; and San Antonio, Texas. Additional manufacturing facilities are located in the United Kingdom, Italy, France, Germany, Australia, Uruguay, China and Mexico.

Many of the components of the Company's engineered products, such as motors, control elements and castings, are purchased from outside suppliers. The other components are custom manufactured by the Company. Using these components and custom-designed specifications, the engineered products are machined, assembled, tested, shipped and installed. Following installation, the Company assists in the start-up of the system, and supplies ongoing maintenance, service and replacement parts.

Refrigeration equipment is manufactured at Company-owned facilities in Dixon, Illinois; Polo, Illinois; Waynesboro, Pennsylvania; Northfield, Minnesota; Smithville, Ohio; San Antonio, Texas and Denmark, and at a leased facility in Santa Fe Springs, California, with additional facilities in the Company's plants in France, Germany and Mexico.


RAW MATERIALS AND PURCHASED COMPONENTS
--------------------------------------

The Company purchases compressors, steel, copper, aluminum, electric motors, castings, forgings, stampings, fabricated copper tubes, electronic starters and controls, aluminum fin, fan blades, capacitors, transformers, refrigerant gases, valves, fittings and other components from many outside suppliers. Alternate sources of supply are available for all raw materials and components for which the Company uses a single supplier. The Company believes that it has adequate sources of supplies of raw materials and component parts for its manufacturing requirements. In order to hedge against certain raw material price increases, from time to time the Company enters into forward contracts for the purchase of certain raw materials, principally copper and aluminum.


JOINT VENTURES IN FOREIGN MARKETS
---------------------------------

In addition to its wholly-owned domestic and European production and distribution facilities, the Company produces, distributes and services residential and commercial products in foreign markets through its participation in several foreign joint ventures, which are described in the following table:

                                                     Joint Venture
                                                   (Percent Owned by                 Principal
Principal Location    Joint Venture Partner           the Company)               Products/Services             Markets Served
------------------    ---------------------     ----------------------------    -----------------------        --------------
Egypt                 Publicly held Egyptian    Miraco (15%)                    Manufacture residential        Egypt
                      Corporation                                               and light commercial
                                                                                equipment
Malaysia              OYL Industries            OYL-Condair Industries          Manufacture residential        Asia Pacific
                      BHD.                      SDN.BHD. (49%)                  and light commercial           Middle East
                                                                                equipment

Malaysia              OYL Industries            York (Malaysia) Service         Sales and service of air       Malaysia
                      BHD.                      SDN.BHD. (30%)                  conditioning equipment

Thailand              Individual Thai           Aeromaster Industry             Manufacture residential        Asia Pacific
                      Shareholders              Co. Ltd. (67%)                  equipment                      Europe

Peoples Republic      Guangzhou Sinro Air       York Ghuangzhou Air             Manufacture light              China
of China              Conditioning Mechanical   Conditioning and                                               commercial equipment
                      and Electrical Equipment  Refrigeration Co. Ltd.
                      Company Ltd.              (80%)

Republic of China     Taipei Engineering        York Taiwan Company, Inc.       Service and repair of air      Taiwan
(Taiwan)              Taiwan York Service Co.   (60%)                           conditioning equipment

Spain                 Compania Roca             Clima Roca-York S.L.            Manufacture residential        Spain
                      Radiadores S.A.           (50%)                           equipment

Cyprus                Sabinco Ltd.              KROY  Ltd. (50%)                Sales of air conditioning      Middle East
                                                                                equipment and parts

Colombia              Inversiones Lopez         York International S.A.         Manufacture light              Colombia
                      Imbett y cias en. cia     (Colombia) (67%)                                               commercial equipment

Peoples Republic      Wuxi Boiler Group         York-Wuxi Air Conditioning      Manufacture commercial         China
of China                                        and Refrigeration Co. Ltd.      equipment
                                                (80%)

Brazil                Mayside Participacues   York International            Sales of air conditioning    Brazil
                      Administracao e         Commercial Ltda.              equipment
                      Comercio Ltda           (80%)

Saudi Arabia          Al Salem United         Al Salem-York Services        Service and repair of        Saudi Arabia
                      Contracting Co.         Ltd. (49%)                    air conditioning
                                                                            equipment


Dividends received by the Company from foreign joint ventures were $1.0 million in 1994, $0.6 million in 1995 and $1.5 million in 1996. Total Company investments in foreign joint ventures were $6.4 million, $16.7 million and $22.2 million at December 31, 1994, 1995 and 1996, respectively. Total sales by the Company to foreign joint ventures are less than 1% of the Company's total revenues.


RESEARCH AND DEVELOPMENT
------------------------

The Company's ongoing research and development program involves redesigning existing products to reduce manufacturing costs and to increase product efficiencies, developing electronic controls for existing products and creating new products. During the years 1994, 1995 and 1996, the Company spent $22.6 million, $26.9 million and $28.0 million, respectively, for all product development activities.

Product development activities in 1995 and 1996 encompassed a wide range of products. The Company's centrifugal chiller line was expanded for use with HCFC-22, R-407C, R-410A and HFC-134a, all considered environmentally acceptable replacements for CFC's. The Company also offers screw compressors which use R-717 (ammonia). The product line now extends from 300 to 2,000 tons for these
refrigerants.   The Company also completed development of a new custom air handling product line in the range of 2,000 to 50,000 cubic feet per minute
(CFM). The new products include the latest technologies to insure indoor air quality. The combination of air handling product development and existing product lines gives York the broadest line of air handling products of any single manufacturer in the industry. The Company announced a new line of centrifugal chillers ranging from 400 to 2,000 tons, incorporating natural gas engine drives supplied by Caterpillar Inc. The product line boasts the highest efficiency of any gas-powered air conditioning system on the market.
Development of a prototype twin-screw chiller for surface vessels continued under a U.S. Navy contract. This chiller, targeted for introduction in the fleet in 1997, will employ refrigerant HFC-134a to allow the Navy to begin its transition away from the use of CFC refrigerants. In 1995 the Company introduced more efficient centrifugal chillers utilizing HCFC-123, HCFC-22 and HFC-134a. The efficiency levels of .50 to .52 kw/ton are expected to be one of the best in the industry. The Company will also introduce a new line of variable speed drives for centrifugal chillers to 600 tons. This product will be compact enough to mount directly on the chiller and will be applicable to the retrofitting of any centrifugal chiller on the market and almost all existing machines regardless of refrigerant or manufacturer.

In 1994, the Company introduced a natural gas fueled heat pump split system marketed under the trademark "TRIATHLON". Research and development for this product was subsidized by the Gas Research Institute which is also cooperating with the Company in its marketing and sales initiatives. In early 1995, 16 SEER ultra-efficiency split systems were also introduced.

Bristol developed its 1.5 - 5 ton "Inertia" reciprocating compressor and put it into production in 1991. Bristol continues to improve on the efficiency level of the "Inertia" and a higher efficiency version was developed and put into production during 1994. The "Inertia" compressor is being sold in the residential equipment market for high energy efficiency air conditioning and heat pump applications. It is also sold in the light commercial air conditioning market. Scroll compressor technology and capability are expanding through the joint venture in 1995.


COMPETITION
-----------

All of the markets in which the Company does business are extremely competitive. Participants compete on the basis of service and the price, quality, reliability and efficiency of products. Several of the Company's competitors have greater financial resources than the Company.

In the domestic market for commercial air conditioning equipment, the Company competes primarily with two large United States manufacturers, Carrier Corporation, a subsidiary of United Technologies Corporation, and Trane Company, a division of American Standard Inc. Commercial product manufacturers compete on the basis of product design, reliability and post-installment service. Architects and engineers play an important part in determining which manufacturer's products will be used in an application.

In the residential products market, the Company competes with numerous national and regional manufacturers. In this market, price competition and maximum market coverage are particularly important, as there is relatively little perceived differentiation among competing product lines.

In the hermetic compressors market, the Company competes directly with two United States manufacturers, Copeland Corporation, a subsidiary of Emerson Electric Inc., and Tecumseh, a division of Tecumseh Corporation. In this market, the Company competes primarily on the basis of reliability and price as well as delivery, service and product efficiency.

In the domestic market for engineered refrigeration equipment, the Company competes primarily with FES, BAC, Evapco and Krack Corp. In international markets for air conditioning equipment, the Company competes primarily with Carrier Corporation, Trane Company and several Japanese manufacturers, including Matsushita, Hitachi, Mitsubishi Electric and Toshiba.


PATENTS AND TRADEMARKS
----------------------

The Company holds numerous patents that relate to the design and use of its products that it considers important, but not essential, to the overall conduct of its business. It is the Company's policy to obtain patent protection for as many of its new and developmental products as possible, and to enforce such patent rights as appropriate. No patents which the Company considers material will expire within the next five years.

The Company owns several trademarks that it considers important in the marketing of its products, including "YORK". "LUXAIRE", "FRASER-JOHNSTON", "MONCRIEF", "HOMEAIR", "RECOLD", "FRICK", "FRIGID COIL", "BRISTOL", "IMECO", "MILLER PICKING", "RECO", "COLEMAN(R) EVCON", "AIRPRO", "RED-T", "YORK FOOD SYSTEMS", "RITE COIL", "NORTHFIELD FREEZING SYSTEMS", "SEVESO", "GRAM", "AEROMASTER" and "TEMPMASTER". The Company believes that its rights in these trademarks are adequately protected and of unlimited duration.


MAJOR CUSTOMERS
---------------

During 1996, no customer, distributor, dealer or licensee accounted for more than 10% of the Company's revenues. The loss of a few customers, distributors, dealers or licensees would not have a materially adverse effect on the Company's business.


BACKLOG
-------

As of December 31, 1996, the Company's backlog was $845.1 million as compared to $898.6 million as of December 31, 1995. Substantially all of the orders are expected to be fulfilled within the next 12 months.


GOVERNMENT CONTRACTS
--------------------

In 1996, approximately 1% of the Company's sales were related to ongoing United States Government projects. The Company expects that substantially all work will be completed during fiscal year 1997 in connection with all of these contracts. The Company's existing contracts with the United States Government may be terminated at any time at the option of the Government and are subject to continued availability of government appropriations. If these contracts were terminated, the Company would only be entitled to reimbursement of costs incurred and to payment of a reasonable allowance for profit on work actually performed.

EMPLOYEES
---------

As of December 31, 1996, the Company employed approximately 20,100 persons worldwide. Approximately 12,600 persons are employed in the United States and 7,500 persons are employed in foreign countries. Approximately 4,700 domestic employees are covered by collective bargaining agreements which expire between January 31, 1997 and October 31, 2002. The Company considers its relations with its employees to be satisfactory.


ENVIRONMENTAL MATTERS
---------------------

Environmental laws that affect or could affect the Company's domestic operations include, among others, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, any regulations promulgated under these acts, and various other Federal, state and local laws and regulations governing environmental matters. The Company believes it is in substantial compliance with such existing environmental laws and regulations.

The Company's foreign operations are also subject to various environmental statutes and regulations. Generally, these requirements tend to be no more restrictive than those in effect in the United States. The Company believes it is in substantial compliance with such existing environmental statutes and regulations. In 1993, the Council of European Communities agreed on EC regulation number 1836/93 which recommended that each company voluntarily complete an ECO-Audit. The Company has completed these audits at several of its European facilities.

In September 1987, the United States became a signatory to an international agreement titled the Montreal Protocol on Substances that Deplete the Ozone Layer (the "Montreal Protocol"). The Montreal Protocol requires its signatories to reduce production and consumption of CFCs and Halons, some of which are utilized in air conditioning and refrigeration equipment. In 1988, the EPA issued regulations under the Clean Air Act implementing the Montreal Protocol in the United States. Many other countries have also become signatories to the Montreal Protocol. The manner in which these countries implement the Montreal Protocol and regulate CFCs could differ from the approach taken in the United States.

The 1990 Clean Air Act amendments implement the Montreal Protocol by establishing a program for limiting the production, importation and use of certain ozone depleting chemicals (including those governed by the Montreal Protocol) some of which are refrigerants currently used by the Company. Under the Act, the production and consumption of the refrigerants designated as "Class I substances" including all CFCs must be phased out beginning in 1991 and are to be banned completely by 2000. Certain other refrigerants, including all HCFCs, are designated as "Class II substances", and must be phased out between 2015 and 2030.

The Clean Air Act allows the EPA to accelerate the statutory phase-out schedule for any Class I or Class II substance. In November 1992, the parties to the Montreal Protocol agreed to amend the Protocol to require the complete phase-out of CFC production by the beginning of 1996. Further, the parties agreed to a 1996 production cap on HCFCs and a complete phase-out of HCFC production by 2030. The EPA has published a final rule requiring accelerated phase-out of all CFCs by 1996 and of all HCFCs by 2030.

None of the Company's manufactured products uses Class I substances. Class I substances previously used by the Company have been substituted for by Class II substances or substances that are currently unregulated. The Company does, however, believe that revenues from servicing and repairing existing equipment that uses Class I substances are and will be significant. These activities are regulated by the EPA which imposes guidelines affecting service and maintenance of equipment that uses Class I and Class II substances. The Company trains its service technicians in service and maintenance procedures that comply with the new regulations. Therefore, the Company believes that the new regulations will not have a material adverse effect on its operations. The phase-out of Class I substances will require modifications to existing air conditioning equipment as availability of recycled Class I substances decreases. Since the Company's technology enables it to modify existing equipment for use with Class II substances, it believes that this will continue to generate additional service revenues. While the Company expects to derive substantial revenue from the sale of products utilizing Class II substances, it is not expected that any phase-out will have a significant impact on the sales of such products prior to the end of the decade. Nonetheless, as the supply of virgin and recycled Class II substances falls, it will be necessary to address the need to substitute permitted substances for Class II substances.

The Company, in conjunction with major chemical manufacturers, is continually in the process of reviewing and addressing the impact of refrigerant regulations on its products. The Company believes that the combination of those products which presently utilize Class II substances and those products in the field which can be retrofitted to such refrigerants provides a complete line of commercial and industrial products. Therefore, the Company does not foresee any material adverse impact on its business or competitive position as a result of the Montreal Protocol, the 1990 Clean Air Act amendments or their implementing regulations. However, the Company believes that the implementation of severe restrictions on the production, importation or use of refrigerants employed in larger quantities by the Company could have such an impact. The Company believes that the commercial products that it has produced will be well positioned to utilize the next generation of refrigerants without substantial modification.
If the next generation of refrigerants is incompatible with the hermetic compressors used by the Company and all of its competitors for residential and light commercial products, design modifications would be required.


GOVERNMENTAL REGULATIONS
------------------------

The Company is subject to regulations promulgated under the National Appliance Energy Conservation Act of 1987, as amended, and various state regulations concerning the energy efficiency of its products. The Company has developed and is developing products which will comply with these regulations, and does not believe that such regulations will have a material adverse effect on its business.

EXECUTIVE OFFICERS
------------------

The executive officers of the Company are as follows:


     NAME                    AGE      POSITION
     ----                    ---      --------

Robert N. Pokelwaldt          60      Chairman of the Board of Directors,
                                      President and Chief Executive Officer

Scott J. Boxer                46      Vice President, and President of Unitary
                                      Products Group

Joseph D. Smith               43      Vice President, and President of Airside
                                      Products Group

Peter J. Spellar              52      Vice President, and President of Applied
                                      Systems

Thomas D. Washburne, Jr.      42      Vice President, and President of
                                      International Business Group

Michael R. Young              52      Vice President, and President of Bristol
                                      Compressors

Jane G. Davis                 47      Vice President, Secretary and General
                                      Counsel

Dean T. DuCray                56      Vice President and Chief Financial Officer

Wayne J. Kennedy              54      Vice President, Human Resources

Victor R. McCloskey           54      Vice President, Corporate Development

James P. Corcoran             51      Treasurer

C. David Myers                33      Controller


Mr. Pokelwaldt has been Chairman of the Company since January 1993. Prior thereto he was President, Chief Executive Officer and Director of the Company since June 1991, President and Chief Operating Officer from January 1990 to June 1991, Vice President of the Company and President of Applied Systems Worldwide from September 1988 to January 1990 and Chairman and Chief Executive Officer of Frick Company from June 1983 to September 1988.

Mr. Boxer has been Vice President of the Company and President of Unitary Products Group since September 1992. Prior thereto he was Managing Director of York International, Ltd. from March 1984 to September 1992. Mr. Boxer joined the Company in 1972 and previously has held various senior manufacturing positions with the Company.

Mr. Smith has been Vice President of the Company and General Manager of Airside Products Group since October 1994. Prior thereto he was Vice President of Special Projects of the Company from May 1994 to October 1994. Prior to joining the Company, Mr. Smith was Vice President and General Manager of Spherical Roller Bearing Division of SKF USA, Inc. since May 1992. Previous to this, Mr. Smith held various positions with Harley Davidson and General Motors.

Mr. Spellar has been Vice President of the Company and President, Applied Systems Worldwide since November 1995. Prior thereto, he was Vice President of the Company and Vice President, European Operations from August 1992 to November 1995, President, Frick Division from May 1987 to August 1992 and President of the Frick Company from May 1979 to May 1987.

Mr. Washburne has been Vice President of the Company and President of the International Business Group since April 1994. Prior thereto, he was Vice President of the Company and General Counsel of the Company from August 1992 to April 1994. From January 1989 until joining the Company in 1992, Mr. Washburne was a partner in the law firm of Venable, Baetjer and Howard and an associate at such firm from 1984 until 1989.

Mr. Young has been Vice President of the Company, and Chief Executive Officer and President of Bristol Compressors since October 1996. Prior thereto, he was President, Chairman and Chief Executive Officer of Evcon Industries, Inc. from 1991-1995, President and Chief Operating Officer of York International Inc. from 1988-1989, and Chairman, President and Chief Executive Officer of Bristol Compressors from 1983 to 1987.

Ms. Davis has been Vice President, Secretary and General Counsel of the Company since March 1995. Prior thereto, she was Vice President, General Counsel and Secretary of Joy Technologies Inc. from September 1988 to February 1995.

Mr. DuCray has been Vice President and Chief Financial Officer of the Company since January 1987. Prior to joining the Company he was President and Chief Executive Officer of Technical Oil Tool Corporation, a wholly-owned subsidiary of Baker International Corporation, from July 1976 to January 1987.

Mr. Kennedy has been Vice President, Human Resources, of the Company since May 1993. Prior thereto he was the Vice President of Human Resources for the Millipore Corporation from 1985 to 1993. Prior to that he was an independent consultant focusing upon Executive Development and Labor Relations.

Mr. McCloskey has been Vice President, Corporate Development Worldwide since November 1995. Prior thereto, he was Vice President of the Company and General Manager of Applied Systems Division since February 1993. Prior thereto, he was Vice President Sales and Marketing of Applied Systems North America from April 1984 to January 1993. Mr. McCloskey joined the Company in 1966 and has held various sales and marketing positions with the Company.

Mr. Corcoran has been Treasurer of the Company since July 1992. Prior thereto he was Treasurer of Griffith Laboratories from August 1990 to May 1992, Treasurer of AM International from March 1987 to August 1990 and Director, Treasury Operations of Borg-Warner Corporation from February 1977 to March 1987.

Mr. Myers has been Controller since July 1995. Prior thereto, he was Director of Financial Planning and Controls from March 1994 to December 1994 and Director of Finance, Airside Products Group to July 1995. Prior to joining the Company in 1994, he was a Senior Manager and on the professional staff with the accounting firm of KPMG Peat Marwick LLP from August 1986 to March 1994.

ITEM 2.  PROPERTIES

The Company's principal offices are located in York, Pennsylvania on an approximately 71 acre site owned by the Company. The following table lists the principal manufacturing facilities owned by the Company:

                                                                                         APPROXIMATE
LOCATION                      PRIMARY PRODUCTS                                      ENCLOSED AREA (SQ. FT.)
--------                      ----------------                                      -----------------------
York, PA                      Engineered products                                           1,500,000
Wichita, KS                   Unitary products                                                835,000
Elyria, OH                    Unitary products                                                636,000
Norman, OK                    Unitary products                                                549,000
Bristol, VA                   Hermetic compressors                                            520,000
Waynesboro, PA                Industrial refrigeration products and compressors               400,000
Basildon, England             Air and water cooled chillers for engineered products           370,000
Sparta, NC                    Hermetic compressors                                            180,000
San Antonio, TX               Industrial refrigeration and engineered products                136,000
Durango, Mexico               Engineered products                                             116,000
Vojens, Denmark               Industrial refrigeration products and compressors               111,000
Sydney, Australia             Engineered products                                             102,000
Monterrey, Mexico             Engineered products, Unitary products                           102,000
Bangkok, Thailand             Unitary products                                                 94,000
Carquefou, France             Heat exchangers and compressors                                  92,000
Polo, IL                      Evaporative cooling products                                     78,000
Roanoke, VA                   Screw compressors                                                72,000
Dixon, IL                     Evaporative cooling products                                     62,000
Smithville, OH                Freezer systems                                                  44,000
Northfield, MN                Freezer systems                                                  44,000
Bogota, Colombia              Unitary products and fan coils                                   40,000
Montevideo, Uruguay           Air handling equipment                                           22,000

At the York, Pennsylvania location, approximately 220,000 square feet of facilities are leased to tenants and approximately 100,000 square feet are neither currently used by the Company nor leased to third parties. The Company also leases for its own use a 163,000 square foot facility in Albany, Missouri , a 230,000 square foot manufacturing facility in Barlassina, Italy, a 60,000 square foot manufacturing facility in Mannheim, Germany, a 126,000 square foot manufacturing facility in Perth, Australia, a 189,000 square foot manufacturing facility in Houston, Texas, an 82,000 square foot facility in Santa Fe Springs, California and an 84,000 square foot manufacturing facility in Hattiesburg, Mississippi.

In addition to the properties described above, the Company leases approximately 95 facilities in the United States and over 40 additional facilities worldwide for use as sales and service offices and regional warehouses. The Company believes that its properties are in good condition and adequate for its requirements. The Company believes that its principal plants are generally adequate to meet its production plans pursuant to its long-term sales goals.

In the ordinary course of its business, the Company monitors the condition of its facilities to ensure that they remain adequate to meet its long-term sales goals and production plans. The Company makes capital expenditures intended to upgrade existing facilities and equipment to increase production efficiency and, when appropriate, to adapt them to the requirements of manufacturing new product lines.


ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to lawsuits arising from time to time in the ordinary course of business. The Company believes that no pending lawsuit will result in any material adverse effect to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company's security holders during the fourth quarter of 1996.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the New York Stock Exchange under the symbol "YRK". On March 14, 1997, the Company had 4,657 holders of record of its common stock.


TRADING AND DIVIDEND INFORMATION
--------------------------------

                                                            DIVIDENDS
                                      HIGH          LOW      DECLARED
                                      ----          ---      --------
  1996
  ----
  Fourth quarter                    $56 1/4       $47 3/8       $.09
  Third quarter                      51 7/8        44 3/4        .09
  Second quarter                     53 5/8        46 3/4        .09
  First quarter                      49            44            .09


  1995
  ----
  Fourth quarter                    $47 1/8       $40 1/8       $.06
  Third quarter                      48 1/2        41 3/8        .06
  Second quarter                     45 1/4        38 1/8        .06
  First quarter                      39 3/4        34 1/8        .06

The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as the Company's profitability, financial condition, cash requirements and future prospects and limitations imposed by the 1995 Amended and Restated Credit Agreement.


ITEM 6.  SELECTED FINANCIAL DATA

Information contained under the caption "Five Year Summary of Selected Financial Data" on page 5 of the Annual Financial Statements and Review of Operations is incorporated herein by reference in response to this item.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 to 11 of the Annual Financial Statements and Review of Operations is incorporated herein by reference in response to this item.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements for York International Corporation and Subsidiaries are contained on pages 12 to 28 of the Annual Financial Statements and Review of Operations and the Summary of Quarterly Results (unaudited) are contained on page 29 of the Annual Financial Statements and Review of Operations and are incorporated herein by reference in response to this item.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information contained under the caption "Election of Directors" in the Registrant's definitive 1997 Proxy Statement is incorporated herein by reference in response to this item. See Item 1 above for information concerning executive officers.


ITEM 11.  EXECUTIVE COMPENSATION

Information contained under the caption "Executive Compensation" in the Registrant's definitive 1997 Proxy Statement is incorporated herein by reference in response to this item, other than the information under the subcaptions "Report of the Compensation Committee" and "Stock Performance Graph" which are not incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information contained under the captions "Election of Directors" and "Ownership of Common Stock" in the Registrant's definitive 1997 Proxy Statement is incorporated herein by reference in response to this item.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)(1) The following financial statements of York International Corporation and subsidiaries are incorporated herein by reference to pages 12 to 28 of the Annual Financial Statements and Review of Operations:

          Consolidated Balance Sheets - as of December 31, 1996 and 1995 Consolidated Statements of Operations - years ended December 31, 1996, 1995, and 1994
          Consolidated Statements of Cash Flows - years ended December 31, 1996, 1995, and 1994
          Consolidated Statements of Stockholders' Equity - years ended December 31, 1996, 1995 and 1994
          Notes to Consolidated Financial Statements

      (2) The following financial statement schedule for York International Corporation and subsidiaries is included herein:

          VIII Valuation and Qualifying Accounts - years ended December 31, 1996, 1995 and 1994; (Page 22 of Form 10-K)

          All other schedules are omitted as they are not applicable.

          Independent Auditors' Report Covering Financial Statement Schedule; (Page 21 of Form 10-K)

      (3) The exhibits filed in response to Item 601 of Regulation S-K are as follows:

  EXHIBIT
  NUMBER
  -------

   3.1 Amended and Restated Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3, File No. 33-91292, filed on June 7, 1995)

   3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated May 3, 1996 (filed herewith)

   3.3 By-Laws of Registrant, restated as of December 17, 1996 (filed herewith)

   4.1 Receivables Sale Agreement dated as of June 30, 1992, among Registrant, as seller and collection agent, Asset Securitization Cooperative Corporation, as purchaser, and Canadian Imperial Bank of Commerce, as servicing agent for the purchaser (Incorporated by reference to Exhibit 4.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-10863)

   4.2 Indenture dated as of March 1, 1993 between the Registrant and Morgan Guaranty Trust Company of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement filed on Form S-3, File No. 33-57178, filed on January 19, 1993)

   4.3 Share Transfer Agreement dated as of June 19, 1995 between the Registrant and National Westminster Bank PLC (Incorporated by reference to Exhibit 4.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-10863)

   4.4 Dividend Rights Agreement dated as of June 19, 1995 between the Registrant and National Westminster Bank PLC (Incorporated by reference to Exhibit 4.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-10863)

   4.5 Amended and Restated Credit Agreement, dated as of July 21, 1995 among the Registrant, the several banks and the other financial institutions from time to time parties to the Agreement and Canadian Imperial Bank of Commerce, acting through its New York Agency, as Agent (Incorporated by reference to Exhibit 10.17 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-10863)

   4.6 Warrant Transfer Agreement dated as of December 21, 1995 between Registrant and National Westminster Bank PLC (Incorporated by reference to Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-10863)

   4.7 Second Amendment to Receivables Sale Agreement, dated as of August 30, 1994 (Incorporated by reference to Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-10863)

   4.8 Third Amendment to Receivables Sale Agreement, dated as of March 28, 1995 (Incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-10863)

   4.9 Amendment to Share Transfer Agreement between Registrant and National Westminster Bank PLC, dated December 10, 1996 (filed herewith)

   4.10 Amendment to Dividend Rights Agreement between Registrant and National Westminster Bank PLC, dated December 10, 1996 (filed herewith)

  *10.1 Registrant's 1989 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 33-25440)

  *10.2 Registrant's Amended and Restated 1992 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.16 to Registrant's Annual Report on Form 10-Q for the quarter ended June 30, 1995, File No. 1-10863)

  *10.3   Registrant's 1996 Incentive Compensation Plan (filed herewith)

  *10.4 Bristol Compressors, Inc. Officers Retirement/Salary Continuation Plan (Incorporated by reference to Exhibit 10.4 to York International Corporation's Registration Statement on Form S-1, File No. 33-30713, filed on August 25, 1989)

  *10.5 York International Corporation Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-10863)

  *10.6 York International Corporation Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-10863)

  *10.7 Form of Restricted Stock Agreement by and between Registrant and certain of its employees (Incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-10863)

   *10.8 First Amendment to the York International Corporation Executive Deferred Compensation Plan, dated as of December 2, 1994 (Incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-10863)

    10.10 Second Amendment to the York International Corporation Executive Deferred Compensation Plan, dated as of December 17, 1996 (filed herewith)

    11    Statement re: Computation of Per Share Earnings (filed herewith)

    12 Statement re: Computation of Ratio of Earnings to Fixed Charges (filed herewith)

    13 Annual Financial Statements and Review of Operations with Accountants' Certificate (filed herewith)

    21    Subsidiaries of the Registrant (filed herewith)

    23    Accountants' Consent (filed herewith)

    27    Financial Data Schedule (filed herewith)

* Required to be Filed as management contracts, compensatory plans or arrangements required to be identified pursuant to Item 14(c) of the registrant's report on Form 10-K.

(b) No reports on Form 8-K have been filed during the last quarter of fiscal
    1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              YORK INTERNATIONAL CORPORATION

                                  /s/ Robert N. Pokelwaldt
                                 ---------------------------------------
                                      ROBERT N. POKELWALDT
                                 PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:  MARCH 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 21st day of March 1997.

   SIGNATURE                                      TITLE
   ---------                                      -----


 /s/ Robert N. Pokelwaldt             President and Chief Executive Officer
------------------------------
     ROBERT N. POKELWALDT             (Principal Executive Officer)


 /s/ Dean T. DuCray                   Vice President and Chief Financial Officer
------------------------------
     DEAN T. DUCRAY                   (Principal Financial Officer)


 /s/ C. David Myers                   Controller
------------------------------
     C. DAVID MYERS                   (Principal Accounting Officer)


       DIRECTORS
       ---------

 /s/ Robert N. Pokelwaldt
------------------------------
      ROBERT N. POKELWALDT

 /s/ Malcolm W. Gambill
------------------------------
      MALCOLM W. GAMBILL

 /s/ Robert F. B. Logan
------------------------------
      ROBERT F. B. LOGAN

 /s/ Gerald C. McDonough
------------------------------
      GERALD C. MCDONOUGH

 /s/ Donald M. Roberts
------------------------------
      DONALD M. ROBERTS

 /s/ John C. Welsh
------------------------------
      JOHN E. WELSH III

 /s/ James A. Urry
------------------------------
      JAMES A. URRY


 /s/ Walter B. Wriston
------------------------------
      WALTER B. WRISTON

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


The Board of Directors and Stockholders
York International Corporation:

Under date of February 11, 1997, we reported on the consolidated balance sheets of York International Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to stockholders.
These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 17 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" effective October 1, 1995.


KPMG PEAT MARWICK LLP

/s/ KPMG PEAT MARWICK LLP

Harrisburg, Pennsylvania
February 11, 1997

SCHEDULE VIII


                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1996, 1995 and 1994

                             (thousands of dollars)

         Column A                     Column B      Column C     Column C       Column D       Column E
         --------                     --------      --------     --------       --------       --------
                                      Balance at    Additions    Additions                     Balance at
                                      Beginning     Costs and    Other                         Close of
        Description                   of Period     Expenses     Accounts(a)    Deductions     Period
        -----------                   ---------     --------     --------       ----------     ------
1996
 Allowance Doubtful Accounts          $ 17,229      $ 5,718      $  425         $ 2,635        $ 20,737
 Warrantie                            $ 27,943      $15,649      $    -         $10,457        $ 33,135
 Other Liabilities                    $173,551      $13,673      $  396         $ 7,114        $180,506

1995
 Allowance Doubtful Accounts          $ 13,461      $ 5,774      $1,201         $ 3,207        $ 17,229
 Warrantie                            $ 21,535      $10,610      $2,875         $ 7,077        $ 27,943
 Other Liabilities                    $144,822      $29,228      $1,932         $ 2,431        $173,551

1994
 Allowance Doubtful Accounts          $  9,076      $ 4,034      $3,799         $ 3,448        $ 13,461
 Warrantie                            $ 18,899      $ 9,588      $ (298)        $ 6,654        $ 21,535
 Other Liabilities                    $133,511      $15,512      $    -         $ 4,201        $144,822


___________
(a) Additions Charged to Other Accounts include liabilities of businesses acquired in , 1995 and 1994.