Form 10-Q
period 1997-03-31
YORK INTERNATIONAL CORP /DE/
filed 1997-05-12
CIK 842662

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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


                                         Yes   X          No
                                             -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class                                  Outstanding at May 5, 1997
  -----                                  --------------------------

Common Stock, par value $.005               43,562,392 shares

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                   Form 10-Q
                 For the quarterly period ended March 31, 1997




                                     INDEX
                                     -----

                                                                        Page No.
Part I. Financial Information
 Item 1.  Financial Statements

          Consolidated Condensed Statements of Operations-(Unaudited)
          Three Months Ended March 31, 1997 and 1996                        3

          Consolidated Condensed Balance Sheets -
          March 31, 1997 (Unaudited) and December 31, 1996                  4

          Consolidated Condensed Statements of Cash Flows-(Unaudited)
          Three Months Ended March 31, 1997 and 1996                        5

          Supplemental Notes to Consolidated Condensed
          Financial Statements (Unaudited)                                  6


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     9


Part II. Other Information

 Item 1.  Legal Proceedings                                                11

 Item 2.  Changes in Securities                                            11

 Item 3.  Defaults Upon Senior Securities                                  11

 Item 4.  Submission of Matters to a Vote of Security Holders              12

 Item 5.  Other Information                                                12

 Item 6.  Exhibits and Reports on Form 8-K                                 12



                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


   Item 1

   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

   Consolidated Condensed Statements of Operations (Unaudited)
   -----------------------------------------------------------
   (thousands except per share data)

                                                Three Months Ended March 31,
                                                ----------------------------
                                                       1997             1996
                                                   --------         --------

   Net sales                                   $  800,767        $   728,165

   Cost of goods sold                             637,032            574,943
                                                 --------           --------

       Gross profit                               163,735            153,222

   Selling, general and
    administrative expenses                       129,373            104,390
                                                 --------           --------

    Income from operations before
      purchase accounting amortization             34,362             48,832

   Purchase accounting amortization                 2,542              2,314
                                                 --------           --------
    Income from operations                         31,820             46,518

   Interest expense, net                            9,434              8,565
   Equity in losses of affiliates                     240              1,642
                                                 --------           --------

    Income before income taxes                     22,146             36,311

   Provision for income taxes                       7,286             12,346
                                                 --------           --------

    Net income                                 $   14,860        $    23,965
                                                 ========           ========

   Earnings per share of common stock          $     0.34        $      0.55
                                                 --------           ========

   Cash dividends per share                    $     0.12        $      0.09
                                                 ========           ========

   Weighted average common shares and common
    equivalents outstanding (in thousands)         44,012             43,505




   See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


Consolidated Condensed Balance Sheets
-------------------------------------
(thousands of dollars)
                                                  March 31, 1997   December 31,
                                                    (Unaudited)        1996
                                                  --------------   ------------
ASSETS

Current Assets:
  Cash and cash equivalents                        $       7,703   $     11,470
  Receivables                                            604,076        563,099
  Inventories:
    Raw materials                                        170,884        178,771
    Work in process                                      137,728        118,847
    Finished goods                                       325,340        311,724
                                                      ----------     ----------
      Total inventories                                  633,952        609,342

  Prepayments and other current assets                   110,352        107,344
                                                      ----------     ----------

    Total current assets                               1,356,083      1,291,255

Deferred income taxes                                     15,827         19,265
Unallocated excess of cost
  over net assets acquired                               347,923        350,370
Investments in affiliates                                 21,301         22,205
Property, plant and equipment, net                       358,578        360,432
Deferred charges and other assets                         28,268         31,244
                                                      ----------     ----------
     Total assets                                  $   2,127,980   $  2,074,771
                                                      ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current portion
    of long-term debt                              $      70,030   $    128,461
  Accounts payable and accrued expenses                  596,499        602,359
  Income taxes                                            35,963         36,292
                                                      ----------     ----------

    Total current liabilities                            702,492        767,112

Warranties                                                33,327         33,135
Long-term debt                                           432,622        313,641
Postretirement benefit liabilities                       128,794        128,411
Other long-term liabilities                               50,315         52,095
                                                      ----------     ----------

    Total liabilities                                  1,347,550      1,294,394

Stockholders' equity                                     780,430        780,377
                                                      ----------     ----------

    Total liabilities and stockholders' equity     $   2,127,980   $  2,074,771
                                                      ==========     ==========

See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


Consolidated Condensed Statements of Cash Flows (Unaudited)
-----------------------------------------------------------
(thousands of dollars)                            Three Months Ended March 31,
                                                 ------------------------------
                                                        1997            1996
                                                      --------        --------
Cash flows from operating activities:

  Net income                                          $ 14,860        $ 23,965
  Adjustments to reconcile net income to net
    cash used by operating activities:
      Depreciation and amortization                     12,416          11,479
      Amortization of deferred charges                   3,598           4,223
      Provision for doubtful accounts
        receivable                                       2,210           1,809
      Other                                              1,258           3,610

      Change in assets and liabilities net of
        effects from purchase of other companies:
        Receivables                                    (43,489)        (15,384)
        Inventories                                    (24,782)        (46,353)
        Prepayments and other current assets            (3,029)            146
        Deferred income taxes                            3,462           3,003
        Other assets                                     2,071            (409)
        Accounts payable and accrued expenses           (5,901)        (39,106)
        Income taxes                                      (331)          7,748
        Warranties                                         193           1,672
        Postretirement benefit liabilities                 383             196
        Other long-term liabilities                     (1,691)          3,528
                                                       -------         -------

Net cash used by operating activities                  (38,772)        (39,873)
                                                       -------         -------

Cash flows from investing activities:

  Capital expenditures                                 (13,639)        (16,395)
  Other                                                    295            (250)
                                                       -------         -------

Net cash used by investing activities                  (13,344)        (16,645)
                                                       -------         -------

Cash flows from financing activities:

  Common stock issued                                    1,047           3,550
  Treasury stock issued/(Purchased)                     (8,019)             28
  Long term debt payments                               (3,133)        (10,008)
  Net payments on short term debt                      (58,431)         (9,138)
  Net proceeds from issuance of commercial
    paper                                              122,114          73,255
  Dividends paid                                        (5,217)         (3,888)
                                                       -------         -------

Net cash provided by financing activities               48,361          53,799
                                                       -------         -------

Effect of exchange rate changes on cash                    (12)              7
                                                       -------         -------

Net decrease in cash and cash equivalents               (3,767)         (2,712)
                                                       -------         -------

Cash and cash equivalents at beginning of
  period                                                11,470           8,838
                                                       -------         -------

Cash and cash equivalents at end of period            $  7,703        $  6,126
                                                       =======         =======



See accompanying supplemental notes to consolidated condensed financial statements.

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

  SUPPLEMENTAL NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


(1) The consolidated condensed financial statements included herein have been prepared by the registrant pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the registrant believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996, the results of operations for the three months ended March 31, 1997 and 1996, and cash flows for the three months ended March 31, 1997 and 1996.

(2) The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

(3) The following tables summarize the capitalization of the Company at March 31, 1997 and at December 31, 1996 (in thousands):

                                   March 31, 1997        December 31, 1996
                                 ------------------     -------------------
                                 Current  Long Term     Current   Long Term
                                 -------  ---------     --------  ---------
     Indebtedness:
       Bank loans               $ 63,687  $       -    $ 122,059  $       -
       Commercial paper                -    207,150            -     85,036
       Term loans                      -    108,964            -    109,723
       Senior notes                    -    100,000            -    100,000
       Other                       6,343     16,508        6,402     18,882
                                 -------   --------     --------   --------
     Total notes payable
       and long-term debt       $ 70,030  $ 432,622    $ 128,461  $ 313,641
                                 =======    =======      =======    =======




                                           March 31,             December 31,
     Stockholders' equity:                   1997                    1996
                                             ----                    ----
       Common Stock $.005 par value;
         200,000,000 shares authorized;
         issued 43,720,000 shares at
         December 31, 1996 and 43,775,000
         shares at March 31, 1997         $     219               $     219
       Additional paid in capital           669,184                 667,775
       Retained earnings                    155,974                 146,331
       Currency translation adjustment      (27,132)                (23,478)
       Treasury stock, 280,697 shares at
         March 31, 1997 and 97,628 shares
         at December 31, 1996, at cost      (11,899)                 (3,875)
       Unearned compensation                 (5,915)                 (6,595)
                                           --------                --------

     Total stockholders' equity           $ 780,430               $ 780,377
                                           ========                ========

     At March 31, 1997 and December 31, 1996, the Company maintained a $350 million revolving credit facility pursuant to an Amended and Restated Credit Agreement (the Agreement) expiring on July 31, 2000. At March 31, 1997 and December 31, 1996, no amounts were outstanding under the facility. The Agreement provides for borrowings under the facility at LIBOR plus .20% or at bid rates as specified in the Agreement. At March 31, 1997 and December 31, 1996 the LIBOR rate was 5.80% and 5.56%, respectively. A fee of .10% is paid on the facility. The Agreement, as amended, contains financial and operating covenants requiring the Company to maintain certain financial ratios and restricting its ability to incur indebtedness, make investments and create or permit to exist certain liens.

                                    (cont'd)

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                  SUPPLEMENTAL NOTES TO CONSOLIDATED CONDENSED
                   FINANCIAL STATEMENTS (UNAUDITED) (CONT'D)


     The Company's non-U.S. subsidiaries maintained bank credit facilities in various currencies that provided for borrowings of $237.9 million and $252.5 million at March 31, 1997 and December 31, 1996, respectively, of which $ 164.1 million and $121.1 million, respectively, were unused. In some instances, borrowings against these credit facilities have been guaranteed by the Company to assure availability of funds at favorable rates.

     The Company established a commercial paper facility in November, 1995. Commercial paper borrowings are expected to be reborrowed in the ordinary course of business. The interest rate on the commercial paper was 5.65% and 5.43% as of March 31, 1997 and December 31, 1996, respectively.

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

     In July 1995, the Company registered $200 million in debt securities with the Securities and Exchange Commission. Under terms of the registration statement, the Company may offer and sell up to that amount of such securities at prices and terms to be determined at or prior to sale. No amounts of such debt securities are outstanding at March 31, 1997 or December 31, 1996.

     Under a receivables sales agreement entered into in 1992, the Company sold a fractional ownership interest in a defined pool of trade accounts receivable for $100 million in 1997 and 1996. The sold accounts receivable are reflected as a reduction of receivables in the accompanying consolidated balance sheets. Under an Amended and Restated Receivables Sales Agreement entered into on March 26, 1997, the maximum amount of the purchasers' investment is currently $120 million and is subject to decrease based on the level of eligible accounts receivable and restrictions on concentrations of receivables. The discount rate on the receivables sold at March 31, 1997 and December 31, 1996 was approximately 5.40% and 5.40%, respectively.

     During May 1997, the Stockholders approved the amended and restated 1992 Omnibus Stock Plan authorizing the issuance of up to 4,380,000 shares of the Company's common stock as stock options or restricted share awards.
     The exercise price of the stock options granted under this plan are not less than the fair market value of the shares on the date the option is granted. The restricted shares will be granted at a price determined by the Board of Directors. In March, 1997, key employees were awarded 737,932 stock options at an exercise price of $45.375 per share.

     During May 1997, the Board of Directors authorized the Company to purchase up to 3.8 million shares of its Common Stock over the next four years to fund the Company's Employee Stock Purchase Plan and the Amended and Restated 1992 Omnibus Stock Plan. The purchases are made from time to time in the open market.

(4) Purchase accounting amortization primarily represents the amortization of the unallocated excess of cost over net assets acquired, incurred in connection with the acquisition of the Company in 1988.

(5) The Company's earnings per share are based on the weighted average outstanding common shares and common share equivalents.

(6)  Acquisitions

     On December 31, 1996, the Company acquired certain assets of Snomax located in Rochester, New York. Snomax develops, manufacturers and sells ice-nucleating molecules which are catalysts in the snow making process.

                                    (cont'd)

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                  SUPPLEMENTAL NOTES TO CONSOLIDATED CONDENSED
                   FINANCIAL STATEMENTS (UNAUDITED) (CONT'D)


     On December 30, 1996, the Company formed a joint venture with a partner in Wuxi of the People's Republic of China (P.R.C.) for the manufacture of certain commercial air conditioning products in the P.R.C.

     On October 31, 1996, the Company acquired certain assets of Natkin Service Company (NATKIN) located in Denver, Colorado. Natkin is an HVAC service company which complements the Company's current commercial service business in the U.S. The addition of Natkin expands the Company's service capabilities primarily in the Southwestern U.S.

     On July 31, 1996, the Company acquired the outstanding shares of Northfield Equipment and Manufacturing Company (NEMCO), located in Northfield, Minnesota. NEMCO designs and manufactures food processing freezing equipment.

(7) Reference is made to Registrant's 1996 Annual Report on Form 10-K for more detailed financial statements and footnotes.

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Net sales for the three months ended March 31, 1997 increased 10.0% to $800.8 million as compared to $728.2 million for the three months ended March 31, 1996. Income from operations for the first quarter of 1997 was $31.8 million compared to $46.5 million for the first quarter of 1996. For the first three months of 1997 as compared with the same period in 1996, revenues for the Company's Engineered, Unitary and Refrigeration products showed an increase. The 9.0% increase in Engineered Products revenue was due primarily to increased volume in equipment sales and increased volume of service and repair business. Unitary products revenue increased 13.5% primarily as a result of strong international market growth, increased international distribution and new product introductions. Refrigeration products revenue increased 1.3% due to favorable market conditions worldwide.

For the first quarter, aggregate non-U.S. sales increased 7.9% from the first quarter of 1996 to $348.0 million primarily as a result of increased market penetration in the international residential products market, and favorable conditions in the Asia-Pacific and Latin American engineered and unitary products markets partially offset by weakening markets in Europe. Domestic revenue increased 11.6% to $452.8 million primarily as a result of strong engineered equipment sales, new unitary product introductions and, to a lesser extent, increased volume of service and repair business.

Order backlog at March 31, 1997 was $917.0 million which is 5.5% less than one year ago. The backlog is down from 1996 primarily due to timing of orders, and currency impacts. However, domestic backlog is up over 15.2% from December 31, 1996 and international backlog is up 1.6% from December 31, 1996's backlog. The increase in backlog from December 31, 1996 is primarily attributable to strong ordering patterns for refrigeration and commercial equipment both domestically and internationally. Domestically, the residential equipment backlog followed the market. Internationally, the Company's backlog out performed the marketplace as a result of continued improvement in the Company's worldwide distribution system. However, the impact of the strengthening U.S. dollar resulted in lower translated backlog amounts for the same equipment.

The following table sets forth first quarter revenue by product and geographic market (in thousands):

                                  Three months ended March 31,
                                  ----------------------------
                                     1997            1996
                                     ----            ----

    Engineered products           $ 323,155       $ 296,375
    Unitary products                374,815         330,326
    Refrigeration products          102,797         101,464
                                   --------        --------

       Total Revenue              $ 800,767       $ 728,165
                                   ========        ========

    U.S.                                57%             56%
    International                       43%             44%
                                      -----           -----
       Total                           100%            100%
                                      =====           =====

Gross profit in the first quarter of 1997 increased 6.9% to $163.7 million or 20.4% of net sales as compared to 21.0% of net sales for the 1996 period. The decrease in gross profit margin as a percent of sales is due to $4 million of special charges as described below. Otherwise, sales margins, operating efficiencies, realized price increases and the effects of cost reduction programs somewhat offset and were consistent from 1997 to 1996.

Special charges were recorded in the first quarter of 1997 totaling approximately $13.0 million of which $4 million was recorded as cost of sales and $9 million was recorded under SG&A. These charges represent the costs to close the Houston manufacturing facility and to downsize the German operations.



                                    (cont'd)

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS   (CONT'D)

Selling, general and administrative expenses in the first quarter of 1997 were $129.4 million (16.2% of net sales) versus $104.4 million (14.3% of net sales) in 1996. 1997 expenses are higher than 1996 as a percent of sales due to $9 million of restructuring charges as described above and the cost of infrastructure investment in growing markets primarily focused on building a solid base for long-term growth, specifically Asia (People's Republic of China) and Latin America (Brazil and Argentina).

Interest expense during the first quarter increased to $9.4 million in 1997 from $8.6 million in 1996. This was mainly due to higher average borrowings.

Provision for income taxes of $7.3 million in the first quarter of 1997 relates both to U.S. and non-U.S. operations. The effective tax rate remains lower than U.S. statutory rates primarily as a result of tax planning initiatives, the mix of earnings between the various taxing jurisdictions, and the benefit of increased export incentives.

Net income, as a result of the above factors, was $14.9 million in the first quarter of 1997 as compared to net income of $24.0 million in the first quarter of 1996.

Liquidity and Capital Resources
-------------------------------

Working capital requirements are generally met through a combination of internally generated funds, bank lines of credit, commercial paper issuances, financing of trade receivables and credit terms from suppliers which approximate receivable terms to the Company's customers. The Company believes that its bank lines of credit under its 1995 Amended and Restated Credit Agreement will be sufficient to meet working capital needs through 1997. Additional sources of working capital include customer deposits and progress payments.

The Company had working capital of $653.6 million and $524.1 million as of March 31, 1997 and December 31, 1996, respectively. The increase in working capital includes the impact of the reclassification of $60 million of debt from current to long-term. The current ratio was 1.93 at March 31, 1997 as compared to 1.68 at December 31, 1996.

At March 31, 1997, the Company maintained a $350 million Amended and Restated Credit Agreement (the Agreement) expiring on July 31, 2000. At March 31, 1997 the Company could borrow $350 million. The Agreement provides for borrowings under the facility at LIBOR plus .20% or at bid rates as specified in the agreement. At March 31, 1997 the LIBOR rate was 5.80% and a fee of .10% is paid on the facility. The Agreement, as amended, contains financial and operating covenants requiring the Company to maintain certain financial ratios and restricting its ability to incur indebtedness, make investments and create or permit to exist certain liens.

Commercial paper borrowings are expected to be reborrowed in the ordinary course of business. The interest rate on the commercial paper was 5.65% as of March 31, 1997.

The term loans mature at various dates to December 31, 2000 and bear interest at rates from 3.98% to 4.87%. The term loan agreements contain financial and operating covenants that are equivalent to the covenants of the Company's Amended and Restated Credit Agreement.

The $100 million of Senior Notes bear interest at 6.75% fixed rate and have a maturity of ten years from the date of issue.

The Company sold a fractional ownership interest in a defined pool of trade accounts receivable for $100 million at March 31, 1997. The discount rate on the accounts receivable sold was approximately 5.40%.

In July 1995, the Company registered $200 million in debt securities with the Securities and Exchange Commission. Under terms of the registration statement, the Company may offer and sell up to that amount of such securities from time to time at prices and terms to be determined at or prior to sale. No amounts of such debt securities are outstanding at March 31, 1997.

                                    (cont'd)

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS   (CONT'D)

Because the Company's obligations under the Amended and Restated Credit Agreement and Receivables Sales Agreement bear interest at floating rates, the Company's interest costs are sensitive to changes in prevailing interest rates.

Based on historical cash flows, the Company believes that it will be able to satisfy its principal and interest payment obligations and its working capital and capital expenditure requirements from operating cash flows together with the availability under the revolving credit facility.

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

Capital expenditures currently anticipated for expanded capacity, cost reductions and the introduction of new products during the next twelve months will be in excess of depreciation and amortization. These expenditures will be funded from a combination of operating cash flows and availability under the revolving credit facility and commercial paper borrowings.

Cash dividends of $0.12 per share were paid on common stock in the first quarter of 1997. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as the Company's profitability, financial condition, cash requirements and future prospects.

New Accounting Standards
------------------------

In February 1997, the Financial Accounting Standards Board (FASB) issued statement of Financial Accounting Standards No.128 (SFAS128), "Earnings per share". SFAS128 establishes standards for computing and presenting earnings per share and will be effective for periods ending after December 15, 1997.

In February 1997, the FASB issued Statement of Financial Accounting Standards No.129, "Disclosure of Information about Capital Structure" (SFAS129). SFAS129 establishes standards for disclosing information about a Company's capital structure, including pertinent rights and privileges of various securities outstanding and is effective for periods ending after December 15, 1997.

Adoption of these statements is not expected to have a material effect on the Company's financial statements.


                          PART II - Other Information

Item 1  Legal Proceedings

                Not Applicable


Item 2  Changes in Securities

                Not Applicable


Item 3  Defaults Upon Senior Securities

                Not Applicable

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                           PART II -Other Information

Item 4  Submission of Matters to a Vote of Security Holders

               Not Applicable


Item 5  Other Information

               Not Applicable


Item 6  Exhibits and Reports on Form 8-K

               (a) Exhibit 4.1 Amended and Restated Receivables Sale Agreement dated as of March 26, 1997 by and among the Registrant, Asset Securitization Cooperative Corporation, as purchaser, and Canadian Imperial Bank of Commerce, as servicing agent along with the supporting exhibits (filed herewith)

                    Exhibit 10.1 Registrant's Amended and Restated 1992 Omnibus Stock Plan (filed herewith)

                    Exhibit 27 Financial Data Schedule (EDGAR only)

               (b)  None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned unto duly authorized.


                               YORK INTERNATIONAL CORPORATION
                               ------------------------------
                                         Registrant



Date    May 5, 1997                  /s/ Dean T. DuCray
     -------------------       --------------------------------------------
                               Vice President and Chief Financial Officer