Form 10-Q
period 1997-06-30
YORK INTERNATIONAL CORP /DE/
filed 1997-08-08
CIK 842662

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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


                                         Yes   X    No
                                             -----     -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at August 6, 1997
          -----                                -----------------------------

Common Stock, par value $.005                         42,674,879 shares

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                   Form 10-Q
                  For the quarterly period ended June 30, 1997



                                     INDEX
                                     -----


                                                                                       Page No.
Part I.  Financial Information

   Item 1.   Financial Statements

             Consolidated Condensed Statements of Operations (Unaudited) -
             Six Months and Three Months Ended June 30, 1997 and 1996                      3

             Consolidated Condensed Balance Sheets -
             June 30, 1997 (Unaudited) and December 31, 1996                               4

             Consolidated Condensed Statements of Cash Flows (Unaudited) -
             Six Months Ended June 30, 1997 and 1996                                       5

             Supplemental Notes to Consolidated Condensed
             Financial Statements (Unaudited)                                              6

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                                  9

Part II. Other Information

   Item 1.  Legal Proceedings                                                             12

   Item 2.  Changes in Securities                                                         12

   Item 3.  Defaults Upon Senior Securities                                               12

   Item 4.  Submission of Matters to a Vote of Security Holders                           12

   Item 5.  Other Information                                                             12

   Item 6.  Exhibits and Reports on Form 8-K                                              12

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES




Item 1

FINANCIAL STATEMENTS

Consolidated Condensed Statements of Operations (Unaudited)
-----------------------------------------------------------
(thousands except per share data)



                                                           Six Months Ended June 30,  Three Months Ended June 30,
                                                           -------------------------  ---------------------------
                                                               1997         1996          1997          1996
                                                               ----         ----          ----          ----

Net sales                                                   $1,685,164    $1,589,827     $884,397     $861,662

Cost of goods sold                                           1,332,031     1,242,208      695,000      667,265
                                                             ---------     ---------      -------      -------

   Gross profit                                                353,133       347,619      189,397      194,397

Selling, general and administrative expenses                   243,965       218,632      114,593      114,242
                                                               -------       -------      -------      -------
   Income from operations before purchase
    accounting amortization                                    109,168       128,987       74,804       80,155

Purchase accounting amortization                                 5,084         4,856        2,542        2,542
                                                                 -----         -----        -----        -----

   Income from operations                                      104,084       124,131       72,262       77,613

Interest expense, net                                           20,416        17,536       10,981        8,971
Equity in (earnings) losses of affiliates                         (868)          811       (1,109)        (831)
                                                                ------        ------       ------        -----

   Income before income taxes                                   84,536       105,784       62,390       69,473

Provision for income taxes                                      27,474        35,966       20,188       23,620
                                                                ------        ------       ------       ------

   Net income                                               $   57,062    $   69,818     $ 42,202     $ 45,853
                                                                ======        ======       ======       ======

Earnings per share of common stock                              $ 1.31        $ 1.60        $ .97       $ 1.05
                                                                 =====         =====        =====        =====

Cash dividends per share                                        $ 0.24        $ 0.18       $ 0.12       $ 0.09
                                                                 =====         =====        =====        =====
Weighted average common shares and
 common equivalents outstanding                                 43,717        43,683       43,489       43,792


See accompanying supplemental notes to consolidated condensed financial statements.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


Consolidated Condensed Balance Sheets
-------------------------------------
(thousands of dollars)



ASSETS
                                                   June 30, 1997   December 31,
Current Assets:                                     (Unaudited)        1996
                                                   --------------  ------------
  Cash and cash equivalents                          $   13,220     $   11,470
  Receivables                                           652,095        563,099
  Inventories:
    Raw materials                                       176,511        178,771
    Work in process                                     121,325        118,847
    Finished goods                                      325,264        311,724
                                                     ----------     ----------
      Total inventories                                 623,100        609,342
                                                     ----------     ----------

  Prepayments and other current assets                   97,663        107,344
                                                     ----------     ----------

    Total current assets                              1,386,078      1,291,255

Deferred income taxes                                    16,678         19,265
Unallocated excess of cost
  over net assets acquired                              347,584        350,370
Investments in affiliates                                21,185         22,205
Property, plant and equipment, net                      367,573        360,432
Deferred charges and other assets                        24,118         31,244
                                                     ----------     ----------

      Total assets                                   $2,163,216     $2,074,771
                                                     ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Notes payable and current portion
    of long-term debt                                $   71,247     $  128,461
  Accounts payable and accrued expenses                 571,416        602,359
  Income taxes                                           34,396         36,292
                                                     ----------     ----------

      Total current liabilities                         677,059        767,112

Warranties                                               37,100         33,135
Long-term debt                                          498,655        313,641
Postretirement benefit liabilities                      129,523        128,411
Other long-term liabilities                              46,730         52,095
                                                     ----------     ----------
      Total liabilities                               1,389,067      1,294,394

Stockholders' equity                                    774,149        780,377
                                                     ----------     ----------

      Total liabilities and stockholders' equity     $2,163,216     $2,074,771
                                                     ----------     ----------




See accompanying supplemental notes to consolidated condensed financial statements.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


Consolidated Condensed Statements of Cash Flows (Unaudited)
-----------------------------------------------------------
(thousands of dollars)
                                                              Six Months Ended June 30,
                                                              -------------------------
                                                                 1997           1996
                                                                 ----           ----
Cash flows from operating activities:

 Net income                                                    $  57,062     $  69,818
 Adjustments to reconcile net income to net
   cash used by operating activities:
    Depreciation and amortization                                 25,801        23,639
    Amortization of deferred charges                               8,609         8,157
    Provision for doubtful accounts receivable                     3,350         3,504
    Other                                                          3,135         5,550

    Change in assets and liabilities net of
     effects from purchase of other companies:
      Receivables                                                (92,709)      (55,664)
      Inventories                                                 (6,929)      (45,961)
      Prepayments and other current assets                        10,181        11,765
      Deferred income taxes                                        2,649         1,343
      Other assets                                                 3,982        (1,830)
      Accounts payable and accrued expenses                      (34,828)      (32,322)
      Income taxes                                                (1,947)        4,290
      Warranties                                                   4,072         4,147
      Post-retirement benefit liabilities                          1,112         1,608
      Other long-term liabilities                                 (4,446)       (2,039)
                                                               ---------     ---------

Net cash used by operating activities                            (20,906)       (3,995)
                                                               ---------     ---------

Cash flows from investing activities:
 Payment for purchases of and investments in
  other companies (net of cash acquired)                         (14,957)            -
 Capital expenditures                                            (32,924)      (36,043)
 Other                                                             1,981           163
                                                               ---------     ---------

Net cash used by investing activities                            (45,900)      (35,880)
                                                               ---------     ---------

Cash flows from financing activities:
 Common stock issued                                               2,958         8,005
 Treasury stock issued (purchased)                               (51,820)           25
 Proceeds from issuance of bank loans                            156,641             -
 Long-term debt payments                                        (104,598)          (90)
 Net payments on short term debt                                 (57,214)      (31,095)
 Net proceeds from issuance of commercial paper                  132,971        66,933
 Dividends paid                                                  (10,334)       (7,790)
                                                               ---------     ---------

Net cash provided by financing activities                         68,604        35,988
                                                               ---------     ---------

Effect of exchange rate changes on cash                              (48)            3
                                                               ---------     ---------

Net increase (decrease) in cash and cash equivalents               1,750        (3,884)

Cash and cash equivalents at beginning of period                  11,470         8,838
                                                               ---------     ---------

Cash and cash equivalents at end of period                     $  13,220     $   4,954
                                                               =========     =========

See accompanying supplemental notes to consolidated condensed financial statements.

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Supplemental Notes To Consolidated Condensed Financial Statements (Unaudited)
-----------------------------------------------------------------------------

(1) The consolidated condensed financial statements included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the Registrant believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and December 31, 1996, the results of operations for the three and six month periods ended June 30, 1997 and 1996, and the cash flows for the six months ended June 30, 1997 and 1996.

(2) The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

(3) The following tables summarize the capitalization of the Company at June 30, 1997 and at December 31, 1996 (in thousands):

                                                             June 30, 1997          December 31, 1996
                                                             -------------          -----------------
                                                          Current   Long Term    Current      Long Term
                                                          -------   ---------    -------      ---------
   Indebtedness:
     Bank loans                                          $ 65,566   $ 156,641  $ 122,059     $        -
     Commercial paper                                           -     218,007          -         85,036
     Term loans                                                 -       8,590          -        109,723
     Senior notes                                               -     100,000          -        100,000
     Other                                                  5,681      15,417      6,402         18,882
                                                          -------     -------    -------        -------

   Total notes payable and
     long-term debt                                      $ 71,247   $ 498,655  $ 128,461     $  313,641
                                                           ======     =======    =======        =======
                                                           -------     -------    -------        -------
                                                                                 June 30,     December 31,
                                                                                   1997          1996
                                                                                 --------     --------
   Stockholders' equity:
     Common Stock $.005 par value; 200,000 shares
      authorized; issued 43,870 shares at June 30, 1997
      and 43,720 shares at December 31, 1996                                   $     219     $      219
     Additional paid in capital                                                  670,847        667,775
     Retained earnings                                                           193,059        146,331
     Currency translation adjustment                                             (29,942)       (23,478)
     Treasury stock, 1,194 shares at June 30, 1997
      and 98 shares at December 31, 1996, at cost                                (55,452)        (3,875)
     Unearned compensation                                                        (4,582)        (6,595)
                                                                                 -------        -------

   Total stockholders' equity                                                  $ 774,149     $  780,377
                                                                                 =======        =======

                                  (continued)

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Supplemental Notes To Consolidated Condensed Financial Statements (Unaudited)
-----------------------------------------------------------------------------

     During May 1997, the Company increased the borrowing capacity and term of its Amended and Restated Credit Agreement (the Agreement) from $350 million to $500 million. The Agreement expires on July 31, 2002. At June 30, 1997 and December 31, 1996, no amounts were outstanding under the facility. The Amended Agreement provides for borrowings under the facility at LIBOR plus .16% or at bid rates as specified in the Agreement. At June 30, 1997 and December 31, 1996 the LIBOR rate was 5.72% and 5.56%, respectively. A fee of .09% is paid on the facility. The Agreement, as amended, contains financial covenants requiring the Company to maintain certain financial ratios and restricting its ability to incur indebtedness, make investments and create or permit to exist certain liens.

     The Company's non-U.S. subsidiaries maintain bank credit facilities in various currencies that provided for borrowings of $243.2 million and $252.5 million at June 30, 1997 and December 31, 1996, respectively, of which $167.2 million and $121.1 million, respectively, were unused. In some instances, borrowings against these credit facilities have been guaranteed by the Company to assure availability of funds at favorable rates.

     The Company established commercial paper facilities in November, 1995. Commercial paper borrowings are expected to be reborrowed in the ordinary course of business. The average interest rate on the commercial paper was 5.77% and 5.43% as of June 30, 1997 and December 31, 1996, respectively.

     During the second quarter of 1997, the Company arranged four separate unsecured bank lines. These bank lines provide for total borrowings of $185 million which are expected to be reborrowed in the ordinary course of business. At June 30, 1997, the Company had $156.6 million outstanding under these bank lines. The average interest rate on the bank lines was 5.77% as of June 30, 1997.

     During 1995, the Company arranged two term loans denominated in foreign currencies. The Company borrowed $26.2 million with a final maturity on November 15, 1998 and an interest rate of 3.98%. The loan is repayable in four annual installments. On December 21, 1995, the Company borrowed $100 million with an interest rate of 4.87%. This loan was repaid in total in June 1997 and no related balance was outstanding as of June 30, 1997. The remaining term loan agreement contains financial covenants that are equivalent to the covenants of the Company's Amended and Restated Credit Agreement.

     In July 1995, the Company registered $200 million in debt securities with the Securities and Exchange Commission. Under terms of the registration statement, the Company may offer and sell up to that amount of such securities at prices and terms to be determined at or prior to sale. No amounts of such debt securities are outstanding at June 30, 1997 or December 31, 1996.

     Under a receivables sales agreement entered into in 1992, the Company sold a fractional ownership interest in a defined pool of trade accounts receivable for $100 million in 1997 and 1996. The sold accounts receivable are reflected as a reduction of receivables in the accompanying consolidated balance sheets. Under an Amended and Restated Receivables Sales Agreement entered into on March 26, 1997, the maximum amount of the purchasers' investment is currently $120 million and is subject to decrease based on the level of eligible accounts receivable and restrictions on concentrations of receivables. The discount rate on the receivables sold at June 30, 1997 and December 31, 1996 was approximately 5.64% and 5.40%, respectively.

     During May 1997, the Stockholders approved the amended and restated 1992 Omnibus Stock Plan authorizing the issuance of up to 4,380,000 shares of the Company's common stock as stock options or restricted share awards. The exercise price of the stock options granted under this plan are not less than the fair market value of the shares on the date the option is granted. The restricted shares will be granted at a price determined by the Board of Directors. In March, 1997, key employees were awarded options to purchase 737,932 shares at an exercise price of $45.375 per share.



                                  (continued)

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Supplemental Notes To Consolidated Condensed Financial Statements (Unaudited)
-----------------------------------------------------------------------------

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

(6)  Acquisitions

     On May 6, 1997, the Company acquired the assets of the Performance Air Division of CleanPak International (PACE) located in Portland, Oregon and Pace Gamewell (Gamewell) located in Salisbury, North Carolina. Pace and Gamewell develop, manufacture and sell air handling products equipment in the United States.

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

(7) Reference is made to the Registrant's 1996 Annual Report on Form 10-K for more detailed financial statements and footnotes.

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Net sales for the three months ended June 30, 1997 increased 2.6% to $884.4 million as compared to $861.7 million for the three months ended June 30, 1996. Income from operations for the second quarter of 1997 was $72.3 million compared to $77.6 million for the second quarter of 1996. Net sales for the six months ended June 30, 1997 increased 6.0% to $1,685.2 million as compared to $1,589.8 million for the six months ended June 30, 1996. Income from operations for the first six months of 1997 was $104.1 million as compared to $124.1 million for the first six months of 1996.

For the second quarter, aggregate non-U.S. sales decreased 0.9% from the second quarter of 1996 to $380.0 million primarily as a result of weak markets in Europe which were almost entirely offset by favorable conditions in the Asia-Pacific and Latin America engineered and unitary product markets. Domestic revenue increased 5.4% primarily as a result of strong engineered and refrigeration equipment sales and to a lesser extent increased volume in the service and repair business, partially offset by sales decreases in unitary products due to unseasonably cool weather in the second quarter.

Order backlog at June 30, 1997 was $806 million which is 4.7% less than year-end and 14.1% less than one year ago. The domestic backlog was $471.8 million which represents an increase of 10.2% from year-end and an increase of 1.7% from this time last year primarily due to strong engineered equipment backlog offset by the unitary products market. Unitary products backlog is down as dealers and distributors are reluctant to order forward any extra product based on current inventory levels. They are, however, placing orders for immediate delivery to fill in where product is needed due to the recent heat wave, but these orders are in and out orders and do not show up in the backlog. The international backlog was $334.0 million which represents a decrease of 19.9% from year-end and a decrease of 29.6% from last year. The decrease in the international backlog is primarily attributable to the sale of the commercial refrigeration contracting business in Germany (approximately $30 million) and overall weak markets in Europe and the unitary products business worldwide.

The following table sets forth second quarter revenue by product and geographic market (in thousands):

                                                Three months ended June 30,
                                                ---------------------------
                                                   1997             1996
                                                  ------           ------

     Engineered products                          $364,637        $323,698
     Unitary products                              399,334         417,144
     Refrigeration products                        120,426         120,820
                                                  --------        --------

       Total revenue                              $884,397        $861,662
                                                  ========        ========

     U.S.                                              57%             56%
     International                                     43%             44%
                                                  --------        --------
       Total                                          100%            100%
                                                  ========        ========


Gross profit in the second quarter of 1997 decreased 2.6% to $189.4 million or 21.4% of net sales as compared to $194.4 million or 22.6% of net sales for the 1996 period. Gross profit for the six month period increased 1.6% to $353.1 million or 21.0% of net sales as compared to $347.6 million or 21.9% of net sales for the same period in 1996. The margin decrease was primarily the result of reduced production loads in the manufacturing facilities caused by lower than expected demand particularly in Europe.

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

                                  (continued)

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Selling, general and administrative expenses in the second quarter of 1997 were $114.6 million, 13.0% of net sales, as compared to $114.2 million, 13.3% of net sales, in 1996. Selling, general, and administrative expenses for the six months ended June 30, 1997 were $244.0 million, 14.5% of net sales, as compared to 13.8% of net sales for the same six month period in 1996. Selling, general and administrative expenses, for the second quarter, as a percent of sales were lower than last year even though the Company continued to spend on infrastructure around the globe to create a sound basis for long-term growth in areas like Latin America and Asia.

Interest expense during the second quarter increased to $11.0 million in 1997 from $9.0 million in 1996. This was a result of higher average borrowings and a higher domestic borrowing rate.

The provision for income taxes of $20.2 million in the second quarter of 1997 relates both to U.S. and non-U.S operations. This decrease in the effective tax rate is primarily the result of the benefit of increased export incentives and utilization of foreign tax credits. These benefits were partially offset by the tax impact of nondeductible items, including the amortization of goodwill.

As a result of the above factors, the Company had a net income of $42.2 million in the second quarter of 1997 as compared to net income of $45.9 million in the second quarter of 1996, a decrease of 8.0%.

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

The Company had working capital of $709 million and $524 million as of June 30, 1997 and December 31, 1996, respectively. The current ratio was 2.0 at June 30, 1997 as compared to 1.7 at December 31, 1996.

At June 30, 1997, the Company maintained a $500 million Amended and Restated Credit Agreement (the Agreement) expiring on July 31, 2002. At June 30, 1997 the Company could borrow up to $500 million under the Agreement. The Agreement provides for borrowings under the facility at LIBOR plus .16% or at bid rates as specified in the Agreement. At June 30, 1997 the LIBOR rate was 5.72% and a fee of .09% is paid on the facility. The Agreement, as amended, contains financial covenants requiring the Company to maintain certain financial ratios and restricting its ability to incur indebtedness, make investments and create or permit to exist certain liens.

Commercial paper and bank line borrowings are expected to be reborrowed in the ordinary course of business. The average interest rate on the commercial paper was 5.77% as of June 30, 1997.

The Company has one term loan which matures on November 15, 1998 and bears interest at a rate of 3.98%. The term loan agreement contains financial and operating covenants that are equivalent to the covenants of the Company's Amended and Restated Credit Agreement.

The $100 million of Senior Notes bear interest at a 6.75% fixed rate and have a maturity of ten years from the date of issue.

The Company sold a fractional ownership interest in a defined pool of trade accounts receivable for $100 million. At June 30, 1997, the discount rate on the accounts receivable sold was approximately 5.64%.

In July 1995, the Company registered $200 million in debt securities with the Securities and Exchange Commission. Under terms of the registration statement, the Company may offer and sell up to that amount of such securities from time to time at prices and terms to be determined at or prior to sale. No amounts of such debt securities are outstanding at June 30, 1997.



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

Cash dividends of $0.12 per share were paid on common stock in the second quarter of 1997. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as the Company's profitability, financial condition, cash requirements and future prospects.

New Accounting Standards
------------------------

In January 1997, the Securities and Exchange Commission amended regulations and forms, including Regulation S-X and S-K, to clarify and expand existing disclosure requirements about accounting policies for certain derivative instruments, and to add new disclosure requirements about the risk of loss from changes in market rates or prices which are inherent in derivatives. The Company's disclosures in its annual report on Form 10-K for 1996 conform to the disclosure requirements set forth in the amended regulations. Adoption by the Company of the disclosure requirement relating to risk of loss, which requirements are effective for fiscal years ending after June 15, 1998, are not expected to have a material effect on the Company's financial statements.

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

In June 1997, the Financial Accounting Standards Board (FSAB) issued Statements of Financial Accounting Standards No.130, "Reporting Comprehensive Income," and No.131, "Disclosures about Segments of an Enterprise and Related Information." These statements establish standards for reporting and display of comprehensive income and its components and for reporting information about business segments and products in financial statements, and are effective for years beginning after December 15, 1997

Adoption of these statements is not expected to have a material effect on the Company's financial statements.

Forward-Looking Information - Risk Factors
------------------------------------------

To the extent the Registrant has made "forward-looking statements," certain risk factors could cause actual results to differ materially from those anticipated in such forward-looking statements.

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

                          PART II - Other Information


Item 1  Legal Proceedings

               Not Applicable


Item 2  Changes in Securities

               Not Applicable


Item 3  Defaults Upon Senior Securities

               Not Applicable


Item 4  Submission of Matters to a Vote of Security Holders

        (a) The Registrant's Annual Meeting of Stockholders was held on May 1, 1997.

        (b) Proxies were solicited for the meeting. All nominees for Director were elected and items (c) 2, 3, and 4 (see below) were approved.

        (c) The following votes were cast at the Annual Meeting for the matters indicated below:

             1.    Election of Directors              Votes For  Votes Withheld
                   ---------------------              ---------  --------------

                   Malcolm W. Gambill                35,239,686         287,844
                   Robert F. B. Logan                35,246,945         280,585
                   Gerald C. McDonough               35,231,455         296,075
                   Robert N. Pokelwaldt              35,244,766         282,764
                   Donald M. Roberts                 35,248,689         278,941
                   James E. Urry                     35,239,336         288,194
                   John E. Welsh                     35,248,559         278,971
                   Walter B. Wriston                 35,171,192         356,338

             2.    Approval of the Amended and        Votes For   Votes Against
                                                     ----------  --------------
                   Restated 1992 Omnibus Stock Plan  26,381,163       9,001,529

             3.    The appointment of                 Votes For   Votes Against
                                                     ----------  --------------
                   KPMG Peat Marwick LLP             35,362,999         100,877
                   as independent auditors


Item 5  Other Information

               Not Applicable


Item 6  Exhibits and Reports on Form 8-K

        (a) Exhibit 4.5 First Amendment dated as of May 28, 1997 to the Amended and Restated Credit Agreement among the Registrant, the several banks and other financial institutions from time to time parties thereto and Canadian Imperial Bank of Commerce, acting through its New York Agency, as agent for the Banks along with supporting Exhibits (filed herewith)

            Exhibit 27 Financial Data Schedule (EDGAR only)

        (b) None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned unto duly authorized.


                              YORK INTERNATIONAL CORPORATION
                              ------------------------------
                                      Registrant


Date   August 6, 1997                    /S/ Dean T. DuCray
     ------------------       ------------------------------------------
                              Vice President and Chief Financial Officer

EXHIBIT INDEX
-------------


Exhibit No.                                Description
-----------      --------------------------------------------------------------

   4.5 First Amendment dated as of May 28, 1997 to the Amended and Restated Credit Agreement among the Registrant, the several banks and other financial institutions from time to time parties thereto and Canadian Imperial Bank of Commerce, acting through its New York Agency, as agent for the Banks along with supporting Exhibits (filed herewith)

  27             Financial Data Schedule (EDGAR only)