Form 10-Q
period 1997-09-30
YORK INTERNATIONAL CORP /DE/
filed 1997-11-10
CIK 842662

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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


                                         Yes   X      No
                                             -----       -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                            Outstanding at November 7, 1997
          -----                            -------------------------------

Common Stock, par value $.005                      41,392,329 shares

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                   Form 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997




                                     INDEX
                                     -----



                                                            Page No.
PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Condensed Statements of Operations (Unaudited) -
               Nine Months and Three Months Ended September 30, 1997 and 1996         3

               Consolidated Condensed Balance Sheets -
               September 30, 1997 (Unaudited) and December 31, 1996                   4

               Consolidated Condensed Statements of Cash Flows (Unaudited) -
               Nine Months Ended September 30, 1997 and 1996                          5

               Supplemental Notes to Consolidated Condensed
               Financial Statements (Unaudited)                                       6

  Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations                          9

PART II.  OTHER INFORMATION

  Item 1.      Legal Proceedings                                                     12

  Item 2.      Changes in Securities                                                 12

  Item 3.      Defaults Upon Senior Securities                                       12

  Item 4.      Submission of Matters to a Vote of Security Holders                   12

  Item 5.      Other Information                                                     12

  Item 6.      Exhibits and Reports on Form 8-K                                      12

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES




ITEM 1

FINANCIAL STATEMENTS

Consolidated Condensed Statements of Operations (Unaudited)
-----------------------------------------------------------
(thousands except per share data)

                                             Nine Months Ended Sept. 30,    Three Months Ended Sept. 30,
                                             ----------------------------  ------------------------------
                                                  1997           1996           1997            1996
                                             --------------  ------------  --------------  --------------

Net sales                                       $2,434,944     $2,377,130       $749,780        $787,303

Cost of goods sold                               1,922,016      1,860,694        589,985         618,486
                                                ----------     ----------       --------        --------

   Gross profit                                    512,928        516,436        159,795         168,817

Selling, general and
   administrative expenses                         363,052        324,408        119,087         105,775
                                                ----------     ----------       --------        --------

    Income from operations before
      purchase accounting amortization             149,876        192,028         40,708          63,042

Purchase accounting amortization                     7,626          7,398          2,542           2,542
                                                ----------     ----------       --------        --------

    Income from operations                         142,250        184,630         38,166          60,500

Interest expense, net                               30,296         25,201          9,880           7,665
Equity in (earnings) losses of affiliates           (7,820)           208         (6,951)           (602)
                                                ----------     ----------       --------        --------

    Income before income taxes                     119,774        159,221         35,237          53,437

Provision for income taxes                          38,927         50,564         11,452          14,598
                                                ----------     ----------       --------        --------

    Net income                                  $   80,847     $  108,657       $ 23,785        $ 38,839
                                                ==========     ==========       ========        ========

Earnings per share of common stock              $     1.86     $     2.48       $   0.55        $   0.88
                                                ==========     ==========       ========        ========


Cash dividends per share                        $     0.36     $     0.27       $   0.12        $   0.09
                                                ==========     ==========       ========        ========

Weighted average common shares
 and common equivalents outstanding
 (in thousands)                                     43,557         43,832         42,868          44,035

See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


Consolidated Condensed Balance Sheets
-------------------------------------
(thousands of dollars)


                                                  Sept. 30, 1997   December 31,
                                                    (Unaudited)        1996
                                                  ---------------  ------------
ASSETS

Current Assets:

  Cash and cash equivalents                           $    7,788     $   11,470
  Receivables                                            551,085        563,099
  Inventories:
    Raw materials                                        179,695        178,771
    Work in process                                      126,035        118,847
    Finished goods                                       291,588        311,724
                                                      ----------     ----------
      Total inventories                                  597,318        609,342
                                                      ----------     ----------

  Prepayments and other current assets                    98,660        107,344
                                                      ----------     ----------

    Total current assets                               1,254,851      1,291,255

Deferred income taxes                                     20,113         19,265
Unallocated excess of cost
  over net assets acquired                               346,827        350,370
Investments in affiliates                                 20,323         22,205
Property, plant and equipment, net                       365,255        360,432
Deferred charges and other assets                         26,359         31,244
                                                      ----------     ----------

     Total assets                                     $2,033,728     $2,074,771
                                                      ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Notes payable and current portion
    of long-term debt                                 $   69,559     $  128,461
  Accounts payable and accrued expenses                  554,945        602,359
  Income taxes                                            32,072         36,292
                                                      ----------     ----------

    Total current liabilities                            656,576        767,112

Warranties                                                38,123         33,135
Long-term debt                                           406,113        313,641
Postretirement benefit liabilities                       131,315        128,411
Other long-term liabilities                               49,142         52,095
                                                      ----------     ----------
    Total liabilities                                  1,281,269      1,294,394

Stockholders' equity                                     752,459        780,377
                                                      ----------     ----------

    Total liabilities and stockholders' equity        $2,033,728     $2,074,771
                                                      ==========     ==========

See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)
----------------------------------------------------------
(thousands of dollars)

                                                               Nine Months Ended Sept. 30,
                                                               ---------------------------
                                                                    1997          1996
                                                                    ----          ----
Cash flows from operating activities:

 Net income                                                     $ 80,847       $108,657
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                 39,453         36,050
    Amortization of deferred charges                              10,690         11,853
    Provision for doubtful accounts receivable                     6,038          5,252
    Other                                                         (4,280)         8,372

    Change in assets and liabilities net of
     effects from purchase of other companies:
      Receivables                                                 12,266         (4,541)
      Inventories                                                 28,974        (92,036)
      Prepayments and other current assets                        13,569         15,814
      Deferred income taxes                                       (1,303)         1,437
      Other assets                                                 3,546         (3,311)
      Accounts payable and accrued expenses                      (76,681)       (26,603)
      Income taxes                                                (6,423)        (4,647)
      Warranties                                                   7,592          4,856
      Post-retirement benefit liabilities                          2,904          3,327
      Other long-term liabilities                                 (5,403)        (2,169)
                                                                --------       --------

Net cash provided by operating activities                        111,789         62,311
                                                                --------       --------

Cash flows from investing activities:
 Net Payments for purchases of and investments in
  other companies (net of cash acquired)                          (8,978)        (2,903)
 Capital expenditures                                            (46,498)       (53,555)
 Other                                                             4,447            941
                                                                --------       --------

Net cash used by investing activities                            (51,029)       (55,517)
                                                                --------       --------

Cash flows from financing activities:
 Common stock issued                                               3,159          9,185
 Treasury stock purchased                                        (85,777)        (1,739)
 Net proceeds from issuance of bank loans                         82,248              -
 Long-term debt payments                                        (105,420)       (11,953)
 Net payments on short term debt                                 (58,902)       (21,379)
 Net proceeds from issuance of commercial paper                  115,644         26,959
 Dividends paid                                                  (15,455)       (11,692)
                                                                --------       --------

Net cash used by financing activities                            (64,503)       (10,619)
                                                                --------       --------

Effect of exchange rate changes on cash                               61              4
                                                                --------       --------

Net decrease in cash and cash equivalents                         (3,682)        (3,821)

Cash and cash equivalents at beginning of period                  11,470          8,838
                                                                --------       --------

Cash and cash equivalents at end of period                      $  7,788       $  5,017
                                                                ========       ========

See accompanying supplemental notes to consolidated condensed financial statements.


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Supplemental Notes to Consolidated Condensed Financial Statements (Unaudited)
-----------------------------------------------------------------------------


(1) The consolidated condensed financial statements included herein have been prepared by the registrant pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the registrant believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and December 31, 1996, the results of operations for the three and nine month periods ended September 30, 1997 and 1996, and the cash flows for the nine months ended September 30, 1997 and 1996.

(2) The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

(3) The following tables summarize the capitalization of the Company at September 30, 1997 and at December 31, 1996 (in thousands):

                                                                  Sept. 30, 1997         December 31, 1996
                                                               --------------------  --------------------------
                                                               Current   Long Term     Current      Long Term
                                                               --------  ----------  -----------  -------------
   Indebtedness:
     Bank loans                                                 $62,865    $ 82,248    $122,059       $      -
     Commercial paper                                                 -     200,680       6,402         85,036
     Term loans                                                       -       8,498           -        109,723
     Senior notes, 6.75% interest, due March 2003                     -     100,000           -        100,000
     Other                                                        6,694      14,687           -         18,882
                                                                -------    --------    --------       --------

   Total notes payable and
     long-term debt                                             $69,559    $406,113    $128,461       $313,641
                                                                =======    ========    ========       ========

                                                                                     Sept. 30,    December 31,
                                                                                        1997           1996
                                                                                     ----------   ------------
Stockholders' equity:
     Common Stock $.005 par value; 200,000 shares
      authorized; issued 43,886 shares at September 30,1997
      and 43,720 shares at December 31, 1996                                           $    219       $    219
     Additional paid in capital                                                         672,508        667,775
     Retained earnings                                                                  211,723        146,331
     Currency translation adjustment                                                    (38,049)       (23,478)
     Treasury stock, 1,983 shares at September 30, 1997
      and 98 shares at December 31, 1996, at cost                                       (89,321)        (3,875)
     Unearned compensation                                                               (4,621)        (6,595)
                                                                                       --------       --------

   Total stockholders' equity                                                          $752,459       $780,377
                                                                                       ========       ========




                                  (continued)

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Supplemental Notes to Consolidated Condensed Financial Statements (Unaudited)
-----------------------------------------------------------------------------


     During May 1997, the Company increased the borrowing capacity and term of its Amended and Restated Credit Agreement (the Agreement) from $350 million to $500 million. The Agreement expires on July 31, 2002. At September 30, 1997 and December 31, 1996, no amounts were outstanding under the facility. The Amended Agreement provides for borrowings under the facility at LIBOR plus .16% or at bid rates as specified in the Agreement. At September 30, 1997 and December 31, 1996 the LIBOR rate was 5.68% and 5.56%, respectively. A fee of .09% is paid on the facility. The Agreement, as amended, contains financial covenants requiring the Company to maintain certain financial ratios and restricting its ability to incur indebtedness, make investments and create or permit to exist certain liens.

     The Company's non-U.S. subsidiaries maintain bank credit facilities in various currencies that provided for borrowings of $230.9 million and $252.5 million at September 30, 1997 and December 31, 1996, respectively, of which $158.2 million and $121.1 million, respectively, were unused. In some instances, borrowings against these credit facilities have been guaranteed by the Company to assure availability of funds at favorable rates.

     The Company established commercial paper facilities in November, 1995. Commercial paper borrowings are expected to be reborrowed in the ordinary course of business. The average interest rate on the commercial paper was 5.69% and 5.43% as of September 30, 1997 and December 31, 1996, respectively.

     During the second quarter of 1997, the Company arranged four separate unsecured bank lines. These bank lines provide for total borrowings of $185 million which are expected to be reborrowed in the ordinary course of business. At September 30, 1997, the Company had $82.2 million outstanding under these bank lines. The average interest rate on the bank lines was 5.65% as of September 30, 1997.

     During 1995, the Company arranged two term loans denominated in foreign currencies. The Company borrowed $26.2 million with a final maturity on November 15, 1998 and an interest rate of 3.98%. The loan is repayable in four annual installments. On December 21, 1995, the Company borrowed $100 million with an interest rate of 4.87%. This loan was repaid in total in June 1997. The remaining term loan agreement contains financial covenants that are equivalent to the covenants of the Company's Amended and Restated Credit Agreement.

     In July 1995, the Company registered $200 million in debt securities with the Securities and Exchange Commission. Under terms of the registration statement, the Company may offer and sell up to that amount of such securities at prices and terms to be determined at or prior to sale. No amounts of such debt securities are outstanding at September 30, 1997 or December 31, 1996.

     Under a receivables sales agreement entered into in 1992, the Company sold a fractional ownership interest in a defined pool of trade accounts receivable for $100 million in 1997 and 1996. The sold accounts receivable are reflected as a reduction of receivables in the accompanying consolidated balance sheets. Under an Amended and Restated Receivables Sales Agreement entered into on March 26, 1997, the maximum amount of the purchasers' investment is currently $120 million and is subject to decrease based on the level of eligible accounts receivable and restrictions on concentrations of receivables. The discount rate on the receivables sold at September 30, 1997 and December 31, 1996 was approximately 5.58% and 5.40%, respectively.

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

                                  (continued)

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Supplemental Notes to Consolidated Condensed Financial Statements (Unaudited)
-----------------------------------------------------------------------------


     During February 1997, the Board of Directors authorized the Company to purchase up to 3.8 million shares of its Common Stock over the next four years to fund the Company's Employee Stock Purchase Plan and the Amended and Restated 1992 Omnibus Stock Plan. In September 1997, the authorization was increased to 6.0 million shares. The purchases are made from time to time in the open market.

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

     On December 31, 1996, the Company acquired certain assets of Snomax located in Rochester, New York. Snomax develops, manufactures and sells ice-nucleating molecules which are catalysts in the snow making process.

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

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Net sales for the three months ended September 30, 1997 decreased 4.8% to $749.8 million as compared to $787.3 million for the three months ended September 30, 1996. Income from operations for the third quarter of 1997 was $38.2 million compared to $60.5 million for the third quarter of 1996. Net sales for the nine months ended September 30, 1997 increased 2.4% to $2,434.9 million as compared to $2,377.1 million for the nine months ended September 30, 1996. Income from operations for the first nine months of 1997 was $142.3 million as compared to $184.6 million for the first nine months of 1996. For the first nine months of 1997 as compared to the same period in 1996, Engineered products sales increased 9.0% due to strength in the North American Equipment business partially offset by weakness in the chiller market in Europe and Southeast Asia. Unitary products revenues were up only 0.1% for the first nine months of 1997 compared to 1996, due to lower than average temperatures in North America and Europe and excess inventory levels in the industry at the beginning of the year, offset by continued Latin American and Asian growth due to expanded distribution. Refrigeration products revenue decreased 7.6% for nine months of 1997 compared to 1996 due to the sale of the German commercial refrigeration business in the second quarter of 1997.

For the third quarter, aggregate non-U.S. sales decreased 7.5% from the third quarter of 1996 to $322.0 million primarily as a result of weak markets for all products in Europe partially offset by favorable conditions in China and Latin American markets. Domestic revenue decreased 2.6% to $427.8 million primarily as a result of weaker Unitary markets in the U.S. due to cooler than normal weather.

Equipment order backlog at September 30, 1997 was $776.9 million which is 14.7% less than one year ago and 8.1% less than the $845.1 million backlog at December 31, 1996. Domestic backlog was up 8.9% from the third quarter of 1996 and 3.6% from December 31, 1996 due to an increase in engineered products equipment orders. Non-U.S. backlog was down 14.7% from the third quarter of 1996 and 20.0% from December 31, 1996. The Non-U.S. backlog decrease was due to the sale of the German Commercial refrigeration business (approximately $30 million), reduced Unitary Products orders worldwide, and the poor economic conditions in Europe and Southeast Asia.

The following table sets forth third quarter revenue by product and geographic market (in millions of dollars):

                                Three months ended Sept. 30,
                               ------------------------------
                                    1997            1996
                               --------------  --------------

     Engineered products              $319.0          $303.2
     Unitary products                  329.5           355.1
     Refrigeration products            101.3           129.0
                                      ------          ------

       Total revenue                  $749.8          $787.3
                                      ======          ======

     U.S.                                 57%             56%
     International                        43%             44%
                                      ------          ------
       Total                             100%            100%
                                      ======          ======




                                  (continued)

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Gross profit in the third quarter of 1997 decreased 5.3% to $159.8 million or 21.3% of net sales as compared to $168.8 million or 21.4% of net sales for the 1996 period. Gross profit for the nine month period decreased 0.7% to $512.9 million or 21.1% of net sales as compared to $516.4 million or 21.7% of net sales for the same period in 1996. The decrease in gross profit is primarily the result of the mix between new and replacement equipment sales in the domestic market and a shift away from higher margin large tonnage chillers, both of which are amplified by the weak retrofit market and price competitiveness and lower than expected volume in Unitary Products, partially offset by better plant performance in the Refrigeration Group.

Selling, general and administrative expenses in the third quarter of 1997 were $119.1 million, 15.9% of net sales, versus $105.8 million, 13.4% of net sales, in 1996. Selling, general, and administrative expenses for the nine months ended September 30, 1997 of $363.1 million were 14.9% of net sales as compared to 13.6% of net sales for the same nine month period in 1996. The increase in selling, general and administrative expenses is a result of continued investment in our distribution channels while experiencing lower than expected volume in Unitary revenue worldwide and across all product groups in Europe for which SG&A is not variable in the short-term. Also, research and development expenditures have increased due to concentration on new product development. We expect present market conditions to be temporary and will continue to expand and strengthen our distribution in areas which will benefit our future.

Interest expense during the third quarter increased to $9.9 million in 1997 from $7.7 million in 1996. This was a result of higher average borrowing levels and a slightly higher average domestic borrowing rate.

Equity in earnings of affiliates includes a one-time gain from the sale of our investment in Miraco, an Egyptian air conditioning company, of approximately $6 million.

The provision for income taxes of $11.5 million in the third quarter of 1997 relates both to U.S. and non-U.S operations. The effective tax rate remains relatively flat primarily as a result of the benefit of increased export incentives and utilization of foreign tax credits. These benefits were partially offset by the tax impact of nondeductible items, including the amortization of goodwill.

As a result of the above factors, the Company had a net income of $23.8 million in the third quarter of 1997 as compared to net income of $38.8 million in the third quarter of 1996.

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

The Company had working capital of $598 million and $524 million as of September 30, 1997 and December 31, 1996, respectively. The current ratio was 1.9 at September 30, 1997 as compared to 1.7 at December 31, 1996.

At September 30, 1997, the Company maintained a $500 million Amended and Restated Credit Agreement (the Agreement) expiring on July 31, 2002. At September 30, 1997 the Company could borrow up to $500 million under the Agreement. The Agreement provides for borrowings under the facility at LIBOR plus .16% or at bid rates as specified in the Agreement. At September 30, 1997 the LIBOR rate was 5.68% and a fee of .09% is paid on the facility. The Agreement, as amended, contains financial covenants requiring the Company to maintain certain financial ratios and restricting its ability to incur indebtedness, make investments and create or permit to exist certain liens.

Commercial paper and bank line borrowings are expected to be reborrowed in the ordinary course of business. The average interest rate on the commercial paper was 5.69% as of September 30, 1997.


                                  (continued)

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


During the second quarter of 1997, the Company arranged four separate unsecured bank lines. These bank lines provide for total borrowings of $185 million which are expected to be reborrowed in the ordinary course of business. At September 30, 1997, the Company had $82.2 million outstanding under these bank lines. The average interest rate on the bank lines was 5.65% as of September 30, 1997.

The Company has one term loan which matures on November 15, 1998 and bears interest at a rate of 3.98%. The term loan agreement contains financial and operating covenants that are equivalent to the covenants of the Company's Amended and Restated Credit Agreement.

The $100 million of Senior Notes bear interest at a 6.75% fixed rate and have a maturity of ten years from the date of issue.

The Company sold a fractional ownership interest in a defined pool of trade accounts receivable for $100 million. At September 30, 1997, the discount rate on the accounts receivable sold was approximately 5.58%.

In July 1995, the Company registered $200 million in debt securities with the Securities and Exchange Commission. Under terms of the registration statement, the Company may offer and sell up to that amount of such securities from time to time at prices and terms to be determined at or prior to sale. No amounts of such debt securities are outstanding at September 30, 1997.

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

Cash dividends of $0.12 per share were paid on common stock in the third quarter of 1997. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as the Company's profitability, financial condition, cash requirements and future prospects.

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

                Not Applicable

Item 3  Defaults Upon Senior Securities

                Not Applicable


Item 4  Submission of Matters to a Vote of Security Holders

                Not Applicable


Item 5  Other Information

                On October 28, 1997, the Registrant announced the appointment of John R. Tucker as President and Chief Operating Officer.


Item 6  Exhibits and Reports on Form 8-K

        (a) Exhibit 10.1 Form of Severance Agreement entered into by the Registrant and certain of its Officers and Employees

                Exhibit 27 Financial Data Schedule (EDGAR only)

        (b)     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned unto duly authorized.


                              YORK INTERNATIONAL CORPORATION
                              ------------------------------
                                         Registrant



Date   November 7, 1997                  /s/ Dean T. DuCray
     --------------------     ------------------------------------------
                              Vice President and Chief Financial Officer

EXHIBIT INDEX
-------------


Exhibit No.                              Description
-----------    -----------------------------------------------------------------

10.1 Form of Severance Agreement entered into by the Registrant and certain of its Officers and Employees

27             Financial Data Schedule (EDGAR only)