Form 10-K
period 1997-12-31
YORK INTERNATIONAL CORP /DE/
filed 1998-03-27
CIK 842662

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

          [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
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
                                                        YES   X    NO
                                                             ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
             [      ]

As of March 23, 1998, there were 40,641,902 shares of the registrant's Common Stock outstanding, and the aggregate market value of the Common Stock held by non-affiliates was $1,851,746,659 based on the closing price of the Common Stock on the New York Stock Exchange Composite Transactions of such date. (Only officers and directors of the registrant are assumed to be affiliates for purposes of this calculation.)

                      DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Annual Report to Stockholders for the year ended December 31, 1997 and the Notice of Annual Meeting of Stockholders and Proxy Statement pertaining to the Annual Meeting are incorporated herein by reference into Parts II, III and IV.



                       Exhibit Index is located on pages 21 to 23

                        YORK INTERNATIONAL CORPORATION

                                   FORM 10-K

                         YEAR ENDED DECEMBER 31, 1997

                                     INDEX



                                    PART 1

Item
Number                                                                     Page
------                                                                     ----

       1.  Business                                                           1

       2.  Properties                                                        13

       3.  Legal Proceedings                                                 14

       4.  Submission of Matters to a Vote of Security Holders               14

                                    PART II

       5.  Market for Registrant's Common Equity                             14
             and Related Stockholder Matters

       6.  Selected Financial Data                                           14

       7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       14

       8.  Financial Statements and Supplementary Data                       15

       9.  Changes in and Disagreements with Accountants on Accounting       15
             and Financial Disclosure

                                   PART III

      10.  Directors and Executive Officers of the Registrant                15

      11.  Executive Compensation                                            15

      12.  Security Ownership of Certain Beneficial Owners and Management    15

      13.  Certain Relationships and Related Transactions                    15

                                    PART IV

     14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   15

                                     PART I

Item 1.  Business


General
-------

The Company is a full-line, global designer and manufacturer of heating, ventilating, air conditioning and refrigeration (HVAC&R) products. The Company believes it is the third largest manufacturer and marketer of such products in the United States and one of the leading companies in the HVAC&R industry internationally. The Company's air conditioning systems range from a one ton unit for a small residence to the 59,000 ton system installed in the New York World Trade Center. In 1997 the Company's products were sold in over 100 countries through over 750 sales and distribution facilities and are in use in such diverse locations as the Kuala Lumpur City Centre in Malaysia, the British Houses of Parliament, the Tokyo World Trade Center, the Pentagon, NASA's Vehicle Assembly Building at Cape Canaveral, NASA's Johnson Space Center, the Los Angeles International Airport, the Jeddah Airport, the Overseas Union Bank Centre in Singapore, the Sydney Opera House, the National Library Complex in Beijing, the Atlantic City Convention Center, the English Channel Eurotunnel, the Hong Kong Exposition Centre and the Lantau Airport Railway System in Hong Kong.

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

Headquartered in York, Pennsylvania, the Company has manufacturing facilities in 13 states and 13 foreign countries. As of December 31, 1997, the Company employed approximately 20,270 people worldwide.

Unless the context otherwise requires, the terms "Company" and "York" refer to the Company and its consolidated subsidiaries. The Company's principal executive offices are located at 631 South Richland Avenue, York, Pennsylvania 17403, and its telephone number is (717) 771-7890.


Strategy
--------

The Company's strategy is to focus on the global air conditioning equipment and worldwide service, repair and replacement markets and increase its presence in the worldwide refrigeration and gas compression market. The Company has grown, and expects to continue to grow, through expansion of its current product lines, acquisitions of businesses, establishment of joint ventures and licensing of technology in the HVAC&R industry.

The Company intends to continue its strategy of increasing its market share by broadening its product range to offer a complete line of environmentally acceptable and energy efficient products. The Company seeks to take advantage of regulatory changes by developing products that comply with tightening environmental and energy efficiency requirements and regulations before they become effective. The Company has implemented its environmental strategy by developing product lines that utilize its screw, centrifugal, reciprocating, hermetic, scroll and inertia compressor technology employing HCFC-123, HCFC-22, R-407C, R-410A, R-404A, R-507, R-717 (ammonia) and HFC-134a as a refrigerant. The screw and centrifugal compressor utilize designs which separate the refrigerant from the motor housing. See "Environmental Matters" below. The Company has increased the


------------------------

* The cooling capacity of air conditioning units is measured in tons. One ton of cooling capacity is equivalent to 12,000 BTUs and is generally adequate to air condition approximately 500 square feet of residential space.

overall efficiency of its product offerings by employing internally developed advanced heat transfer and compressor technology and introducing large air conditioning systems that utilize advanced thermal storage and absorption technologies.

The Company is also seeking to expand into new markets. The Company intends to expand sales of its equipment throughout the international markets by broadening its product line, expanding its distribution capabilities and pursuing acquisitions.

The Company also focuses on controlling manufacturing and operating expenses and thus improving its operating margins by redesigning products, acquiring more efficient manufacturing equipment and processes and reducing costs not directly associated with the manufacturing process. In addition, the Company has implemented a continuous planning process to enable it to carefully monitor the amount of capital used in its business and to reposition its business units in light of changing conditions throughout the year. The Company believes that its management stock ownership plans and management incentive compensation plans, which reward the management team of each operating unit for achieving the planned objectives of that unit, have been key elements in implementing its strategies and achieving its financial objectives.


Products and Markets
--------------------

All of the Company's products are in the heating, ventilating, air conditioning and refrigeration (HVAC&R) industry and the Company operates solely in this industry. Within HVAC&R, the Company's products fall into three general categories. The first is Engineered Systems products, consisting of heating, air conditioning and thermal storage equipment designed for commercial applications in retail stores, office buildings, shopping malls, manufacturing facilities, hospitals, universities, airports and marine vessels. The second is Unitary products, consisting of air conditioning and furnace units and hermetic and scroll compressors designed for use in residential and light commercial applications. The third is Refrigeration products, including commercial and industrial refrigeration and gas compression equipment, designed for the food, beverage, chemical and petrochemical processing industries. Like engineered systems products, the Company's refrigeration and gas compression equipment is designed specifically for the customer's needs and applications.


The following table sets forth revenue by product and geographic market:
(in thousands)
                                  1997          1996           1995
                               -----------  ------------  ---------------

Engineered Systems products    $1,370,983    $1,313,587   $ 1,182,624 /(a)/
Unitary products                1,394,142     1,417,007     1,212,620 /(a)/
Refrigeration products            428,532       487,940       534,704 /(a)/
                               ----------    ----------   -----------

     Total revenue             $3,193,657    $3,218,534   $ 2,929,948
                               ==========    ==========   ===========

U.S.                                   58%           54%           55%
International                          42%           46%           45%
                                       --            --            --
                                      100%          100%          100%
                                      ===           ===           ===

/(a)/ The 1995 revenue by product is estimated to represent the management reorganization by product in 1997 and 1996.

Engineered Systems Products.  The Company's Engineered Systems products consist
---------------------------
of heating and air conditioning equipment for buildings ranging from small office buildings and fast food restaurants to large commercial and industrial complexes. Engineered Systems air conditioning products include air-cooled and water-cooled chillers, central air handling units, variable air volume units and control equipment to monitor and control the entire system. Larger units for facilities such as hospitals, office towers, hotels, airports district cooling and manufacturing operations are custom designed and manufactured by the Company's Applied Systems Business Unit. The Applied Systems Business Unit also supplies specially designed chilled water systems for use on U.S.,

British, French and other naval vessels. The Company is currently the major supplier of water chillers to the U.S. Navy for both surface vessels and submarines.

The Company has a line of standard indoor air handling equipment incorporating the latest technologies for indoor air quality and a line of customized indoor and outdoor air handling products. In 1997, the Company acquired PACE Gamewell which designs, manufactures and sells air handling equipment. York manufactures the broadest line of air handling equipment of any manufacturer in the industry.

The Company markets its Engineered Systems products under the "YORK", "MILLER-PICKING", "TEMPMASTER", "SEVESO" and "PACE" brands. In the United States and Canada, distribution of Engineered Systems products are coordinated by 8 regional offices and approximately 61 district offices. These district offices market products directly to end users and contractors. The Company has approximately 120 direct sales representatives and 115 independent sales agents in the North American market.

The Company derives substantial revenues by selling replacement equipment and parts, and by providing routine maintenance and emergency service for products manufactured by the Company and its competitors through annual service contracts. The Company has a corporate and national account sales program to service customers with multiple locations throughout the world.

The Company believes its reputation for service and repair is excellent. The Company's more than 3,500 service technicians in offices throughout the world generate substantial revenues through the sale of replacement parts and by providing routine and emergency service for air conditioning and refrigeration systems manufactured by the Company and its competitors. In 1997 on a worldwide basis, the higher margin service, repair and replacement business accounted for an estimated 41% of the Company's total sales. The Company believes that its emphasis on service and repair, combined with the growth and aging of the installed base of air conditioning and refrigeration equipment, will be key factors in increasing the Company's revenues derived from the service, repair and replacement market.

The Company's Engineered Systems products are principally manufactured in York, Pennsylvania; Albany, Missouri; Hattiesburg, Mississippi; Portland, Oregon; Salisbury, North Carolina; San Antonio, Texas; Basildon, England; Barlassina, Italy; Carquefou, France; Mannheim, Germany; Asquith, Australia; Montevideo, Uruguay; Wuxi, China; Guanghzou, China; Durango Mexico; and Monterrey, Mexico.

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


Unitary Products.  The Company's primary unitary products are ducted central air
----------------
conditioning and heating systems, light commercial equipment and ductless mini-splits manufactured and sold by the Company's Unitary Products Group ("UPG") and hermetic compressors manufactured and sold by Bristol Compressors. Revenues from Bristol Compressors were approximately $381 million, $448 million and $504 million during 1995, 1996, and 1997, respectively.

Unitary products consist of split systems and packaged products. A split system consists of an outdoor unit containing a compressor and condenser, and a connected indoor unit containing a heat exchanger, an electric, gas or oil heating section, an indoor blower system and associated controls. A packaged product is a single, self-contained unit with compressor, condenser, heat exchanger, electric, gas or oil heating section, blower and associated controls. These units are typically installed on rooftops or on a slab beside a structure. Ducted products distribute conditioned air throughout building structures with ductwork connected to the system's blower, whereas ductless installations provide conditioned air directly from indoor blowers without the use of ductwork.

A hermetic compressor is an integral part of an air conditioning system. The Company's products use compressors manufactured by Bristol as well as those
purchased from other vendors.   In 1995, 1996, and 1997, approximately

83% of Bristol's revenues were attributable to sales of products to other air conditioning equipment manufacturers. During 1995, Bristol entered into a joint venture, Scroll Technologies, to design and manufacture scroll compressors.
This allowed Bristol to expand its product offering to include scroll compressor capabilities.

The Company markets its Unitary products under the "YORK", "LUXAIRE", "FRASER-JOHNSTON", "COLEMAN EVCON", "GUARDIAN", "AIRPRO" and "SEVESO" brands. "YORK" is the Company's full line brand, which is sold through Company-owned distribution centers and exclusive independent distributors throughout the world. The "YORK" brand is sold with a high level of customer service and sales support. The Company's 1995 acquisition of Evcon Holdings expanded UPG's capabilities and distribution network in the domestic unitary market. The Company's other brands are sold through more than 200 non-exclusive distributors primarily for resale to contractors. The Company also sells unitary products directly to the manufactured housing industry in North America on an OEM basis.

In 1995 the Company formed a joint venture, Aeromaster, a mini-split manufacturer located in Bangkok, Thailand. The mini-split market represents a significant portion of the unitary business in the Asia Pacific Region and Aeromaster enables York to compete in this market with a product manufactured within the Region. Aeromaster supplies mini-split product to York offices located around the world.

Sales of Unitary products and Bristol compressors include both new installations
and replacement systems.   The Company estimates that more than half of its
Unitary products revenues in North America are attributable to the replacement market. The replacement market is not affected by levels of new home construction and therefore trends to be less cyclical. The replacement market is significantly affected by ambient temperature. Hot spring weather causes existing older units to fail earlier in the season, leading customers to accelerate replacement of a unit which might otherwise be deferred in the case of a late season failure.

New residential products cover a wide range of efficiencies and may be able to qualify for rebates offered by local utility companies for high efficiency equipment. The Company's commercial products have been redesigned to meet the five year compliance requirement of the U.S. Energy Policy Act of 1992 (EPACT). This includes the energy efficiency rating (EER) of the system as well as the efficiency of certain motors. Bristol markets an INERTIA reciprocating compressor that directly competes against other technologies in meeting high efficiency requirements. Bristol has also developed a new compressor design known as TSTM Technology. These new compressors provide higher system efficiencies, greater reliability, and increased comfort. Scroll Technologies continues to upgrade the scroll compressor technology and performance.

Unitary and light commercial products are manufactured principally in plants located in Elyria, Ohio; Norman, Oklahoma; Wichita, Kansas; Barlassina, Italy; Bogota, Colombia; Monterrey, Mexico; Perth, Australia; Coffs Harbour, Australia; Bangkok, Thailand; Johannesburg, South Africa; and Guangzhou, China. The Company's manufacturing process relies on the purchase of certain components (including hermetic compressors, copper tube, fan motors, fan blades, and control elements) from outside suppliers, and in-house fabrication of sheet metal cabinets and refrigerant coils. The various unitary products are then assembled and tested before shipment. Bristol compressors are manufactured at the Company's factories in Bristol, Virginia and Sparta, North Carolina, and by Scroll Technologies in Arkadelphia, Arkansas. As with other Company products, Bristol compressors are assembled using purchased parts (including motors, castings, forgings and electronic components) as well as parts manufactured by the Company.


Refrigeration Products.  The Company has developed a successful line of
----------------------
industrial and commercial refrigeration products. The Company manufactures screw and reciprocating compressors. Screw compressors enable the Company to produce a highly reliable, ammonia refrigeration system required for commercial and industrial applications in the food, beverage, chemical and petrochemical industries. The Company believes that screw compressors are the most reliable and energy efficient compressors available for ammonia refrigeration systems. Food processing equipment produced by the Company includes spiral and tunnel freezers for the poultry, frozen vegetable and prepared food businesses. In addition, the Company manufactures packaged refrigeration systems to cool chemical and petrochemical products during their production processes. Gram Refrigeration and Gram Contractors provide similar manufacturing capabilities in Europe and increase distribution and availability of advanced technology. Gram also makes reciprocating compressors for refrigeration applications. The Company's refrigeration and gas compression equipment is engineered and manufactured to customer specifications.

The Company markets its refrigeration and gas compression equipment under the "YORK", "YORK FOOD SYSTEMS", "FRICK", "FRIGID COIL", "IMECO", "RECO", "RITE COIL", "RECOLD", "NORTHFIELD", "ACUAIRE" and "GRAM REFRIGERATION" brands. The products are sold by the Company's sales engineers located in 14 offices and a national network of more than 40 independent agents in the United States as well as nine offices, 20 independent distributors and two licensees elsewhere in the world. In addition, the Company believes that developing countries offer opportunities for increasing sales of refrigeration equipment.

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

Refrigeration equipment is manufactured at Company-owned facilities in Dixon, Illinois; Polo, Illinois; Waynesboro, Pennsylvania; Northfield, Minnesota; Smithville, Ohio; San Antonio, Texas; Carquefou, France; and Vojens, Denmark, and at a leased facility in Santa Fe Springs, California.


International Distribution
--------------------------

The Company markets its equipment and service in Europe through companies located in Austria, Switzerland, Bulgaria, Russia, other former Commonwealth of Independent States countries, the Czech Republic, Hungary, Poland, Slovakia, Romania, England, France, Germany, Denmark, Belgium, Netherlands, and Italy.
The Company's European operations have supplied equipment for such locations as the Kremlin in Moscow, the Pompidou Center in Paris, the La Scala Opera House in Milan, the English Channel Eurotunnel and the Frankfurt Airport.

The Company markets its equipment and service in the Middle East and India through offices in Dubai, Abu Dhabi, Kuwait, Istanbul, New Delhi, Mumbai, Cairo, Karachi, and through numerous distributors throughout the region. The Company has sales and service joint ventures throughout the Kingdom of Saudi Arabia.
The Company's ability to manufacture large tonnage air-cooled air conditioning equipment capable of operating under extreme conditions has resulted in winning a substantial number of large contracts in the water short Middle East. The Company has installed systems throughout the region, including equipment in the Jeddah Airport, the Prophet's Mosque in Medina, the U.S. Embassy in New Delhi, the Cairo Airport, the Abu Dhabi National Oil Company and the stock exchanges in Kuwait and Istanbul.

The Company markets and services its products in the Pacific Rim region through offices in Hong Kong, China, Singapore, Korea, Australia, Indonesia, and Thailand, joint ventures in Taiwan and Malaysia, and various distributors throughout the region. The Company manufactures products through joint ventures in China, Thailand, and Malaysia, and wholly owned facilities in Australia. The Company has installed systems throughout the region, including equipment in the Shanghai Opera House, Shenzhen Railway Station, Hong Kong Exposition Centre, Overseas Union Bank Centre in Singapore, Grand Hotel in Taipei, Sydney Opera House, and the Kuala Lumpur City Centre in Malaysia, the world's tallest building.

Sales through Latin America are handled through offices in Mexico, Argentina, Brazil, Chile, Colombia, Miami, (USA), Puerto Rico, Argentina, Ecuador, Peru and Venezuela, and sales representatives and independent distributors located throughout Latin America. Installations include the World Trade Centers in Mexico, Colombia, and Chile, the Sao Market Place in Brazil, the Mexican Stock Exchange and the Hotel Intercontinental in Argentina.

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


Joint Ventures in Foreign Markets
---------------------------------

In addition to its wholly-owned production and distribution facilities, the Company produces, distributes and services Unitary and Engineered Systems products in foreign markets through its participation in several foreign joint ventures, which are described in the following table:

                                                       Joint Venture
                                                     (Percent Owned by                Principal
Principal Location     Joint Venture Partner            the Company)              Products/Services      Markets Served
--------------------  ------------------------  ----------------------------  -------------------------  --------------
Malaysia              OYL Industries            OYL-Condair Industries        Manufacture Unitary        Asia Pacific
                      BHD.                      SDN.BHD. (49%)                and Engineered System      Middle East
                                                                              products

Malaysia              OYL Industries            York (Malaysia) Service       Sales and service of air   Malaysia
                      BHD.                      SDN.BHD. (30%)                conditioning equipment

Thailand              Individual Thai           Aeromaster Industry           Manufacture Unitary        Asia Pacific
                      Shareholders              Co. Ltd. (85%)                products                   Europe

Peoples Republic      Guangzhou Sinro Air       York Ghuangzhou Air           Manufacture Unitary and    China
of China              Conditioning Mechanical   Conditioning and              Engineered Systems
                      and Electrical Equipment  Refrigeration Co. Ltd.        products
                      Company Ltd.              (97%)

Republic of China     Taipei Engineering        York Taiwan Inc.              Sales and service of air   Taiwan
(Taiwan)              Development               (60%)                         conditioning equipment

Spain                 Compania Roca             Clima Roca-York S.L.          Manufacture Unitary        Spain
                      Radiadores S.A.           (50%)                         products

Cyprus                Sabinco Ltd.              KROY  Ltd. (50%)              Sales of air conditioning  Middle East
                                                                              equipment and parts

Colombia              Inversiones Lopez         York International S.A.       Manufacture Unitary and    Colombia
                      Imbett y cias en. cia     (Colombia) (89%)              Engineered Systems
                                                                              products

Peoples Republic      Wuxi Boiler Group         York Wuxi Air Conditioning    Manufacture Engineered     China
of China                                        and Refrigeration Co. Ltd.    Systems products
                                                (80%)

Brazil                Mayside Participacues     York International            Sales of air conditioning  Brazil
                      Administracao e           Comercial Ltda.               equipment
                      Comercio Ltda             (80%)

Saudi Arabia          Al Salem United           Al Salem-York Services        Service and repair of      Saudi Arabia
                      Contracting Co.           Ltd. (49%)                    air conditioning
                                                                              equipment

Dividends received by the Company from foreign joint ventures were $0.6 million in 1995, $1.5 million in 1996 and $1.2 million in 1997. Total Company investments in foreign joint ventures were $16.7 million, $22.2 million and $17.7 million at December 31, 1995, 1996 and 1997, respectively. Total sales by the Company to foreign joint ventures are less than 1% of the Company's total revenues.


Research and Development
------------------------

The Company's ongoing research and development program involves redesigning existing products to reduce manufacturing costs and to increase product efficiencies, developing electronic controls for existing products and creating new products. During the years 1995, 1996 and 1997, the Company spent $26.9 million, $28.0 million and $30.6 million, respectively, for all product development activities.

Product development activities in 1996 and 1997 encompassed a wide range of products. The Company's centrifugal chiller line was expanded for use with HCFC-22, HCFC-123 and HFC-134a, all considered environmentally acceptable replacements for CFC's. The Company also offers screw compressors which use R-717 (ammonia). The product line now extends from 300 to 2,000 tons for these
refrigerants.   The Company also completed development of a new custom air handling product line in the range of 2,000 to 50,000 cubic feet per minute
(CFM). The new products include the latest technologies to insure indoor air quality. The combination of air handling product development and existing product lines gives York the broadest line of air handling products of any single manufacturer in the industry. The Company announced a new line of centrifugal chillers ranging from 400 to 2,000 tons, incorporating natural gas engine drives supplied by Caterpillar Inc. The product line boasts the highest efficiency of any gas-powered air conditioning system on the market. The development of prototype HFC-134a centrifugal chillers for Surface and Submarine Vessels continued under various U.S. Navy contracts. These chillers are targeted for introduction in the Navy's new construction programs in 1998. Development of HFC-236fa retrofit kits for R-114 systems were also developed in 1997 for fleet demonstration in 1998. In 1995, the Company introduced more efficient centrifugal chillers utilizing HCFC-123, HCFC-22 and HFC-134a. The efficiency levels of .50 to .52 kw/ton are expected to be among the best in the industry. The Company has also introduced a new line of variable speed drives for centrifugal chillers to 1,000 tons. This product is compact enough to mount directly on the chiller and is applicable to the retrofitting of any centrifugal chiller on the market.

Bristol developed its 1.5 - 5 ton "Inertia" reciprocating compressor and put it into production in 1991. Bristol continues to improve on the efficiency level of the "Inertia" and a higher efficiency version was developed and put into production during 1994. The "Inertia" compressor is being sold in the residential equipment market for high energy efficiency air conditioning and heat pump applications. Bristol has developed a new breakthrough design, TSTM Technology, for compressors which provide higher system efficiencies, greater reliability, and increased comfort. Scroll compressor technology and capability are expanding through the joint venture established in 1995.


Competition
-----------

All of the markets in which the Company does business are very competitive. Participants compete on the basis of service and the price, quality, reliability and efficiency of products. Several of the Company's competitors have greater financial resources than the Company.

In the domestic market for Engineered Systems air conditioning equipment, the Company competes primarily with two large United States manufacturers, Carrier Corporation, a subsidiary of United Technologies Corporation, and Trane Company, a division of American Standard Inc. Engineered Systems product manufacturers compete on the basis of product design, reliability and post-installment service. Architects and engineers play an important part in determining which manufacturer's products will be used in an application.

In the Unitary products market, the Company competes with numerous national and regional manufacturers. In this market, price competition and maximum market coverage are particularly important, as there is relatively little perceived differentiation among competing product lines.

In the hermetic compressors market, the Company competes directly with two United States manufacturers, Copeland Corporation, a subsidiary of Emerson Electric Inc., and Tecumseh, a division of Tecumseh Corporation. In this market, the Company competes primarily on the basis of reliability and price as well as delivery, service and product efficiency.

In the market for refrigeration equipment, the Company competes primarily with FES, BAC, Evapco and Krack Corp., Stahl, Sabroe and Frigoscandia.

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

The Company owns several trademarks that it considers important in the marketing of its products, including "YORK". "LUXAIRE", "FRASER-JOHNSTON", "RECOLD", "FRICK", "FRIGID COIL", "BRISTOL", "IMECO", "MILLER PICKING", "RECO", "COLEMAN(R) EVCON", "AIRPRO", "GUARDIAN", "YORK FOOD SYSTEMS", "RITE COIL", "NORTHFIELD FREEZING SYSTEMS", "SEVESO", "GRAM", "AEROMASTER", "ACUAIRE" and "TEMPMASTER". The Company believes that its rights in these trademarks are adequately protected and of unlimited duration.


Major Customers
---------------

During 1997, no customer, distributor, dealer or licensee accounted for more than 10% of the Company's revenues. The loss of a few customers, distributors, dealers or licensees would not have a materially adverse effect on the Company's business.


Backlog
-------

As of December 31, 1997, the Company's backlog was $834.5 million as compared to $845.1 million as of December 31, 1996. Substantially all of the orders are expected to be fulfilled within the next 12 months.


Government Contracts
--------------------

In 1997, approximately 2% of the Company's sales were related to ongoing United States Government projects. The Company expects that substantially all work will be completed during fiscal year 1998 in connection with all of these contracts. The Company's existing contracts with the United States Government may be terminated at any time at the option of the Government and are subject to continued availability of government appropriations. If these contracts were terminated, the Company would only be entitled to reimbursement of costs incurred and to payment of a reasonable allowance for profit on work actually performed.

Employees
---------

As of December 31, 1997, the Company employed approximately 20,270 persons worldwide. Approximately 12,555 persons are employed in the United States and 7,715 persons are employed in foreign countries. Approximately 3,482 domestic employees are covered by collective bargaining agreements which expire between

December 31, 1998 and March 31, 2003. The Company considers its relations with its employees to be satisfactory.


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

The Clean Air Act allows the EPA to accelerate the statutory phase-out schedule for any Class I or Class II substance. In November 1992, the parties to the Montreal Protocol agreed to amend the Protocol to require the complete phase-out of CFC production by the beginning of 1996. Further, the parties agreed to a 1996 production cap on HCFCs and a complete phase-out of HCFC production by 2030. The EPA published a final rule requiring accelerated phase-out of the production of all CFCs by 1996 and of all HCFCs by 2030.

None of the Company's manufactured products contains Class I substances. Class I substances previously used by the Company have been substituted for by Class II substances or substances that are currently unregulated. The Company does, however, believe that revenues from servicing and repairing existing equipment that uses Class I substances are and will be significant. These activities are regulated by the EPA which imposes guidelines affecting service and maintenance of equipment that use Class I and Class II substances. The Company trains and licenses its service technicians in service and maintenance procedures that comply with the new regulations. Therefore, the Company believes that the new regulations will not have a material adverse effect on its operations. The phase-out of Class I substances will require modifications to existing air conditioning equipment as availability of recycled Class I substances decreases. Since the Company's technology enables it to modify existing equipment for use with Class II substances, it believes that this will continue to generate additional service revenues. While the Company expects to derive substantial revenue from the sale of products utilizing Class II substances, it is not expected that any phase-out will have a significant impact on the sales of such products prior to the end of the decade. Nonetheless, as the supply of virgin and recycled Class II substances falls, it will be necessary to address the need to substitute permitted substances for Class II substances.

The Company, in conjunction with major chemical manufacturers, is continually in the process of reviewing and addressing the impact of refrigerant regulations on its products. The Company believes that the combination of those products which presently utilize Class II substances and those products in the field which can be retrofitted to such refrigerants provides a complete line of commercial and industrial products. Therefore, the Company does not foresee any material adverse impact on its business or competitive position as a result of the Montreal Protocol, the 1990 Clean Air Act amendments or their implementing regulations. However, the Company believes that the implementation of severe restrictions on the production, importation or use of refrigerants employed in larger quantities by the Company could have such an impact. The Company believes that the Engineered Systems products that it has produced will be well positioned to utilize the next generation of refrigerants without substantial modification. If the next generation of refrigerants is incompatible with the hermetic compressors used by the Company and all of its competitors for Unitary products, design modifications would be required.


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

Executive Officers
------------------

The executive officers of the Company are as follows:

      Name                    Age        Position
      ----                    ---        --------

Robert N. Pokelwaldt           61        Chairman of the Board of Directors and
                                         Chief Executive Officer

John R. Tucker                 50        President and Chief Operating Officer

William G. Cowles, Jr.         52        Vice President and President
                                         of Refrigeration

Joseph D. Smith                44        Vice President, Manufacturing

Peter J. Spellar               53        Vice President and President
                                         of Applied Systems

Michael R. Young               53        Vice President and President
                                         of Bristol Compressors

Jane G. Davis                  48        Vice President, Secretary
                                         and General Counsel

Dean T. DuCray                 57        Vice President and Chief
                                         Financial Officer

Wayne J. Kennedy               55        Vice President, Human
                                         Resources

Helen S. Marsteller            37        Vice President, Investor Relations
                                         and Corporate Communications

Mark V. Stanga                 44        Vice President, Government Affairs

James P. Corcoran              52        Treasurer

C. David Myers                 34        Controller


Mr. Pokelwaldt has been Chairman of the Company since January 1993. Prior thereto he was President, Chief Executive Officer and Director of the Company since June 1991, President and Chief Operating Officer from January 1990 to June 1991, Vice President of the Company and President of Applied Systems from September 1988 to January 1990 and Chairman and Chief Executive Officer of Frick Company from June 1983 to September 1988.

Mr. Tucker has been President and Chief Operating Officer of the Company since October 1997. Prior to joining the Company, he was President of Aerospace Equipment Systems Sector of Allied Signal, Inc. from January 1996 to October 1997, President and Chief Executive Officer of Motoren und Turbinen Union (Jet Engine Division) of Daimler-Benz, A.G. from 1994 to 1996 and President of AEG Transportation Systems, Inc. from 1988 to 1994, and held various positions with Westinghouse Electric Corporation from 1968 to 1988.

Mr. Cowles has been Vice President and President of Refrigeration Products Group since January 1997. Prior thereto, he was President, Northfield Freezing Systems from September 1985 to January 1997.

Mr. Smith has been Vice President, Manufacturing since December 1997. Prior thereto he was President of the Airside Products Group since October 1994. Prior thereto he was Vice President of Special Projects of the Company from May 1994 to October 1994. Prior to joining the Company, Mr. Smith was Vice President and General Manager of Spherical Roller Bearing Division of SKF USA, Inc. since May 1992. Previous to this, Mr. Smith held various positions with Harley Davidson and General Motors.

Mr. Spellar has been Vice President of the Company and President, Applied Systems Worldwide since November 1995. Prior thereto, he was Vice President of the Company and Vice President, European Operations from August 1992 to November 1995, President, Frick Division from May 1987 to August 1992 and President of the Frick Company from May 1979 to May 1987.

Mr. Young has been Vice President of the Company, and Chief Executive Officer and President of Bristol Compressors since October 1996. Prior thereto, he was President, Chairman and Chief Executive Officer of Evcon Industries, Inc. from 1991-1995, President and Chief Operating Officer of York International Inc. from 1988 to 1989, and Chairman, President and Chief Executive Officer of Bristol Compressors from 1983 to 1987.

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

Ms. Marsteller has been Vice President, Investor Relations and Corporate Communications since September 1997. Prior thereto, she was Director of Investor Relations from 1992 to September 1997. Prior thereto, she held various financial positions in the Unitary Products Group from 1986 to 1992.

Mr. Stanga has been Vice President of Government Affairs since February 1997. Prior thereto, he was Director of Government Affairs from October 1995 to February 1997. Prior to joining the Company, Mr. Stanga was Environmental Affairs counsel for Litton Industries from April 1988 to October 1995, Associate Director of the Office of Ocean and Coastal Resources Management in the U.S. Commerce Department from April 1986 to April 1988, and Attorney Advisor at the U.S. Environmental Protection Agency from February 1983 to April 1986.

Mr. Corcoran has been Treasurer of the Company since July 1992. Prior thereto he was Treasurer of Griffith Laboratories from August 1990 to May 1992, Treasurer of AM International from March 1987 to August 1990 and Director, Treasury Operations of Borg-Warner Corporation from February 1977 to March 1987.

Mr. Myers has been Controller since July 1995. Prior thereto, he was Director of Finance, Airside Products Group to July 1995 and Director of Financial Planning and Controls from March 1994 to December 1994. Prior to joining the Company, he was with KPMG Peat Marwick LLP from August 1986 to March 1994.

Item 2.  Properties

The Company's principal offices are located in York, Pennsylvania on an approximately 71 acre site owned by the Company. The following table lists the principal manufacturing facilities owned by the Company:

                                                             Approximate
Location                     Primary Products           Enclosed Area (sq. ft.)
--------                     ----------------           -----------------------

York, PA                     Engineered products                 1,500,000
Wichita, KS                  Unitary products                      835,000
Elyria, OH                   Unitary products                      636,000
Norman, OK                   Unitary products                      549,000
Bristol, VA                  Hermetic compressors                  520,000
Waynesboro, PA               Refrigeration products                400,000
                             and compressors
Basildon, England            Engineered products                   370,000
Sparta, NC                   Hermetic compressors                  180,000
San Antonio, TX              Refrigeration and                     136,000
                             Engineered products
Durango, Mexico              Engineered products                   116,000
Vojens, Denmark              Refrigeration products                111,000
                             and compressors
Asquith, Australia           Engineered products                   102,000
Monterrey, Mexico            Engineered products,                  102,000
                             Unitary products
Guangzhou, China             Air handling products                 100,000
Dixon, IL                    Refrigeration products                 97,000
Bangkok, Thailand            Unitary products                       94,000
Carquefou, France            Engineered products                    92,000
Polo, IL                     Refrigeration products                 78,000
Roanoke, VA                  Screw compressors                      72,000
Wuxi, China                  Engineered products                    70,000
Johannesburg, South Africa   Unitary products                       56,000
Smithville, OH               Freezer systems                        44,000
Northfield, MN               Freezer systems                        44,000
Bogota, Colombia             Unitary products and                   40,000
                             Engineered products
Montevideo, Uruguay          Engineered products                    22,000

At the York, Pennsylvania location, approximately 220,000 square feet of facilities are leased to tenants and approximately 100,000 square feet are neither currently used by the Company nor leased to third parties. The Company also leases for its own use a 163,000 square foot facility in Albany, Missouri, a 230,000 square foot manufacturing facility in Barlassina, Italy, a 60,000 square foot manufacturing facility in Mannheim, Germany, a 126,000 square foot manufacturing facility in Perth, Australia, an 82,000 square foot facility in Santa Fe Springs, California, an 84,000 square foot manufacturing facility in Hattiesburg, Mississippi, a 200,000 square foot facility in Salisbury, North Carolina, and a 209,000 square foot facility in Portland, Oregon.

In addition to the properties described above, the Company leases approximately 100 facilities in the United States and over 50 additional facilities worldwide for use as sales and service offices and regional warehouses. The Company believes that its properties are in good condition and adequate for its requirements. The Company believes that its principal plants are generally adequate to meet its production plans pursuant to its long-term sales goals.

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


Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to the Company's security holders during the fourth quarter of 1997.



PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock trades on the New York Stock Exchange under the symbol "YRK". On March 23, 1998, the Company had 5,346 holders of record of its common stock.

Trading and Dividend Information
--------------------------------
                                                          Dividends
                                      High      Low       Declared
                                      ----      ---       ---------
  1997
  ----
  Fourth quarter                    $47  3/8   $39 5/16     $ .12
  Third quarter                      49 7/16    41  3/4       .12
  Second quarter                     50  5/8    38  5/8       .12
  First quarter                      54  3/8    42            .12


  1996
  ----
  Fourth quarter                    $56  1/4   $47  3/8     $ .09
  Third quarter                      51  7/8    44  3/4       .09
  Second quarter                     53  5/8    46  3/4       .09
  First quarter                      49         44            .09


The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as the Company's profitability, financial condition, cash requirements and future prospects and limitations imposed by the 1997 Amended and Restated Credit Agreement.


Item 6.  Selected Financial Data

Information contained under the caption "Five Year Summary of Selected Financial Data" on page a4 of the Annual Report is incorporated herein by reference in response to this item.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages a6 to a11 of the Annual Report is incorporated herein by reference in response to this item.

Item 8.  Financial Statements and Supplementary Data

Financial statements for York International Corporation and Subsidiaries are contained on pages a12 to a29 of the Annual Report and Summary of Quarterly Results (unaudited) are contained on page a29 of the Annual Report and are incorporated herein by reference in response to this item.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


PART III

Item 10.  Directors and Executive Officers of the Registrant

Information contained under the caption "Election of Directors" in the Registrant's definitive 1998 Proxy Statement is incorporated herein by reference in response to this item. See Item 1 above for information concerning executive officers.


Item 11.  Executive Compensation

Information contained under the caption "Executive Compensation" in the Registrant's definitive 1998 Proxy Statement is incorporated herein by reference in response to this item, other than the information under the subcaptions "Report of the Compensation Committee" and "Stock Performance Graph" which are not incorporated by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information contained under the captions "Election of Directors" and "Ownership of Common Stock" in the Registrant's definitive 1998 Proxy Statement is incorporated herein by reference in response to this item.


Item 13.  Certain Relationships and Related Transactions

None.


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) The following financial statements of York International Corporation and subsidiaries are incorporated herein by reference to pages a12 to a29 of the Annual Report:

             Consolidated Balance Sheets - as of December 31, 1997 and 1996 Consolidated Statements of Operations - years ended December 31, 1997, 1996, and 1995
             Consolidated Statements of Cash Flows - years ended December 31, 1997, 1996, and 1995
             Consolidated Statements of Stockholders' Equity - years ended December 31, 1997, 1996 and 1995
             Notes to Consolidated Financial Statements

         (2) The following financial statement schedule for York International Corporation and subsidiaries is included herein:

             VIII Valuation and Qualifying Accounts - years ended December 31,
                  1997, 1996 and 1995; (Page 20 of Form 10-K)

             All other schedules are omitted as they are not applicable.

             Independent Auditors' Report Covering Financial Statement Schedule; (Page 19 of Form 10-K)

         (3) The exhibits filed in response to Item 601 of Regulation S-K are as follows:



 Exhibit
 Number
 -------

  3.1 Amended and Restated Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3, File No. 33-91292, filed on June 7,
         1995)

  3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated May 3, 1996 (Incorporated by reference to Exhibit
         3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-10863)

  3.3 By-Laws of Registrant, restated as of December 17, 1996 (Incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-10863)

  4.1 Receivables Sale Agreement dated as of March 26, 1997, by and among the Registrant, as seller and collection agent, Asset Securitization Cooperative Corporation, as purchaser, and Canadian Imperial Bank of Commerce, as servicing agent along with the supporting exhibits (Incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 1-10863)

  4.2 Indenture dated as of March 1, 1993 between the Registrant and Morgan Guaranty Trust Company of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement filed on Form S-3, File No. 33-57178, filed on January 19, 1993)

  4.3 Share Transfer Agreement dated as of June 19, 1995 between the Registrant and National Westminster Bank PLC (Incorporated by reference to Exhibit 4.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-10863)

  4.4 Dividend Rights Agreement dated as of June 19, 1995 between the Registrant and National Westminster Bank PLC (Incorporated by reference to Exhibit 4.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-10863)

  4.5 Amended and Restated Credit Agreement, dated as of July 21, 1995 among the Registrant, the several banks and the other financial institutions from time to time parties to the Agreement and Canadian Imperial Bank of Commerce, acting through its New York Agency, as Agent (Incorporated by reference to Exhibit 10.17 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-10863)

  4.6 First Amendment dated as of May 28, 1997 to the Amended and Restated Credit Agreement among the Registrant, the several banks and the other financial institutions from time to time parties thereto and Canadian Imperial Bank of Commerce, acting through its New York Agency, as agent for the Banks along with supporting exhibits (Incorporated by reference to Exhibit 4.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-10863)

  4.9 Amendment to Share Transfer Agreement between Registrant and National Westminster Bank PLC, dated February 11, 1998 (filed herewith)

  4.10 Amendment to Dividend Rights Agreement between Registrant and National Westminster Bank PLC, dated February 11, 1998 (filed herewith)

 *10.1 Registrant's 1989 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989. File No. 33-25440)

 *10.2 Registrant's Amended and Restated 1992 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-Q for the quarter ended March 31, 1997, File No. 1-10863)

 *10.3 Registrant's 1996 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-10863)

 *10.4 Bristol Compressors, Inc. Officers Retirement/Salary Continuation Plan (Incorporated by reference to Exhibit 10.4 to York International Corporation's Registration Statement on Form S-1, File No. 33-30713, filed on August 25, 1989)

 *10.5   York International Corporation Supplemental Executive Retirement
         Plan (Incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-10863)

 *10.6 York International Corporation Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-10863)

 *10.7 Form of Restricted Stock Agreement by and between Registrant and certain of its employees (Incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-10863)

 *10.8 First Amendment to the York International Corporation Executive Deferred Compensation Plan, dated as of December 2, 1994 (Incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-10863)

  10.10 Second Amendment to the York International Corporation Executive Deferred Compensation Plan, dated as of December 17, 1996 (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-10863)

  10.11 Form of Severance Agreement entered into between the Registrant and certain of its Officers and Employees (Incorporated by references to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-10863.)

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

  27.1 Financial Data Schedule for 1996 Restated for FAS128, Earnings Per Share (filed herewith)

* Required to be Filed as management contracts, compensatory plans or arrangements required to be identified pursuant to Item 14(c) of the registrant's report on Form 10-K.

(b)  No reports on Form 8-K have been filed during the last quarter of fiscal
1997.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              YORK INTERNATIONAL CORPORATION

                                  /s/ Robert N. Pokelwaldt
                                 ----------------------------
                                      Robert N. Pokelwaldt
                                      Chief Executive Officer

Date:  MARCH 23, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 23rd day of March 1998.

   Signature                            Title
   ---------                            -----


 /s/ Robert N. Pokelwaldt       Chief Executive Officer
-------------------------       (Principal Executive Officer)
   Robert N. Pokelwaldt


 /s/ Dean T. DuCray             Vice President and Chief Financial Officer
---------------------           (Principal Financial Officer)
   Dean T. DuCray


 /s/ C. David Myers             Controller
---------------------           (Principal Accounting Officer)
   C. David Myers


    Directors
    ---------

 /s/ Robert N. Pokelwaldt
---------------------------
   Robert N. Pokelwaldt

 /s/ Malcolm W. Gambill*
--------------------------
   Malcolm W. Gambill

 /s/ Robert F. B. Logan*
-------------------------
   Robert F. B. Logan

 /s/ Gerald C. McDonough*
--------------------------
   Gerald C. McDonough

 /s/ Donald M. Roberts*
------------------------
   Donald M. Roberts

 /s/ John R. Tucker
-------------------
   John R. Tucker

 /s/ John E. Welsh*
--------------------
   John E. Welsh III

 /s/ Walter B. Wriston*
----------------------
   Walter B. Wriston

* Pursuant to powers of attorney.

                          Independent Auditors' Report
                          ----------------------------


The Board of Directors and Stockholders
York International Corporation:

Under date of February 10, 1998, we reported on the consolidated balance sheets of York International Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to stockholders.
These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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


KPMG PEAT MARWICK LLP

/s/ KPMG Peat Marwick LLP

Harrisburg, Pennsylvania
February 10, 1998

SCHEDULE VIII


                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1997, 1996 and 1995

                             (thousands of dollars)



       Column A                       Column B   Column C    Column C     Column D    Column E
       --------                      ----------  ---------  -----------  ----------  ----------
                                     Balance at  Additions  Additions                Balance at
                                     Beginning   Costs and  Other                    Close of
      Description                    of Period   Expenses   Accounts(a)  Deductions  Period
      -----------                    ----------  ---------  -----------  ----------  ----------
1997
 Allowances for Doubtful Accounts       $20,737    $ 6,139      $    -      $ 9,037     $17,839
 Warranties                             $33,135    $12,805      $    -      $ 9,660     $36,280

1996
 Allowances for Doubtful Accounts       $17,229    $ 5,718      $  425      $ 2,635     $20,737
 Warranties                             $27,943    $15,649      $    -      $10,457     $33,135

1995
 Allowance for Doubtful Accounts        $13,461    $ 5,774      $1,201      $ 3,207     $17,229
 Warranties                             $21,535    $10,610      $2,875      $ 7,077     $27,943

----------------
(a) Additions Charged to Other Accounts include liabilities of businesses acquired in 1996 and 1995.

EXHIBIT INDEX
------------

The following exhibits are filed pursuant to Item 601 of Regulation S-K. The items marked with an asterisk are filed by reference as noted.

Exhibit                                                                   Page
Number                                                                    Number
-------                                                                   ------

  3.1      Amended and Restated Certificate of Incorporation of
           Registrant (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3,
           File No. 33-91292, filed on June 7, 1995)

  3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated May 3, 1996 (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-10863)

  3.3 By-Laws of Registrant, restated as of December 17, 1996 (Incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-10863)

  4.1 Receivables Sale Agreement dated as of March 26, 1997, by and among the Registrant, as seller and collection agent, Asset Securitization Cooperative Corporation, as purchaser, and Canadian Imperial Bank of Commerce, as servicing agent along with the supporting exhibits (Incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 1-10863)

  4.2 Indenture dated as of March 1, 1993 between the Registrant and Morgan Guaranty Trust Company of New York, as Trustee
           (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement filed on Form S-3, File No. 33-57178, filed on January 19, 1993)

  4.3 Share Transfer Agreement dated as of June 19, 1995 between the Registrant and National Westminster Bank PLC (Incorporated by reference to Exhibit 4.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-10863)

  4.4 Dividend Rights Agreement dated as of June 19, 1995 between the Registrant and National Westminster Bank PLC (Incorporated by reference to Exhibit 4.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-10863)

  4.5 Amended and Restated Credit Agreement, dated as of July 21, 1995 among the Registrant, the several banks and the other financial institutions from time to time parties to the Agreement and Canadian Imperial Bank of Commerce, acting through its New York Agency, as Agent (Incorporated by reference to Exhibit 10.17 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-10863)

  4.6 First Amendment dated as of May 28, 1997 to the Amended and Restated Credit Agreement among the Registrant, the several banks and the other financial institutions from time to time parties thereto and Canadian Imperial Bank of Commerce, acting through its New York Agency, as Agent for the Banks along with supporting exhibits (Incorporated by reference to Exhibit 4.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-10863)

  4.9 Amendment to Share Transfer Agreement between Registrant and National Westminster Bank PLC, dated February 11, 1998 (filed herewith)

  4.10 Amendment to Dividend Rights Agreement between Registrant and National Westminster Bank PLC, dated Febuary 11, 1998 (filed herewith)

*10.1 Registrant's 1989 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 33-25440)

*10.2 Registrant's Amended and Restated 1992 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-Q for the quarter ended March 31, 1997, File No. 1-10863)

*10.3 Registrant's 1996 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-10863)

 10.4 Bristol Compressors, Inc. Officers Retirement/Salary Continuation Plan (Incorporated by reference to Exhibit 10.4 to York International Corporation's Registration Statement on Form S-1, File No. 33-30713, filed on August 25, 1989)

*10.5 York International Corporation Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, file
           No. 1-10863)

*10.6 York International Corporation Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended Decemebr 31, 1993, File
           No. 1-10863)

*10.7 Form of Restricted Stock Agreement by and between Registrant and certain of its employees (Incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-10863)

*10.8 First Amendment to the York International Corporation Executive Deferred Compensation Plan, dated as of December 2, 1994 (Incorporated by reference to Exhibit 10.8 to Registrants Annual Report on Form 10-K for the year ended Decemeber 31, 1995, File No. 1-10863)

 10.10 Second Amendment to the York International Corporation Executive Deferred Compensation Plan, dated as of December 17, 1996 (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File
           No. 1-10863)

 10.11 Form of Severance Agreement entered into between the Registrant and certain of its Officers and Employees (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-10863.)

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

 13 Annual Financial Statements and Review of Operations with Accountants' Certificate (filed herewith)

        21      Subsidiaries of the Registrant (filed herewith)

        23      Accountants' Consent (filed herewith)

        27      Financial Data Schedule (filed herewith)

        27.1 Financial Data Schedule for 1996 Restated for FAS128, Earnings Per Share (filed herewith)

   (b) No reports on Form 8-K have been filed during the last quarter of fiscal 1997.