Form 10-Q
period 1998-03-31
YORK INTERNATIONAL CORP /DE/
filed 1998-05-12
CIK 842662

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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


                                         Yes   X    No
                                             -----     -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class                                  Outstanding at May 8, 1998
  -----                                  --------------------------

Common Stock, par value $.005                 40,722,091 shares

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998




                                     INDEX
                                     -----



                                                                        Page No.
Part I.  Financial Information

Item 1.     Financial Statements

            Consolidated Condensed Statements of Operations - (Unaudited)
            Three Months Ended March 31, 1998 and 1997                      3

            Consolidated Condensed Balance Sheets -
            March 31, 1998 (Unaudited) and December 31, 1997                4

            Consolidated Condensed Statements of Cash Flows - (Unaudited)
            Three Months Ended March 31, 1998 and 1997                      5

            Supplemental Notes to Consolidated Condensed
            Financial Statements (Unaudited)                                6

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   9

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                              12

  Item 2.   Changes in Securities                                          12

  Item 3.   Defaults Upon Senior Securities                                12

  Item 4.   Submission of Matters to a Vote of Security Holders            12

  Item 5.   Other Information                                              12

  Item 6.   Exhibits and Reports on Form 8-K                               13

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


Item 1

FINANCIAL STATEMENTS
Consolidated Condensed Statements of Operations (Unaudited)
----------------------------------------------------------
(thousands except per share data)

                                             Three Months Ended March 31,
                                             ----------------------------
                                                  1998           1997
                                             --------------  ------------

Net sales                                       $741,988        $800,767

Cost of goods sold                               584,956         637,032
                                                --------        --------

 Gross profit                                    157,032         163,735

Selling, general and
 administrative expenses                         122,436         131,915
                                                --------        --------

 Income from operations                           34,596          31,820

Interest expense, net                             11,071           9,434
Equity in losses of affiliates                     1,307             240
                                                --------        --------

 Income before income taxes                       22,218          22,146

Provision for income taxes                         7,554           7,286
                                                --------        --------

 Net income                                     $ 14,664        $ 14,860
                                                ========        ========

Basic earnings per share                        $   0.36        $   0.34
Diluted earnings per share                      $   0.36        $   0.34
                                                ========        ========

Cash dividends per share                        $   0.12        $   0.12
                                                ========        ========

Weighted average common shares and common equivalents outstanding:

 Basic                                            40,469          43,435
 Diluted                                          40,726          44,012




See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


Consolidated Condensed Balance Sheets
-------------------------------------
(thousands of dollars)

                                                  March 31, 1998   December 31,
                                                   (Unaudited)         1997
                                                   ----------      ------------
ASSETS

Current Assets:

  Cash and cash equivalents                           $    9,472     $   12,228
  Receivables                                            566,353        555,830
  Inventories:
    Raw materials                                        174,137        163,336
    Work in process                                       96,962        110,882
    Finished goods                                       296,571        266,896
                                                      ----------     ----------
      Total inventories                                  567,670        541,114

  Prepayments and other current assets                   109,796        112,448
                                                      ----------     ----------

    Total current assets                               1,253,291      1,221,620

Deferred income taxes                                     21,691         21,869
Unallocated excess of cost
  over net assets acquired                               341,581        343,854
Investments in affiliates                                 22,144         17,660
Property, plant and equipment, net                       368,947        368,642
Deferred charges and other assets                         23,233         22,653
                                                      ----------     ----------

     Total assets                                     $2,030,887     $1,996,298
                                                      ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Notes payable and current portion
    of long-term debt                                 $   85,090     $   69,438
  Accounts payable and accrued expenses                  613,309        601,573
  Income taxes                                            18,037         15,486
                                                      ----------     ----------

    Total current liabilities                            716,436        686,497

Warranties                                                39,571         36,280
Long-term debt                                           444,725        452,344
Postretirement benefit liabilities                       135,078        133,294
Other long-term liabilities                               41,803         41,598
                                                      ----------     ----------

    Total liabilities                                  1,377,613      1,350,013

Stockholders' equity                                     653,274        646,285
                                                      ----------     ----------

    Total liabilities and stockholders' equity        $2,030,887     $1,996,298
                                                      ==========     ==========




See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


Consolidated Condensed Statements of Cash Flows (Unaudited)
-------------------------------------------------------------
(thousands of dollars)
                                                                Three Months Ended March 31,
                                                               ------------------------------
                                                                    1998            1997
                                                               --------------  --------------
Cash flows from operating activities:

Net income                                                          $ 14,664        $ 14,860
Adjustments to reconcile net income to net
 cash used by operating activities:
  Depreciation and amortization                                       14,960          12,416
  Amortization of deferred charges                                     3,834           3,598
  Provision for doubtful accounts receivable                           3,254           2,210
  Other                                                                2,175           1,258

  Change in assets and liabilities net of
   effects from purchase of other companies:
    Receivables                                                      (17,462)        (43,489)
    Inventories                                                      (33,658)        (24,782)
    Prepayments and other current assets                               3,361          (3,029)
    Deferred income taxes                                                226           3,462
    Other assets                                                      (1,629)          2,071
    Accounts payable and accrued expenses                             14,875          (5,901)
    Income taxes                                                       3,233            (331)
    Long-term warranties                                               4,171             193
    Postretirement benefit liabilities                                 1,784             383
    Other long-term liabilities                                         (972)         (1,691)
                                                                    --------        --------

Net cash provided/(used) by operating activities                      12,816         (38,772)
                                                                    --------        --------

Cash flows from investing activities:
Net purchases of and investments in other
  companies (net of cash acquired)                                    (5,000)              -
Capital expenditures                                                 (13,737)        (13,639)
Other                                                                   (342)            295
                                                                    --------        --------

Net cash used by investing activities                                (19,079)        (13,344)
                                                                    --------        --------

Cash flows from financing activities:
Common stock issued                                                      425           1,047
Treasury stock purchases                                                (101)         (8,019)
Long term debt payments                                              (61,192)         (3,133)
Net borrowings/(payments) on short term debt                          15,652         (58,431)
Net proceeds from issuance of commercial paper                        53,573         122,114
Dividends paid                                                        (4,869)         (5,217)
                                                                    --------        --------

Net cash provided by financing activities                              3,488          48,361
                                                                    --------        --------

Effect of exchange rate changes on cash                                   19             (12)
                                                                    --------        --------

Net decrease in cash and cash equivalents                             (2,756)         (3,767)
                                                                    --------        --------

Cash and cash equivalents at beginning of period                      12,228          11,470
                                                                    --------        --------

Cash and cash equivalents at end of period                          $  9,472        $  7,703
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

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Supplemental Notes To Consolidated Condensed Financial Statements (Unaudited)
-----------------------------------------------------------------------------


(1) The consolidated condensed financial statements included herein have been prepared by the registrant pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the registrant believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and December 31, 1997, the results of operations for the three months ended March 31, 1998 and 1997, and cash flows for the three months ended March 31, 1998 and 1997.

(2) The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

(3) The following tables summarize the capitalization of the Company at March 31, 1998 and at December 31, 1997 (in thousands):

                                                              March 31, 1998         December 31, 1997
                                                           ---------------------  -----------------------
                                                           Current    Long Term   Current     Long Term
                                                           --------  -----------  --------  -------------
     Indebtedness:
       Bank loans                                           $75,575   $       -    $60,235     $       -
       Commercial paper                                           -     221,755          -       168,182
       Bank lines                                                 -     109,860          -       169,780
       Senior notes                                               -     100,000          -       100,000
       Other                                                  9,515      13,110      9,203        14,382
                                                            -------   ---------   --------  ------------

     Total notes payable and long-term debt                 $85,090   $ 444,725    $69,438     $ 452,344
                                                            =======   =========   ========  ============
                                                                      March 31,             December 31,
     Stockholders' equity:                                              1998                   1997
                                                                      ---------             ------------
       Common Stock $.005 par value;
         200,000 shares authorized;
         issued 44,073 shares at March 31, 1998
         and 44,057 shares at December 31, 1997                       $     220                $     220
       Additional paid in capital                                       679,622                  679,180
       Retained earnings                                                183,170                  173,375
       Currency translation adjustment                                  (51,097)                 (47,100)
       Treasury stock, 3,431 shares at March 31, 1998
         and 3,429 shares at December 31, 1997, at cost                (153,526)                (153,425)
       Unearned compensation                                             (5,115)                  (5,965)
                                                                      ---------             ------------

     Total stockholders' equity                                       $ 653,274                $ 646,285
                                                                      =========             ============


     The Company maintains a $500 million revolving credit facility pursuant to an Amended and Restated Credit Agreement (the Agreement) expiring on July 31, 2002. The Agreement was amended and restated on May 1, 1997. At March 31, 1998, the Company could borrow $500 million. The Agreement provides for borrowings under the facility at LIBOR plus .16% or at specified bid rates. At March 31, 1998 and December 31, 1997, the LIBOR rate was 5.65% and 5.75%, respectively. A fee of .09% is paid on the facility. The



                                    (cont'd)

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Supplemental Notes To Consolidated Condensed Financial Statements (Unaudited)
-----------------------------------------------------------------------------
(Cont'd)
--------


     Agreement, as amended, contains financial and operating covenants requiring the Company to maintain certain financial ratios and standard provisions limiting leverage, investments and liens.

     The Company's non-U.S. subsidiaries maintain bank credit facilities in various currencies that provided for available borrowings of $247.6 million and $245.2 million at March 31, 1998 and December 31, 1997, respectively, of which $166.1 million and $175.5 million, respectively, were unused. In some instances, borrowings against these credit facilities have been guaranteed by the Company to assure availability of funds at favorable rates.

     The Company established a commercial paper facility with two dealers in November 1995. Commercial paper borrowings are expected to be reborrowed in the ordinary course of business. The interest rate on the commercial paper was 5.64% at March 31, 1998 and 5.84% at December 31, 1997.

     During the second quarter of 1997, the Company arranged four separate unsecured bank lines similar to commercial paper. These bank lines provide for total borrowings of $295 million which are expected to be reborrowed in the ordinary course of business. At March 31, 1998 and December 31, 1997, the Company had $109.9 million and $169.8 million, respectively, outstanding under the bank lines. The average rate under the bank lines was 5.67% and 5.92% at March 31, 1998 and December 31, 1997, respectively.

     The $100 million of Senior Notes bear interest at a 6.75% fixed rate and are due March 2003.

     During 1995, the Company arranged two term loans denominated in foreign currencies. The Company borrowed $26.2 million with a final maturity on November 15, 1998 with an interest rate of 3.98%. The loan is repayable in four annual installments. On December 21, 1995, the Company borrowed $100 million with an interest rate of 4.87%. This loan was repaid in June 1997. The remaining term loan agreement contains financial and operating covenants that are equivalent to the covenants of the Company's Amended and Restated Credit Agreement.

     In July 1995, the Company registered $200 million in debt securities with the Securities and Exchange Commission. Under terms of the registration statement, the Company may offer and sell up to that amount of such securities from time to time at prices and terms to be determined at or prior to sale. No amounts of such debt securities were outstanding at March 31, 1998.

     Under a receivables sales agreement entered into in 1992, the Company sold a fractional ownership interest in a defined pool of trade accounts receivable for $100 million in 1998 and 1997. The sold accounts receivable are reflected as a reduction of receivables in the accompanying consolidated balance sheets. Under an Amended and Restated Receivables Sales Agreement entered into on March 26, 1997, the maximum amount of the purchasers' investment is currently $120 million and is subject to decrease based on the level of eligible accounts receivable and restrictions on concentrations of receivables. The discount rate on the receivables sold at March 31, 1998 and December 31, 1997 was approximately 5.53% and 5.78%, respectively.

     During May 1997, the Stockholders approved an amendment to the 1992 Omnibus Stock Plan. The Amended and Restated 1992 Omnibus Stock Plan authorizes the issuance of up to 4,380,000 shares of the Company's common stock as stock options or restricted share awards, of which up to 3% of the total outstanding shares are available for restricted share awards. The exercise price of stock options granted under the Plan is not less than the fair market value of the shares on the date the option is granted. The


                                   (cont'd)

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Supplemental Notes To Consolidated Condensed Financial Statements (Unaudited)
-----------------------------------------------------------------------------
(Cont'd)
--------

     restricted shares are granted at a price determined by the Board of Directors. In March, 1998, key employees were awarded options to purchase 714,815 shares at an exercise price of $43.6875 per share.

     In 1997, the Board of Directors authorized the Company to purchase up to
     6.0 million shares of its Common Stock over the next four years to fund the Company's Employee Stock Purchase Plan and the Amended and Restated 1992 Omnibus Stock Plan. The stock purchases are made from time to time on the open market. Under the program, 3.4 million shares were repurchased on the open market in 1997. During the first quarter of 1998, no shares were repurchased under the program.

(4) On February 2, 1998, the Company incurred damage to its Grantley manufacturing facility in York, PA when tanks used for testing ruptured. The accident occurred on the third-shift and facilities used in the steel cutting and rolling operations and heat exchanger production sustained substantial damage. The Company has taken a number of measures to limit the disruptions and costs resulting from the accident, including moving production to other York facilities, outsourcing or subcontracting production of certain components, and establishing temporary production elsewhere at the Grantley location. The Company intends to rebuild the facility and fully restore its production capacity.

     The Company maintains insurance for both property damage and business interruption applicable to its production facilities including Grantley. The applicable coverage provides for deductibles of $25,000 for property damage and $25,000 for business interruption. During the first quarter 1998, the Company recorded a credit of $12.5 million to cost of goods sold reflecting insurance coverage for estimated incremental expenses and losses included in cost of goods sold during the quarter as a result of the accident. This amount does not represent the total business interruption claim or insurance recovery for the first quarter nor has the Company recorded any amount for the property damage impact (including any insurance recoveries). The Company is continuing to accumulate information required to determine the total amount for property damage and business interruption related to the accident for which it will pursue recovery.

(5) The Company adopted Statement of Financial Accounting Standards No.130 "Reporting Comprehensive Income" in the first quarter of 1998. Comprehensive income is determined as follows:

Comprehensive Income
--------------------

     Net income                                    $14,664    $14,860

     Other comprehensive loss, net of tax:

      Foreign currency translation adjustment
      (net of tax of $1,359 and $1,202)              2,638      2,452
                                                   -------    -------

     Comprehensive income                          $12,026    $12,408
                                                   =======    =======

(6) The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS128) "Earnings per Share" in 1997, which establishes standards for computing and presenting earnings per share. All prior earnings per share amounts have been restated to conform to the provisions of SFAS128.

     The Company's basic earnings per share are based upon the weighted average common shares outstanding during the period. The Company's diluted earnings per share are based upon the weighted average outstanding common shares and common share equivalents.

(7) Reference is made to Registrant's 1997 Annual Report on Form 10-K for more detailed financial statements and footnotes.

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Net Sales for the three months ended March 31, 1998 decreased 7.3% to $742.0 million as compared to $800.8 million for the three months ended March 31, 1997. Income from operations for the first quarter of 1998 was $34.6 million compared to $31.8 million for the first quarter of 1997. First quarter revenues decreased in all three Business Units. Engineered Products revenue decreased 9.1% from the first quarter of 1997 primarily as a result of disruptions related to the explosion at the Company's Grantley facility. The Engineered Products group sales were also affected by the economic downturn in Asia as compared to the first quarter of 1997. The Unitary Products Group revenue decreased by $14.9 million or 4.0% from 1997. The decrease was due to distributors and dealers taking less product in advance of the cooling season in North America in response to the delayed cooling season in 1997. This also created a decrease in sales of OEM compressors as manufacturers have reduced preseason purchases and production. The Refrigeration Group had a sales decrease of 14.1%, or $14.5 million from 1997. The decrease was the result of the sale of the German Commercial Refrigeration business. Excluding the Commercial Refrigeration impact, revenues were generally flat as compared to 1997.

For the first quarter of 1998, aggregate non-U.S. sales decreased 9.7% from the first quarter of 1997 to $314.1 primarily as a result of weakness in the Asian economy partially offset by strong performance in Latin America. Domestic revenue decreased 5.5% to $427.9 million primarily as a result of the damage to the Grantley facility and dealers and distributors ordering less product in advance of the cooling season in North America.

Order backlog at March 31, 1998 was $984.6 million which is 7.4% greater than at March 31, 1997. Domestic backlog increased 16.7% to $575.3 million. This increase was anchored by strong Engineered Products equipment backlog in North America. International backlog decreased 3.4% to $409.3 million directly relating to the decline in the Asian economy and the sale of the German Commercial Refrigeration business. The decreases were mitigated by significant increases in Latin America and the Middle East.

The following table sets forth first quarter revenue by product and geographic market (in thousands):

                               Three months ended March 31,
                              ------------------------------
                                   1998            1997
                              --------------  --------------

    Engineered products            $293,862        $323,155
    Unitary products                359,869         374,815
    Refrigeration products           88,257         102,797
                                   --------        --------

       Total Revenue               $741,988        $800,767
                                   ========        ========

    U.S.                                 58%             57%
    International                        42%             43%
                                   --------        --------
       Total                            100%            100%
                                   ========        ========

Gross profit for the quarter was $157.0 million or 21.2% of sales as compared to $163.7 million or 20.4% of sales for the first quarter of 1997. Improved performance in manufacturing facilities resulted in a favorable impact at the gross profit line. Incremental costs and losses related to the accident at the Grantley plant were offset by a portion of the anticipated insurance recovery.

Selling, General and Administration expenses decreased 7.2% to $122.4 million or 16.5% of sales from $131.9 million or 16.5% of sales for 1997 same quarter.
SG&A expenses were relatively flat considering the $9.4 million



                                    (cont'd)

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

charge in the first quarter 1997 for the costs to close the Houston manufacturing facility and to downsize the German operations.

Interest expense during the first quarter increased to $11.1 million in 1998 from $9.4 million in 1997. This was mainly due to higher average borrowings and slightly higher average rates.

Provision for income taxes of $7.6 million in the first quarter of 1998 relates both to U.S. and non-U.S. operations. An increase in the effective tax rate outside the U.S. is the primary reason for the slightly higher overall effective tax rate in the first quarter of 1998 compared to 1997.

Net income, as a result of the above factors, was $14.7 million in the first quarter of 1998 as compared to net income of $14.9 million in the first quarter of 1997.

Liquidity and Capital Resources
-------------------------------

Working capital requirements are generally met through a combination of internally generated funds, bank lines of credit, commercial paper issuances, financing of trade receivables and credit terms from suppliers which approximate receivable terms to the Company's customers. The Company believes that these sources, including its bank lines of credit under the Amended and Restated Credit Agreement, will be sufficient to meet working capital needs during 1998. Additional sources of working capital include customer deposits and progress payments.

The Company had working capital of $536.9 million and $535.1 million as of March 31, 1998 and December 31, 1997, respectively. The current ratio was 1.75 at March 31, 1998, as compared to 1.78 for December 31, 1997.

Long-term indebtedness was $444.7 million at March 31, 1998, primarily consisting of borrowings under commercial paper, bank lines and the $100 million senior notes. As of March 31, 1998, there were no borrowings under the revolving credit facility.

At March 31, 1998, the Company maintained a $500 million Amended and Restated Credit Agreement (the Agreement) expiring on July 31, 2002. The Agreement was amended and restated May 1, 1997. At March 31, 1998 the Company could borrow $500 million. The Agreement provides for borrowings under the facility at LIBOR plus .16% or at specified bid rates. At March 31, 1998, the LIBOR rate was 5.65%. A fee of .09% is paid on the facility. The Agreement, as amended, contains financial and operating covenants requiring the Company to maintain certain financial ratios and standard provisions limiting leverage, investments and liens.

The Company's non-U.S. subsidiaries maintain bank credit facilities in various currencies that provide for borrowings of $247.6 million and $245.2 million at March 31, 1998 and December 31, 1997, respectively, of which $166.1 million and $175.5 million, respectively, were unused. In some instances, borrowings against these credit facilities have been guaranteed by the Company to assure availability of funds at favorable rates.

Commercial paper borrowings are expected to be reborrowed in the ordinary course of business. The interest rate on the commercial paper was 5.64% and 5.84% as of March 31, 1998 and December 31, 1997, respectively.

During the second quarter of 1997, the Company arranged four separate unsecured bank lines similar to commercial paper. These bank lines provide for total borrowings of $295 million which are expected to be reborrowed in the ordinary course of business. At March 31, 1998 and December 31, 1997, the Company had $109.9 million and $169.8 million, respectively outstanding under these bank lines. The average rate on the bank lines was 5.67% and 5.92%, at March 31, 1998 and December 31, 1997, respectively.

The $100 million of Senior Notes bear interest at a 6.75% fixed rate and are due March 2003.


                                    (cont'd)

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS   (CONT'D)

During 1995, the Company arranged a term loan denominated in a foreign currency. The Company borrowed $26.2 million with a final maturity on November 15, 1998 and an interest rate of 3.98%. The loan is repayable in four annual installments. The term loan agreement contains financial and operating covenants that are equivalent to the covenants of the Company's Amended and Restated Credit Agreement.

In 1992, the Company sold a fractional ownership interest in a defined pool of trade accounts receivable for $100 million. At March 31, 1998 and December 31, 1997, the discount rate on the accounts receivable was approximately 5.53% and 5.78%, respectively.

In July 1995, the Company registered $200 million in debt securities with the Securities and Exchange Commission. Under terms of the registration statement, the Company may offer and sell up to that amount of such securities from time to time at prices and terms to be determined at or prior to sale. No amounts of such debt securities are outstanding at March 31, 1998.

Because the Company's obligations under the Amended and Restated Credit Agreement and Receivables Sales Agreement bear interest at floating rates, the Company's interest costs are sensitive to changes in prevailing interest rates.

Based on historical cash flows, the Company believes that it will be able to satisfy its principal and interest payment obligations and its working capital and capital expenditure requirements from operating cash flows together with the availability under the revolving credit facility and commercial paper borrowings. In the ordinary course of business, the Company enters into various types of transactions that involve contracts and financial instruments with off-balance-sheet risk. The Company enters into these financial instruments to manage financial market risk, including foreign exchange, commodity price and interest rate risk. The Company enters into these financial instruments utilizing over-the-counter as opposed to exchange traded instruments. The Company mitigates the risk that counterparties to these over-the-counter agreements will fail to perform by only entering into agreements with major international financial institutions.

Capital expenditures currently anticipated for expanded capacity, cost reductions and the introduction of new products during the next twelve months will be in excess of depreciation and amortization. These expenditures will be funded from a combination of operating cash flows and availability under the revolving credit facility and commercial paper borrowings.

Cash dividends of $0.12 per share were paid on common stock in the first quarter of 1998. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as the Company's profitability, financial condition, cash requirements and future prospects.

Year 2000
---------

Management has initiated an enterprise-wide program to prepare the Company's computer systems and applications for the year 2000. The Company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare systems and applications for the year 2000. The cost of testing and conversion of systems and applications will not have a material affect on the Company's results of operations or financial position. A significant proportion of these costs are not likely to be incremental costs to the Company, but rather will represent the redeployment of existing information technology resources or be a component of planned system improvements.

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

which are inherent in derivatives. The Company's disclosures in its annual report on Form 10-K conform to the disclosure requirements set forth in the amended regulations. Adoption by the Company of the disclosure requirement relating to risk of loss, which requirements are effective for fiscal years ending after June 15, 1998, are not expected to have a material affect on the Company's financial statements.

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.131, "Disclosures about Segments of an Enterprise and Related Information." In January 1998, the FASB issued Statement of Financial Accounting Standards No.132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". These statements establish standards for reporting information about business segments and products in financial statements and establish new disclosure requirements relating to pension and other postretirement benefits. These pronouncements are effective for fiscal years beginning after December 15, 1997.

Adoption of these statements is not expected to have a material affect on the Company's financial statements.

Forward-Looking Information -- Risk Factors
-------------------------------------------

To the extent the Registrant has made "forward-looking statements," certain risk factors could cause actual results to differ materially from those anticipated in such forward-looking statements. Unseasonably cool spring or summer weather in the northeastern United States or in Europe could adversely affect the Registrant's residential air conditioning business, as could a failure to reduce manufacturing costs in its Scroll Technologies joint venture. Anticipated improvement in the Registrant's refrigeration business will require the achievement of improved plant performance. The commercial air conditioning business could be affected by a slowdown in the large chiller market and by the level of CFC retrofits. Overall anticipated performance of the Registrant could be affected by any serious economic downturns in the United States, Europe, Latin America or Asia.


                           PART II -- OTHER INFORMATION

Item 1  Legal Proceedings

          Not Applicable


Item 2  Changes in Securities

          Not Applicable


Item 3  Defaults Upon Senior Securities

          Not Applicable


Item 4  Submission of Matters to a Vote of Security Holders

          Not Applicable


Item 5  Other Information

          Not Applicable


                                    (cont'd)

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Item 6  Exhibits and Reports on Form 8-K

       (a) Exhibit 11 Statement re: Computation of Per Share Earnings (filed herewith)

            Exhibit 27 Financial Data Schedule (EDGAR only)

            Exhibit 27.1 Financial Data Schedule for March 31, 1997 Restated for FAS128, Earnings per Share (EDGAR ONLY)

            Exhibit 27.2 Financial Data Schedule for June 30, 1997 Restated for FAS128, Earnings per Share (EDGAR ONLY)

            Exhibit 27.3 Financial Data Schedule for September 30, 1997 Restated for FAS128, Earnings per Share (EDGAR ONLY)

            Exhibit 27.4 Financial Data Schedule for June 30, 1996 Restated for FAS128, Earnings per Share (EDGAR ONLY)

            Exhibit 27.5 Financial Data Schedule for September 30, 1996 Restated for FAS128, Earnings per Share (EDGAR ONLY)

       (b)  None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned unto duly authorized.


                              YORK INTERNATIONAL CORPORATION
                              ------------------------------
                                         Registrant



Date    May 8, 1998                     /s/ C. David Myers
     ---------------------            --------------------------------
                                      Principal Accounting Officer and
                                      Principal Financial Officer