Form 10-Q
period 1998-06-30
YORK INTERNATIONAL CORP /DE/
filed 1998-08-12
CIK 842662

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


                                         Yes   X   No
                                             -----    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                               Outstanding at August 10, 1998
     -----                               ------------------------------

Common Stock, par value $.005                   40,872,336 shares

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                   Form 10-Q
                  For the quarterly period ended June 30, 1998




                                     INDEX
                                     -----



                                                                      Page No.
Part I.  Financial Information

   Item 1.  Financial Statements

            Consolidated Condensed Statements of Operations
            (Unaudited) - Six Months and Three Months Ended
            June 30, 1998 and 1997                                          3

            Consolidated Condensed Balance Sheets - June 30,
            1998 (Unaudited) and December 31, 1997                          4

            Consolidated Condensed Statements of Cash Flows
            (Unaudited) - Six Months Ended June 30, 1998 and 1997           5

            Supplemental Notes to Consolidated Condensed
            Financial Statements (Unaudited)                                6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             9

Part II.  Other Information

   Item 1.  Legal Proceedings                                              13

   Item 2.  Changes in Securities                                          13

   Item 3.  Defaults Upon Senior Securities                                13

   Item 4.  Submission of Matters to a Vote of Security Holders            13

   Item 5.  Other Information                                              13

   Item 6.  Exhibits and Reports on Form 8-K                               14

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES




Item 1

FINANCIAL STATEMENTS

Consolidated Condensed Statements of Operations (Unaudited)
-----------------------------------------------------------
(thousands except per share data)

                             Three Months Ended June 30,  Six Months Ended June 30,
                             ---------------------------  -------------------------
                                1998             1997         1998            1997
                                ----             ----         ----           ----

Net sales                     $ 888,481       $ 884,397    $ 1,630,469   $ 1,685,164

Cost of goods sold              693,642         695,000      1,278,598     1,332,031
                               --------        --------     ----------    ----------

  Gross profit                  194,839         189,397        351,871       353,133

Selling, general and
  administrative expenses       120,585         117,135        243,021       249,049
                               --------        --------     ----------    ----------

  Income from operations         74,254          72,262        108,850       104,084

Interest expense, net            10,628          10,981         21,699        20,416
Equity in (earnings)
 losses of affiliates              (476)         (1,109)           831          (868)
                               --------        --------     ----------    ----------

  Income before income
   taxes                         64,102          62,390         86,320        84,536

Provision for income taxes       21,795          20,188         29,349        27,474
                               --------        --------     ----------    ----------

  Net income                  $  42,307       $  42,202    $    56,971   $    57,062
                               ========        ========     ==========    ==========


Basic earnings per share      $    1.04       $    0.98    $      1.40   $      1.33
Diluted earnings per share    $    1.03       $    0.97    $      1.39   $      1.31
                               ========        ========     ==========    ==========

Cash dividends per share      $    0.12       $    0.12    $      0.24   $      0.24
                               ========        ========     ==========    ==========

Weighted average common
 shares and common
 equivalents outstanding:
  Basic                          40,582          42,933         40,554        43,004
  Diluted                        41,044          43,489         40,852        43,717



See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


Consolidated Condensed Balance Sheets
-------------------------------------
(thousands of dollars)


ASSETS
                                                  June 30, 1998   December 31,
Current Assets:                                    (Unaudited)        1997
                                                  --------------  ------------

  Cash and cash equivalents                         $    10,671    $    12,228
  Receivables                                           662,960        555,830
  Inventories:
    Raw materials                                       170,866        163,336
    Work in process                                     113,610        110,882
    Finished goods                                      238,461        266,896
                                                     ----------     ----------
      Total inventories                                 522,937        541,114
                                                     ----------     ----------

  Prepayments and other current assets                  109,580        112,448
                                                     ----------     ----------

    Total current assets                              1,306,148      1,221,620

Deferred income taxes                                    24,355         21,869
Unallocated excess of cost
  over net assets acquired                              337,671        343,854
Investments in affiliates                                22,130         17,660
Property, plant and equipment, net                      360,161        368,642
Deferred charges and other assets                        22,575         22,653
                                                     ----------     ----------

     Total assets                                   $ 2,073,040    $ 1,996,298
                                                     ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Notes payable and current portion
    of long-term debt                               $    81,722    $    69,438
  Accounts payable and accrued expenses                 627,048        601,573
  Income taxes                                           42,754         15,486
                                                     ----------     ----------

    Total current liabilities                           751,524        686,497

Warranties                                               42,503         36,280
Long-term debt                                          409,455        452,344
Postretirement benefit liabilities                      135,815        133,294
Other long-term liabilities                              42,009         41,598
                                                     ----------     ----------
    Total liabilities                                 1,381,306      1,350,013

Stockholders' equity                                    691,734        646,285
                                                     ----------     ----------

    Total liabilities and stockholders' equity      $ 2,073,040    $ 1,996,298
                                                     ==========     ==========



See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows  (Unaudited)
------------------------------------------------------------
(thousands of dollars)
                                                        Six Months Ended June 30,
                                                        ------------------------
                                                           1998         1997
                                                         ---------    ---------
Cash flows from operating activities:

 Net income                                             $   56,971   $   57,062
 Adjustments to reconcile net income to net
   cash provided/(used) by operating activities:
    Depreciation and amortization                           29,405       25,801
    Amortization of deferred charges                         8,188        8,609
    Provision for doubtful accounts receivable               3,512        3,350
    Other                                                    3,514        3,135

    Change in assets and liabilities net of
     effects from purchase of other companies:
      Receivables                                         (143,436)     (92,709)
      Inventories                                           23,565       (6,929)
      Prepayments and other current assets                   3,718       10,181
      Deferred income taxes                                 (3,223)       2,649
      Other assets                                          (3,362)       3,982
      Accounts payable and accrued expenses                 33,026      (34,828)
      Income taxes                                          35,350       (1,947)
      Warranties                                             8,067        4,072
      Post-retirement benefit liabilities                    2,521        1,112
      Other long-term liabilities                             (854)      (4,446)
                                                         ---------    ---------

Net cash provided/(used) by operating activities            56,962      (20,906)
                                                         ---------    ---------

Cash flows from investing activities:
 Payment for purchases of and investments in
  other companies (net of cash acquired)                    (5,000)     (14,957)
 Capital expenditures                                      (22,326)     (32,924)
 Other                                                         150        1,981
                                                         ---------    ---------

Net cash used by investing activities                      (27,176)     (45,900)
                                                         ---------    ---------

Cash flows from financing activities:
 Common stock issued                                         9,254        2,958
 Treasury stock purchased                                     (290)     (51,820)
 Proceeds from issuance of bank loans                            -      156,641
 Long-term debt payments                                   (88,015)    (104,598)
 Net borrowings/(payments) on short term debt               12,284      (57,214)
 Proceeds from issuance of senior notes                    198,310            -
 Net (payments on)/proceeds from issuance of
  commercial paper                                        (153,184)     132,971
 Dividends paid                                             (9,770)     (10,334)
                                                         ---------    ---------

Net cash provided/(used) by financing activities           (31,411)      68,604
                                                         ---------    ---------

Effect of exchange rate changes on cash                         68          (48)
                                                         ---------    ---------

Net increase/(decrease) in cash and cash equivalents        (1,557)       1,750

Cash and cash equivalents at beginning of period            12,228       11,470
                                                         ---------    ---------

Cash and cash equivalents at end of period              $   10,671   $   13,220
                                                         =========    =========

See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Supplemental Notes To Consolidated Condensed Financial Statements (Unaudited)
-----------------------------------------------------------------------------


(1) The consolidated condensed financial statements included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the Registrant believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and December 31, 1997, the results of operations for the three and six month periods ended June 30, 1998 and 1997, and cash flows for the six months ended June 30, 1998 and 1997.

(2) The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

(3) The following tables summarize the capitalization of the Company at June 30, 1998 and at December 31, 1997 (in thousands):


                                   June 30, 1998          December 31, 1997
                              ----------------------   -----------------------
                               Current    Long Term     Current     Long Term
                              --------    ---------    --------     ---------
     Indebtedness:
       Bank loans              $ 72,073    $       -   $  60,235     $       -
       Commercial paper               -       14,998           -       168,182
       Bank lines                     -       81,571           -       169,780
       Senior notes                   -      300,000           -       100,000
       Other                      9,649       12,886       9,203        14,382
                                -------     --------    --------      --------

     Total notes payable
      and long-term debt       $ 81,722    $ 409,455   $ $69,438     $ 452,344
                                =======     ========    ========      ========



                                            June 30,              December 31,
     Stockholders' equity:                    1998                    1997
                                              ----                    ----
       Common Stock $.005 par value;
         200,000 shares authorized;
         issued 44,293 shares at June
         30, 1998 and 44,057 shares
         at December 31, 1997              $     221                 $     220
       Additional paid in capital            689,174                   679,180
       Retained earnings                     220,576                   173,375
       Currency translation adjustment       (60,254)                  (47,100)
       Treasury stock, 3,440 shares at
         June 30, 1998 and 3,429 shares
         at December 31, 1997, at cost      (153,715)                 (153,425)
       Unearned compensation                  (4,268)                   (5,965)
                                            --------                  --------

     Total stockholders' equity            $ 691,734                 $ 646,285
                                            ========                 =========


     The Company maintains a $500 million revolving credit facility pursuant to an Amended and Restated Credit Agreement (the Agreement) expiring on July 31, 2002. The Agreement was amended and restated on May 1, 1997. At June 30, 1998, the Company could borrow $500 million. The Agreement provides for borrowings under the facility at LIBOR plus .16% or at specified bid rates. At June 30, 1998 and December 31, 1997, the LIBOR rate was 5.69% and 5.75%, respectively. A fee of .09% is paid on the facility. The Agreement, as amended, contains financial and operating covenants requiring the Company to maintain certain financial ratios and standard provisions limiting leverage, investments and liens.

                                  (continued)

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Supplemental Notes To Consolidated Condensed Financial Statements (Unaudited)
-----------------------------------------------------------------------------


     The Company's non-U.S. subsidiaries maintain bank credit facilities in various currencies that provided for available borrowings of $250.4 million and $245.2 million at June 30, 1998 and December 31, 1997, respectively, of which $172.2 million and $175.5 million, respectively, were unused. In some instances, borrowings against these credit facilities have been guaranteed by the Company to assure availability of funds at favorable rates.

     The Company established a commercial paper facility in November 1995. Commercial paper borrowings are expected to be reborrowed in the ordinary course of business. The interest rate on the commercial paper was 5.65% at June 30, 1998 and 5.84% at December 31, 1997.

     During the second quarter of 1997, the Company arranged four separate unsecured bank lines similar to commercial paper. These bank lines provide for total borrowings of $295 million which are expected to be reborrowed in the ordinary course of business. At June 30, 1998 and December 31, 1997, the Company had $81.6 million and $169.8 million, respectively, outstanding under the bank lines. The average rate under the bank lines was 5.75% and 5.92% at June 30, 1998 and December 31, 1997, respectively.

     At June 30, 1998 and December 31, 1997 the Company had $300 million and $100 million of Senior Notes outstanding, respectively. On June 1, 1998, the Company issued $200 million of 6.70% fixed rate Senior Notes having a maturity of ten years from the date of issue (June 2008). The proceeds from the sale of the notes were used to pay down the Company's commercial paper borrowings and bank lines. The $100 million of Senior Notes issued in March 1993 bear interest at a 6.75% fixed rate and are due March 2003.

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

     Under a receivables sales agreement entered into in 1992, the Company sold a fractional ownership interest in a defined pool of trade accounts receivable for $100 million in 1998 and 1997. The sold accounts receivable are reflected as a reduction of receivables in the accompanying consolidated balance sheets. Under an Amended and Restated Receivables Sales Agreement entered into on March 26, 1997, the maximum amount of the purchasers' investment is currently $120 million and is subject to decrease based on the level of eligible accounts receivable and restrictions on concentrations of receivables. The discount rate on the receivables sold at June 30, 1998 and December 31, 1997 was approximately 5.57% and 5.78%, respectively.

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

     In 1997, the Board of Directors authorized the Company to purchase up to
     6.0 million shares of its Common Stock over the next four years to fund the Company's Employee Stock Purchase Plan and the Amended and Restated 1992 Omnibus Stock Plan. The stock purchases are made from time to time on the open

                                  (continued)

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Supplemental Notes To Consolidated Condensed Financial Statements (Unaudited)
-----------------------------------------------------------------------------


     market. Under the program, 3.4 million shares were repurchased on the open market in 1997. During the six months ended June 30, 1998, no shares were repurchased under the program.

     On June 1, 1998, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission for the purpose of registering an additional 1,380,000 shares of Common Stock in connection with its Amended and Restated 1992 Omnibus Stock Plan.

(4) On February 2, 1998, the Company incurred damage to its Grantley manufacturing facility in York, PA when tanks used for testing ruptured. The accident occurred on the third-shift and facilities used in the steel cutting and rolling operations and heat exchanger production sustained substantial damage. The Company has taken a number of measures to limit the disruptions and costs resulting from the accident, including moving production to other York facilities, outsourcing or subcontracting production of certain components, and establishing temporary production elsewhere at the Grantley location. The Company is rebuilding the facility and fully restoring its production capacity.

     The Company maintains insurance for both property damage and business interruption applicable to its production facilities including Grantley. The applicable coverage provides for deductibles of $25,000 for property damage and $25,000 for business interruption. During the first and second quarter of 1998, the Company recorded a credit of $12.5 million and $5.0 million, respectively, to cost of goods sold reflecting insurance coverage for estimated incremental expenses and losses included in cost of goods sold as a result of the accident. This amount does not represent the total business interruption claim or insurance recovery for the first two quarters nor has the Company recorded any amount for the property damage impact (including any insurance recoveries). The Company is continuing to accumulate information required to determine the total amount for property damage and business interruption related to the accident for which it will pursue recovery.

(5) The Company adopted Statement of Financial Accounting Standards No.130 "Reporting Comprehensive Income" in the first quarter of 1998. Comprehensive income is determined as follows:


                                                    Three Months Ended June 30,     Six Months Ended June 30,
                                                    ---------------------------     -------------------------
                                                         1998         1997              1998         1997
                                                         ----         ----              ----         ----
     Comprehensive Income
     --------------------

     Net income                                         $42,307      $42,202            $56,971      $57,062

     Other comprehensive loss, net of tax:
      Foreign currency translation adjustment
      (net of tax of $3,113, $899, $4,472,
      and $2,101, respectively)                         $ 6,044      $ 1,911            $ 8,682      $ 4,363
                                                        -------      -------            -------      -------

     Comprehensive income                               $36,263      $40,291            $48,289      $52,699
                                                        =======      =======            =======      =======

(6) The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share" in 1997, which establishes standards for computing and presenting earnings per share. All prior earnings per share amounts have been restated to conform to the provisions of SFAS 128.

     The Company's basic earnings per share are based upon the weighted average common shares outstanding during the period. The Company's diluted earnings per share are based upon the weighted average outstanding common shares and common share equivalents.

(7) Reference is made to Registrant's 1997 Annual Report on Form 10-K for more detailed financial statements and footnotes.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------
                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Net Sales for the three months ended June 30, 1998 increased 0.5% to $888.5 million as compared to $884.4 million for the three months ended June 30, 1997. Income from operations for the second quarter of 1998 was $74.3 million compared to $72.3 million for the second quarter of 1997. Net sales for the six months ended June 30, 1998, decreased 3.2% to $1,630.5 million as compared to $1,685.2 million for the six months ended June 30, 1997. Income from operations for the six months ended June 30, 1998 increased 4.6% to $108.9 million as compared to $104.1 million for the six months ended June 30, 1997. The primary factors affecting revenue in the second quarter were increases in the Unitary Products revenue offset by a decrease in Asian revenues and the impact of the Grantley Plant accident. Engineered Products revenue decreased 3.8% from the second quarter of 1997 primarily as a result of disruptions related to the accident at the Company's Grantley facility and the economic downturn in Asia. The Unitary Products Group revenue increased by $30.1 million or 7.5% from 1997. The North American and Latin American businesses are up significantly from the prior year and are driving the performance improvement for the Unitary Products Group. In North America, the unitary industry has been robust while the European and Asian unitary markets have been weak and have not experienced the level of growth evidenced in the U.S. The Refrigeration Group had a sales decrease of 10.1% or $12.2 million from 1997. The decrease was the result of the sale of the German Commercial Refrigeration Contracting business and a revenue decrease in Asia. Other than Asia, Refrigeration markets were flat year-over-year.

For the second quarter of 1998, aggregate non-U.S. sales decreased 9.4% from the second quarter of 1997 to $344.3 primarily as a result of weakness in the Asian economy partially offset by strong performance in Latin America. Domestic revenue increased 7.9% to $544.2 million. The increase in domestic revenue is primarily a result of the domestic unitary market.

Order backlog at June 30, 1998 was $971.0 million which is 20.5% greater than at June 30, 1997. Domestic backlog increased 23.2% to $581.3 million. All three businesses experienced increases in backlog compared to June 1997. International backlog increased 16.7% to $389.7 million. International backlog improved even with a negative effect from the Asian Economy.

The following table sets forth second quarter revenue by product and geographic market (in thousands):

                                     Three months ended June 30,
                                     ---------------------------
                                       1998           1997
                                       ----           ----

      Engineered products            $350,755       $364,637
      Unitary products                429,458        399,334
      Refrigeration products          108,268        120,426
                                     --------       --------

         Total Revenue               $888,481       $884,397
                                     ========       ========

      U.S.                                 61%            57%
      International                        39%            43%
                                     --------       --------
         Total                            100%           100%
                                     ========       ========

Gross profit for the quarter was $194.8 million or 21.9% of sales as compared to $189.4 million or 21.4% of sales for the second quarter of 1997. Gross profit for the six months ended June 30, 1998, was $351.9 million or 21.6% of sales as compared to $353.1 million or 21.0% of sales for the six months ended June 30, 1997. Improved performance in manufacturing facilities and cost reduction initiatives resulted in a favorable impact on gross profit.

                                  (continued)

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

The 1998 second quarter gross profit includes a $5.0 million receivable to record a portion of the anticipated insurance recovery from the Grantley accident. This represents a partial claim for business interruption and excludes any impact for property damage and property insurance.

Selling, General and Administration (SG&A) expenses increased 2.9% to $120.6 million or 13.6% of sales from $117.1 million or 13.2% of sales for the same quarter of 1997. For the six months ended June 30, 1998, SG&A expenses decreased 2.4% to $243.0 million or 14.9% of sales compared to $249.0 million or 14.8% of sales for the six months ended June 30, 1997. Factoring in the impact of lost sales from the Grantley accident in the second quarter verses expected revenues, SG&A as a percent of sales in 1998 would have been consistent with 1997. The SG&A spending levels were effectively controlled in Asia where there was a year-over-year decline in revenue.

Interest expense decreased to $10.6 million in the second quarter 1998 from $11.0 million in the same quarter of 1997. This was mainly due to lower average borrowings offset slightly by higher average rates.

Provision for income taxes of $21.8 million in the second quarter of 1998 relates both to U.S. and non-U.S. operations. A reduction in the level of export incentives is the primary reason for the slightly higher overall effective tax rate in the second quarter of 1998 compared to 1997.

Net income, as a result of the above factors, was $42.3 million in the second quarter of 1998 as compared to net income of $42.2 million in the second quarter of 1997.

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

The Company had working capital of $554.6 million and $535.1 million as of June 30, 1998 and December 31, 1997, respectively. The current ratio was 1.74 at June 30, 1998, as compared to 1.78 for December 31, 1997.

Long-term indebtedness was $409.5 million at June 30, 1998, primarily consisting of borrowings of the $300 million senior notes, commercial paper and bank lines. As of June 30, 1998, there were no borrowings under the revolving credit facility.

At June 30, 1998, the Company maintained a $500 million Amended and Restated Credit Agreement (the Agreement) expiring on July 31, 2002. The Agreement was amended and restated May 1, 1997. The Agreement provides for borrowings under the facility at LIBOR plus .16% or at specified bid rates and a fee of .09% is paid on the facility. At June 30, 1998, the LIBOR rate was 5.69%. The Agreement, as amended, contains financial and operating covenants requiring the Company to maintain certain financial ratios and standard provisions limiting leverage, investments and liens.

The Company's non-U.S. subsidiaries maintain bank credit facilities in various currencies that provide for borrowings of $250.4 million and $245.2 million at June 30, 1998 and December 31, 1997, respectively, of which $172.2 million and $175.5 million, respectively, were unused. In some instances, borrowings against these credit facilities have been guaranteed by the Company to assure availability of funds at favorable rates.

Commercial paper borrowings are expected to be reborrowed in the ordinary course of business. The interest rate on the commercial paper was 5.65% and 5.84% as of June 30, 1998 and December 31, 1997, respectively.

During the second quarter of 1997, the Company arranged four separate unsecured bank lines similar to commercial

                                  (continued)

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

paper. These bank lines provide for total borrowings of $295 million which are expected to be reborrowed in the ordinary course of business. At June 30, 1998 and December 31, 1997, the Company had $81.6 million and $169.8 million, respectively outstanding under these bank lines. The average rate on the bank lines was 5.75% and 5.92%, at June 30, 1998 and December 31, 1997, respectively.

At June 30, 1998 and December 31, 1997 the Company had $300 million and $100 million of Senior Notes outstanding, respectively. In July 1995, the Company registered $200 million in debt securities with the Securities and Exchange Commission to be offered at a future time. On June 1, 1998 the Company issued $200 million of 6.70% fixed rate Senior Notes having a maturity of ten years from the date of issue, June 2008. The proceeds from the sale of the notes were used to pay down the Company's commercial paper borrowings and bank lines. The $100 million of Senior Notes issued in March 1993 bear interest at a 6.75% fixed rate and are due March 2003.

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

In 1992, the Company sold a fractional ownership interest in a defined pool of trade accounts receivable for $100 million. At June 30, 1998 and December 31, 1997, the discount rate on the accounts receivable sold was approximately 5.57% and 5.78%, respectively.

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

Cash dividends of $0.12 per share were paid on common stock in the second quarter of 1998. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as the Company's profitability, financial condition, cash requirements and future prospects.

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

New Accounting Standards
------------------------

In January 1997, the Securities and Exchange Commission amended regulations and forms, including Regulation S-X and S-K, to clarify and expand existing disclosure requirements about accounting policies for certain derivative instruments, and to add new disclosure requirements about the risk of loss from changes in market rates or prices which are inherent in derivatives. The Company's disclosures in its annual report on Form 10-K conform to the disclosure requirements set forth in the amended regulations. Adoption by the Company of the disclosure relating to risk of loss, for which requirements are effective for fiscal years ending after June 15, 1998, are not expected to have a material effect on the Company's financial statements.

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

In June 1998, the FASB issued Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

Adoption of these statements is not expected to have a material effect on the Company's financial statements.

Forward-Looking Information  Risk Factors
-----------------------------------------

To the extent the Registrant has made "forward-looking statements," certain risk factors could cause actual results to differ materially from those anticipated in such forward-looking statements including, but not limited to competition, government regulation, environmental considerations and year 2000 remediation plans. Unseasonably cool spring or summer weather in the United States or in Europe could adversely affect the Registrant's residential air conditioning business. The Engineered air conditioning business could be affected by a slowdown in the large chiller market, by the level of CFC retrofits, the rebuilding of the Grantley Manufacturing facility and resolution of the insurance recovery. Overall performance of the Registrant was affected by the economic conditions in Asia and future anticipated performance could be affected by any serious economic downturns in the United States, Europe, Latin America, or further issues in Asia.

                          PART II  OTHER INFORMATION

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Item 1  Legal Proceedings

                Not Applicable


Item 2  Changes in Securities

                Not Applicable


Item 3  Defaults Upon Senior Securities

                Not Applicable


Item 4  Submission of Matters to a Vote of Security Holders

        (a) The Registrant's Annual Meeting of Stockholders was held on May 14, 1998.

        (b) Proxies were solicited for the meeting. All nominees for Director were elected and item (c) 2 (see below) was approved.

        (c) The following votes were cast at the Annual Meeting for the matters indicated below:

                1.    Election of Directors     Votes For  Votes Withheld
                      -----------------------  ----------  --------------

                      Malcolm W. Gambill       38,905,137         309,454
                      Robert F. B. Logan       38,906,498         308,093
                      Gerald C. McDonough      38,904,098         310,493
                      Robert N. Pokelwaldt     38,880,447         334,144
                      Donald M. Roberts        38,907,133         307,458
                      John R. Tucker           38,904,137         310,454
                      James E. Urry            38,892,125         322,466
                      John E. Welsh            38,906,148         308,443
                      Walter B. Wriston        38,848,670         365,921

                2.    The appointment of        Votes For   Votes Against
                      KPMG Peat Marwick LLP    ----------  --------------
                      as independent auditors  39,175,309          10,273



Item 5  Other Information

       (a) On June 25, 1998, York International Corporation announced the appointment of Benson K. Woo to the position of Corporate Vice President and Chief Financial Officer.

       (b)      Date for submission of stockholder proposals

                Stockholder proposals to be included in the Company's proxy materials for the 1999 Annual Meeting of Stockholders must be received at the Company's principal executive offices not later than November 30, 1998.


                                  (continued)

                           PART II  OTHER INFORMATION

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Item 5  Other Information (cont'd)

                 Stockholder proposals not submitted for inclusion in the Company's proxy materials may be raised at the annual meeting if notice is provided to the Company in accordance with the Company's By-Laws. Pursuant to the By-Laws, no business, including a nomination for election as a Director, may be brought before an annual or special meeting of stockholders by any stockholder unless the stockholder is a stockholder of record and has given written notice of the business to the Company's Secretary not earlier than 90 days nor later than 60 days in advance of the anniversary of the date of the immediately preceding annual meeting or if the date of the annual meeting occurs more than 30 days before or 60 days after the anniversary of such immediately preceding annual meeting, not later than the close of business on the later of (i) the sixtieth day prior to such annual meeting and (ii) the tenth day following the date on which public announcement of the date of such meeting is first made. In order to be presented at the 1999 Annual Meeting, notice of a stockholder proposal must be received by the Company's Secretary no later than March 15, 1999. The notice must include certain information concerning the stockholder, the business the stockholder proposes to bring before the meeting and, in the case of a nomination for Director, the nominee. A copy of the By-Laws may be obtained by any stockholder from the Secretary of the Company at the address set forth in the accompanying notice.


Item 6  Exhibits and Reports on Form 8-K

        (a)  Exhibits.

             Exhibit 11 Statement RE: Computation of Per Share Earnings (filed herewith)

             Exhibit 27 Financial Data Schedule (EDGAR only)

        (b)  Reports on Form 8-K.

             On May 28, 1998, the Registrant filed Report on Form 8-K (Items 5 and 7) regarding the change of trustee in connection with a new series of Senior Notes and the Senior Indenture.

             On June 1, 1998, the Company issued $200 million of 6.70% fixed rate Senior Notes having a maturity of ten years from the date of issue. The proceeds from the sale of the notes were used to pay down the Company's commercial paper borrowings and bank lines.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned unto duly authorized.


                              YORK INTERNATIONAL CORPORATION
                              ------------------------------
                                         Registrant



Date   August 10, 1998               /s/ Benson K. Woo
      -----------------       ------------------------------------------
                              Vice President and Chief Financial Officer

EXHIBIT INDEX
-------------


Exhibit No.                     Description
-----------    -----------------------------------------------------------------

   11          Statement re:  Computation of Per Share Earnings (filed herewith)
   27          Financial Data Schedule (EDGAR only)