Form 10-Q
period 1998-09-30
YORK INTERNATIONAL CORP /DE/
filed 1998-11-10
CIK 842662

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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
                                         Yes   X   No
                                             -----    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                               Outstanding at November 9, 1998
     -----                               -------------------------------
Common Stock, par value $.005                   40,056,235 shares

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998




                                     INDEX
                                     -----


                                                                                         Page No.
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Statements of Operations (Unaudited) -
          Nine Months and Three Months Ended September 30, 1998 and 1997                    3

          Consolidated Condensed Balance Sheets -
          September 30, 1998 (Unaudited) and December 31, 1997                              4

          Consolidated Condensed Statements of Cash Flows (Unaudited) -
          Nine Months Ended September 30, 1998 and 1997                                     5

          Supplemental Notes to Consolidated Condensed
          Financial Statements (Unaudited)                                                  6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                     9

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                15

Item 2.   Changes in Securities                                                            15

Item 3.   Defaults Upon Senior Securities                                                  15

Item 4.   Submission of Matters to a Vote of Security Holders                              15

Item 5.   Other Information                                                                15

Item 6.   Exhibits and Reports on Form 8-K                                                 15

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES




ITEM 1

FINANCIAL STATEMENTS

Consolidated Condensed Statements of Operations (Unaudited)
----------------------------------------------------------
(thousands except per share data)

                                          Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                                         ------------------------------  -----------------------------
                                              1998            1997            1998           1997
                                         --------------  --------------  --------------  -------------

Net sales                                     $810,355        $749,780      $2,440,824     $2,434,944

Cost of goods sold                             626,574         589,985       1,905,172      1,922,016
                                              --------        --------      ----------     ----------

  Gross profit                                 183,781         159,795         535,652        512,928

Selling, general and
  administrative expenses                      121,864         121,629         364,885        370,678
                                              --------        --------      ----------     ----------

  Income from operations                        61,917          38,166         170,767        142,250

Interest expense, net                           10,069           9,880          31,768         30,296
Equity in earnings of affiliates                  (974)         (6,951)           (143)        (7,820)
                                              --------        --------      ----------     ----------

  Income before income taxes                    52,822          35,237         139,142        119,774

Provision for income taxes                       5,568          11,452          34,917         38,927
                                              --------        --------      ----------     ----------

  Net income                                  $ 47,254        $ 23,785      $  104,225     $   80,847
                                              ========        ========      ==========     ==========


Basic earnings per share                      $   1.17        $   0.56      $     2.57     $     1.88
Diluted earnings per share                    $   1.16        $   0.55      $     2.55     $     1.86
                                              ========        ========      ==========     ==========

Cash dividends per share                      $   0.12        $   0.12      $     0.36     $     0.36
                                              ========        ========      ==========     ==========

Weighted average common shares
  and common equivalents outstanding:
  Basic                                         40,548          42,475          40,534         42,989
  Diluted                                       40,738          42,868          40,801         43,557

See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


Consolidated Condensed Balance Sheets
-------------------------------------
(thousands of dollars)


ASSETS
                                                  Sept. 30, 1998   December 31,
Current Assets:                                     (Unaudited)        1997
                                                  ---------------  ------------

  Cash and cash equivalents                           $   12,412     $   12,228
  Receivables                                            624,036        555,830
  Inventories:
    Raw materials                                        190,025        163,336
    Work in process                                      121,207        110,882
    Finished goods                                       259,532        266,896
                                                      ----------     ----------
      Total inventories                                  570,764        541,114
                                                      ----------     ----------

  Prepayments and other current assets                    89,528        112,448
                                                      ----------     ----------

    Total current assets                               1,296,740      1,221,620

Deferred income taxes                                     22,746         21,869
Unallocated excess of cost
  over net assets acquired                               335,231        343,854
Investments in affiliates                                 20,397         17,660
Property, plant and equipment, net                       360,213        368,642
Deferred charges and other assets                         28,971         22,653
                                                      ----------     ----------

     Total assets                                     $2,064,298     $1,996,298
                                                      ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Notes payable and current portion
    of long-term debt                                 $   59,887     $   69,438
  Accounts payable and accrued expenses                  668,291        601,573
  Income taxes                                            52,464         15,486
                                                      ----------     ----------

    Total current liabilities                            780,642        686,497

Warranties                                                44,220         36,280
Long-term debt                                           360,262        452,344
Postretirement benefit liabilities                       136,616        133,294
Other long-term liabilities                               32,367         41,598
                                                      ----------     ----------
    Total liabilities                                  1,354,107      1,350,013

Stockholders' equity                                     710,191        646,285
                                                      ----------     ----------

    Total liabilities and stockholders' equity        $2,064,298     $1,996,298
                                                      ==========     ==========

See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)
-----------------------------------------------------------
(thousands of dollars)
                                                              Nine Months Ended Sept. 30,
                                                              ---------------------------
                                                                    1998        1997
                                                                 ---------   ---------
Cash flows from operating activities:

 Net income                                                      $ 104,225   $  80,847
 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                   43,588      39,453
    Amortization of deferred charges                                12,010      10,690
    Provision for doubtful accounts receivable                       5,364       6,038
    Other                                                            3,518      (4,280)

    Change in assets and liabilities net of
     effects from purchase of other companies:
      Receivables                                                  (77,749)     12,266
      Inventories                                                  (31,334)     28,974
      Prepayments and other current assets                          21,618      13,569
      Deferred income taxes                                           (927)     (1,303)
      Other assets                                                 (10,611)      3,546
      Accounts payable and accrued expenses                         62,929     (76,681)
      Income taxes                                                  34,878      (6,423)
      Warranties                                                     7,489       7,592
      Post-retirement benefit liabilities                            3,322       2,904
      Other long-term liabilities                                   (7,890)     (5,403)
                                                                 ---------   ---------

Net cash provided by operating activities                          170,430     111,789
                                                                 ---------   ---------

Cash flows from investing activities:
 Payment for purchases of and investments in
  other companies (net of cash acquired)                            (6,550)     (8,978)
 Capital expenditures                                              (34,721)    (46,498)
 Other                                                                 150       4,447
                                                                 ---------   ---------

Net cash used by investing activities                              (41,121)    (51,029)
                                                                 ---------   ---------

Cash flows from financing activities:
 Common stock issued                                                10,045       3,159
 Treasury stock purchased                                          (23,007)    (85,777)
 Proceeds from issuance of bank loans                                    -      82,248
 Long-term debt payments                                          (122,610)   (105,420)
 Net payments on short term debt                                    (9,551)    (58,902)
 Proceeds from issuance of senior notes                            198,310           -
 Net (payments on)/proceeds from issuance of commercial paper     (167,782)    115,644
 Dividends paid                                                    (14,627)    (15,455)
                                                                 ---------   ---------

Net cash used by financing activities                             (129,222)    (64,503)
                                                                 ---------   ---------

Effect of exchange rate changes on cash                                 97          61
                                                                 ---------   ---------

Net increase/(decrease) in cash and cash equivalents                   184      (3,682)

Cash and cash equivalents at beginning of period                    12,228      11,470
                                                                 ---------   ---------

Cash and cash equivalents at end of period                       $  12,412   $   7,788
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

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Supplemental Notes To Consolidated Condensed Financial Statements (Unaudited)
-----------------------------------------------------------------------------


(1) The consolidated condensed financial statements included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the Registrant believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of the York International Corporation (the Company), the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and December 31, 1997, the results of operations for the three and nine month periods ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997.

(2) The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

(3) The following tables summarize the capitalization of the Company at September 30, 1998 and at December 31, 1997 (in thousands):

                                                                Sept. 30, 1998         December 31, 1997
                                                             ---------------------  -----------------------
                                                             Current    Long Term   Current     Long Term
                                                             --------  -----------  --------  -------------
     Indebtedness:
       Bank loans                                             $49,451   $       -    $60,235     $       -
       Commercial paper                                             -         400          -       168,182
       Bank lines                                                   -      46,883          -       169,780
       Senior notes                                                 -     300,000          -       100,000
       Other                                                   10,436      12,979      9,203        14,382
                                                              -------   ---------   --------  ------------

     Total notes payable and long-term debt                   $59,887   $ 360,262    $69,438     $ 452,344
                                                              =======   =========   ========  ============



                                                                        Sept. 30,             December 31,
     Stockholders' equity:                                                1998                    1997
                                                                        ---------             ------------
       Common Stock $.005 par value;
         200,000 shares authorized;
         issued 44,336 shares at September 30, 1998
         and 44,057 shares at December 31, 1997                         $     222                $     220
       Additional paid in capital                                         690,416                  679,180
       Retained earnings                                                  262,973                  173,375
       Currency translation adjustment                                    (63,246)                 (47,100)
       Treasury stock, 4,062 shares at September 30, 1998
         and 3,429 shares at December 31, 1997, at cost                  (176,432)                (153,425)
       Unearned compensation                                               (3,742)                  (5,965)
                                                                        ---------             ------------

     Total stockholders' equity                                         $ 710,191                $ 646,285
                                                                        =========             ============

     The Company maintains a $500 million revolving credit facility pursuant to an Amended and Restated Credit Agreement (the Agreement) expiring on July 31, 2002. The Agreement was amended and restated on May 1, 1997. At September 30, 1998, the Company could borrow $500 million. The Agreement provides for borrowings under the facility at LIBOR plus .16% or at specified bid rates. At September 30, 1998 and December 31, 1997, the LIBOR rate was 5.25% and 5.75%, respectively. A fee of .09% is paid on the facility. The Agreement, as amended, contains financial and operating covenants requiring the Company to maintain certain financial ratios and standard provisions limiting leverage, investments and liens.

                                  (continued)

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Supplemental Notes To Consolidated Condensed Financial Statements (Unaudited)
-----------------------------------------------------------------------------


     The Company's non-U.S. subsidiaries maintain bank credit facilities in various currencies that provided for available borrowings of $256.7 million and $245.2 million at September 30, 1998 and December 31, 1997, respectively, of which $200.4 million and $175.5 million, respectively, were unused. In some instances, borrowings against these credit facilities have been guaranteed by the Company to assure availability of funds at favorable rates.

     The Company established a commercial paper facility in November 1995. Commercial paper borrowings are expected to be reborrowed in the ordinary course of business. The interest rate on the commercial paper was 5.65% at September 30, 1998 and 5.84% at December 31, 1997.

     During the second quarter of 1997, the Company arranged four separate unsecured bank lines similar to commercial paper. These bank lines provide for total borrowings of up to $295 million which are expected to be reborrowed in the ordinary course of business. At September 30, 1998 and December 31, 1997, the Company had $46.9 million and $169.8 million, respectively, outstanding under the bank lines. The average rate under the bank lines was 5.60% and 5.92% at September 30, 1998 and December 31, 1997, respectively.

     At September 30, 1998 and December 31, 1997 the Company had $300 million and $100 million of Senior Notes outstanding, respectively. On June 1, 1998, the Company issued $200 million of 6.70% fixed rate Senior Notes having a maturity of ten years from the date of issue (June 2008). The proceeds from the sale of the notes were used to pay down the Company's commercial paper borrowings and bank lines. The $100 million of Senior Notes issued in March 1993 bear interest at a 6.75% fixed rate and are due March 2003.

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

     Under a receivables sales agreement entered into in 1992, the Company sold a fractional ownership interest in a defined pool of trade accounts receivable for $100 million in 1998 and 1997. The sold accounts receivable are reflected as a reduction of receivables in the accompanying consolidated balance sheets. Under an Amended and Restated Receivables Sales Agreement entered into on March 26, 1997, the maximum amount of the purchasers' investment is currently $120 million and is subject to decrease based on the level of eligible accounts receivable and restrictions on concentrations of receivables. The discount rate on the receivables sold at September 30, 1998 and December 31, 1997 was approximately 5.52% and 5.78%, respectively.

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

     In 1997, the Board of Directors authorized the Company to purchase up to
     6.0 million shares of its Common Stock over the subsequent four years which may be used to fund the Company's Employee Stock Purchase Plan and the Amended and Restated 1992 Omnibus Stock Plan. The stock purchases are made from time to time on the open market. Under the program, 0.6 million shares were repurchased on the open market during the nine months ended September 30, 1998 and 3.4 million shares were repurchased in 1997.


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

(4) On February 2, 1998, the Company incurred damage to its Grantley manufacturing facility in York, PA when tanks used for testing ruptured. The accident occurred on the third shift and facilities used in steel cutting and rolling operations and heat exchanger production sustained substantial damage. The Company has taken a number of measures to limit the disruptions and costs resulting from the accident, including moving production to other York facilities, outsourcing or subcontracting production of certain components, and establishing temporary production elsewhere at the Grantley location. The Company is rebuilding the facility and fully restoring its production capacity.

     The Company maintains insurance for both property damage and business interruption applicable to its production facilities including Grantley. The applicable coverage provides for deductibles of $25,000 for property damage and $25,000 for business interruption. During the first, second and third quarters of 1998, the Company recorded credits of $12.5 million, $5.0 million, and $3.0 million respectively, to cost of goods sold reflecting insurance coverage for estimated incremental expenses and losses included in cost of goods sold as a result of the accident. This amount does not represent the total business interruption claim or anticipated insurance recovery for the first three quarters, nor has the Company recorded any amount for the property damage impact (including any insurance recoveries). The Company is continuing to accumulate information required to determine the total amount for property damage and business interruption related to the accident for which it will pursue recovery.

(5) The Company adopted Statement of Financial Accounting Standards No.130 "Reporting Comprehensive Income" in the first quarter of 1998. Comprehensive income is determined as follows (in thousands):

                                                 Three Months Ended Sept. 30,  Nine Months Ended Sept. 30,
                                                 ----------------------------  ---------------------------
                                                     1998           1997           1998           1997
                                                 -------------  -------------  -------------  ------------
     Net income                                        $47,254        $23,785       $104,225       $80,847

     Other comprehensive loss, net of tax:
      Foreign currency translation adjustment
      (net of tax of $856, $2,635, $5,328,
      and $4,736, respectively)                        $ 2,136        $ 5,472       $ 10,818       $ 9,835
                                                       -------        -------       --------       -------

     Comprehensive income                              $45,118        $18,313       $ 93,407       $71,012
                                                       =======        =======       ========       =======

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

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Net sales for the three months ended September 30, 1998 increased 8.1% to $810.4 million as compared to $749.8 million for the three months ended September 30, 1997. Net sales for the nine months ended September 30, 1998 increased .2% to $2,440.8 million as compared to $2,434.9 million for the nine months ended September 30, 1997. Third quarter sales increased in all business groups.

Engineered products group third quarter sales increased 5.6% to $337.0 million versus $319.0 million in 1997. The increase was due to strong performance of the service business and increased equipment volume. This increase was offset by a decrease of approximately 10% in Asian sales from the third quarter of 1997. Year-to-date sales were down 2.5% as a result of disruptions related to the accident at the Company's Grantley facility and economic downturns in Asia. Unitary products group sales increased 9.5% to $360.7 million from $329.5 million in the third quarter of 1997 and year-to-date sales increased 4.2%. The U.S. Unitary market was up significantly in 1998, primarily due to the favorable weather. Overall, non-U.S. Unitary sales volumes increased in all regions except Asia. The Refrigeration products group sales increased 11.3% to $112.7 million from $101.3 million in the third quarter of 1997. The third quarter Refrigeration growth was the result of improved markets in Europe coupled with an improvement in the Refrigeration business performance in Europe. Year-to-date Refrigeration products group sales are slightly up excluding the impact of the sale of the German Commercial Refrigeration Business in the second quarter of 1997.

For the third quarter of 1998, domestic sales increased 11.1% to $475.5 million. The increase in domestic sales was primarily a result of the strong domestic Unitary market. Aggregate non-U.S. sales increased 4.0% from the third quarter of 1997 to $334.9 million primarily as a result of strong performance in Latin America partially offset by weakness in the Asian economy.

The following table sets forth third quarter and nine months to date sales by product and geographic market (in thousands):

                               Three months ended Sept. 30,    Nine months ended Sept. 30,
                              ------------------------------  -----------------------------
                                   1998            1997            1998           1997
                              --------------  --------------  --------------  -------------
    Engineered products            $337,018        $319,003      $  981,635     $1,006,795
    Unitary products                360,663         329,462       1,149,990      1,103,611
    Refrigeration products          112,674         101,315         309,199        324,538
                                   --------        --------      ----------     ----------

       Net sales                   $810,355        $749,780      $2,440,824     $2,434,944
                                   ========        ========      ==========     ==========

    U.S. Domestic                        59%             57%             59%            57%
    Non-U.S.                             41%             43%             41%            43%
                                   --------        --------      ----------     ----------
       Total                            100%            100%            100%           100%
                                   ========        ========      ==========     ==========

Order backlog at September 30, 1998 was $952.8 million which is 22.6% greater than at September 30, 1997. Domestic backlog increased 26.1% to $559.2 million. All three business groups experienced increases in backlog compared to September 1997. International backlog increased 18.0% to $393.6 million. International backlog improved despite the negative effect from the Asian economy.

Gross profit for the quarter was $183.8 million or 22.7% of sales as compared to $159.8 million or 21.3% of sales for the third quarter of 1997. The 1998 third quarter gross profit includes a credit of $3.0 million to record a portion of the anticipated insurance recovery from the Grantley accident. This represents a partial claim for business interruption

                                  (continued)

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

and excludes any impact for property damage and property insurance. Gross profit for the nine months ended September 30, 1998, was $535.7 million or 21.9% of sales as compared to $512.9 million or 21.1% of sales for the nine months ended September 30, 1997. Improved performance in manufacturing facilities and cost reduction initiatives resulted in a favorable impact on gross profit.

Engineered products group third quarter and the first nine months of 1998 gross margin as a percent of sales was flat with 1997. Gross margin benefited from the impact of service growth, improved operating performance and improved sales margins driven by product mix, particularly in the third quarter. Lower Asian volumes and the Grantley accident offset the margin improvements. The Unitary products group gross margins improved by 32.8% in the third quarter and 11.7% in the first nine months of 1998 versus 1997. The increase was due to improved operating performance, cost reductions and a favorable product mix. Refrigeration products group gross margin decreased over 200 basis points as a percent of sales in the third quarter 1998 versus the third quarter of 1997. This margin effect is due to product mix. Specifically, airside refrigeration products were strong in the quarter while food and beverage refrigeration shipments were lower than the prior year. Overall, Refrigeration margins continue to be down in the first nine months of 1998.

Selling, General and Administration (SG&A) expenses in the third quarter of 1998 were flat at $121.9 million or 15.0% of sales compared to $121.6 million or 16.2% of sales for the same quarter of 1997. For the nine months ended September 30, 1998, SG&A expenses decreased 1.6% to $364.9 million or 14.9% of sales compared to $370.7 million or 15.2% of sales for the nine months ended September 30, 1997. SG&A spending levels have been controlled effectively, particularly in Asia where the reduction of spending was in response to the significant revenue downturn in the region. All business groups effectively controlled SG&A spending in the first nine months of 1998.

As a result of the above factors, income from operations for the third quarter of 1998 was $61.9 million compared to $38.2 million for the third quarter of 1997. Income from operations for the nine months ended September 30, 1998 increased 20.0% to $170.8 million as compared to $142.3 million for the nine months ended September 30, 1997.

Interest expense increased to $10.1 million in the third quarter 1998 from $9.9 million in the same quarter of 1997. The expense includes the impact of higher borrowing rates offset by the benefit of reduced working capital needs resulting in lower average borrowings.

Equity in earnings of affiliates for the third quarter of 1998 was $6.0 million lower than 1997. This is attributed to a one-time gain recorded in 1997 from the sale of the Company's minority interest in an Egyptian air conditioning company.

Provision for income taxes of $5.6 million in the third quarter of 1998 relates both to U.S. and non-U.S. operations. The tax rate includes a one-time tax benefit related to export incentives, foreign tax credit planning and other activities outside the U.S., including closures and consolidations. In addition, the continued tax planning efforts led to a reduction in the effective rate from 34% to 33%. The effective tax rate for the nine month period, excluding the one-time benefit, is 33% compared to 32.5% in 1997.

Net income, as a result of the above factors, was $47.3 million ($1.16 per share) in the third quarter of 1998 as compared to net income of $23.8 million ($0.55 per share) in the third quarter of 1997. For the nine months ended September 30, 1998 net income increased to $104.2 million ($2.55 per share) compared to $80.8 million ($1.86 per share) in the first nine months of 1997.

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

The Company had working capital of $516.1 million and $535.1 million as of September 30, 1998 and December 31, 1997, respectively. The current ratio was
1.66 at September 30, 1998, as compared to 1.78 for December 31, 1997.

Long-term indebtedness was $360.3 million at September 30, 1998, primarily consisting of borrowings of the $300 million senior notes, commercial paper and bank lines. As of September 30, 1998, there were no borrowings under the revolving credit facility.

At September 30, 1998, the Company maintained a $500 million Amended and Restated Credit Agreement (the Agreement) expiring on July 31, 2002. The Agreement was amended and restated May 1, 1997. The Agreement provides for borrowings under the facility at LIBOR plus .16% or at specified bid rates and a fee of .09% is paid on the facility. At September 30, 1998, the LIBOR rate was 5.25%. The Agreement, as amended, contains financial and operating covenants requiring the Company to maintain certain financial ratios and standard provisions limiting leverage, investments and liens.

The Company's non-U.S. subsidiaries maintain bank credit facilities in various currencies that provide for available borrowings of $256.7 million and $245.2 million at September 30, 1998 and December 31, 1997, respectively, of which $200.4 million and $175.5 million, respectively, were unused. In some instances, borrowings against these credit facilities have been guaranteed by the Company to assure availability of funds at favorable rates.

Commercial paper borrowings are expected to be reborrowed in the ordinary course of business. The interest rate on the commercial paper was 5.65% and 5.84% as of September 30, 1998 and December 31, 1997, respectively.

During the second quarter of 1997, the Company arranged four separate unsecured bank lines similar to commercial paper. These bank lines provide for total borrowings of up to $295 million which are expected to be reborrowed in the ordinary course of business. At September 30, 1998 and December 31, 1997, the Company had $46.9 million and $169.8 million, respectively outstanding under these bank lines. The average rate on the bank lines was 5.60% and 5.92%, at September 30, 1998 and December 31, 1997, respectively.

At September 30, 1998 and December 31, 1997 the Company had $300 million and $100 million of Senior Notes outstanding, respectively. On June 1, 1998 the Company issued $200 million of 6.70% fixed rate Senior Notes having a maturity of ten years from the date of issue, June 2008. The proceeds from the sale of the notes were used to pay down the Company's commercial paper borrowings and bank lines. The $100 million of Senior Notes issued in March 1993 bear interest at a 6.75% fixed rate and are due March 2003.

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

The Company has sold a fractional ownership interest in a defined pool of trade accounts receivable for $100 million. At September 30, 1998 and December 31, 1997, the discount rate on the accounts receivable sold was approximately 5.52% and 5.78%, respectively.

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

Cash dividends of $0.12 per share were paid on common stock in the third quarter of 1998. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as the Company's profitability, financial condition, cash requirements and future prospects.

Year 2000 Update
----------------

General information and state of readiness:

The Company's enterprise-wide Year 2000 (Y2K) Compliance Program (the Program) was initiated in February, 1997. The Company divided the Program into four dimensions: information systems; York International products and services; production equipment and facilities; and supplier capabilities.

As of the end of the third quarter 1998, the Company is testing, validating, and implementing internal information systems and external information systems interfaces that are Y2K compliant. These activities include, but are not limited to, evaluating existing and new hardware and software and where necessary replacing or modifying these system components to be Y2K compliant. In 1996, the Company determined that MAPICS would be the enterprise-wide manufacturing system. Likewise, the Company decided in 1995 to use the Lawson Financial Systems package at all US locations. During the risk assessment phase of the Y2K Program, it was determined that by accelerating the deployment of these two systems components, the Company would remediate a significant percentage of the Y2K systems issues. Other systems components as well as non-manufacturing systems internationally are being modified or replaced to achieve Y2K compliance. Testing and validation is expected to continue into the second quarter of 1999.

The Company's products verification dimension is complete. The Company has determined that its residential products are Y2K compliant and will transition correctly to the year 2000 without manual intervention. In addition, the company has verified that the vast majority of its commercial and industrial products utilizing YORK-manufactured or YORK-designed microprocessor control panels or PLC-based equipment are Y2K compliant.

The Company has conducted an evaluation of its production equipment and process control capabilities in all manufacturing locations and is remediating those few components that are not currently Y2K compliant. Similarly, the Company has evaluated its facilities controls (e.g. elevators, telephone systems, security systems, etc.) to determine Y2K compliance. In most cases those systems were found to be Y2K compliant. In isolated situations where the facilities systems were found to be non-compliant, plans are in place for remediation by the second quarter of 1999.

The Company has communicated with major and critical suppliers requiring them to certify Y2K compliance. Further, the Company is establishing plans to conduct detailed evaluations with critical suppliers to verify compliance. The Company will be evaluating the necessary "Millennium Stock Levels" to be established for parts and materials that


                                  (continued)

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


are critical to the manufacturing process. The company will also be developing plans and necessary stock levels for single source items. The Company will continue to develop further contingency plans throughout 1999 as necessary.

Cost:

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

Risks:

The Company's failure to correct or develop an adequate contingency plan to mitigate a material Y2K problem, including problems experienced by suppliers, could result in an interruption in normal business activities or operations. However, the Company is confident in the success of its Compliance Program and that its Compliance Program will allow the Company to complete a successful transition to the Year 2000.

Euro Conversion
---------------

Management has initiated an internal analysis of and planning for the effect the Euro will have on the operating and financial condition of the Company. The effect of the Euro is not expected to be material to the Company's operating results and the Company's competitive exposure is minimal. The Company's financial systems are Euro compliant and opportunities will continue to be investigated for European wide system infrastructures.

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



                                  (continued)

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


Forward-Looking Information -- Risk Factors
-----------------------------------------

To the extent the Registrant has made "forward-looking statements," certain risk factors could cause actual results to differ materially from those anticipated in such forward-looking statements including, but not limited to competition, government regulation, environmental considerations and the Year 2000 Compliance Program. Unseasonably cool spring or summer weather in the United States or in Europe could adversely affect the Registrant's residential air conditioning business. The Engineered air conditioning business could be affected by a slowdown in the large chiller market, by the level of CFC retrofits, the rebuilding of the Grantley Manufacturing facility and resolution of the insurance recovery. Overall performance of the Registrant was affected by the economic conditions in Asia and future anticipated performance could be affected by any serious economic downturns in the United States, Europe, Latin America, or further issues in Asia.

                           PART II  OTHER INFORMATION
                           --------------------------

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



Date   November 9, 1998                   /S/ Benson K. Woo
     --------------------     ------------------------------------------
                              Vice President and Chief Financial Officer

EXHIBIT INDEX
-------------


Exhibit No.                    Description
-----------  ------------------------------------------------------------------

  11         Statement re: Computation of Per Share Earnings (filed herewith)
  27         Financial Data Schedule (EDGAR only)