Form 10-K
period 1998-12-31
YORK INTERNATIONAL CORP /DE/
filed 1999-03-31
CIK 842662

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

          [x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
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
                                                        YES   X    NO
                                                            -----     -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                    [_]

As of March 26, 1999, there were 39,864,887 shares of the registrant's Common Stock outstanding, and the aggregate market value of the Common Stock held by non-affiliates was $1,330,099,897 based on the closing price of the Common Stock on the New York Stock Exchange Composite Transactions of such date.
(Only officers and directors of the registrant are assumed to be affiliates for purposes of this calculation.)

                      DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Annual Financial Statements and Review of Operations to Stockholders for the year ended December 31, 1998 and the Notice of Annual Meeting of Stockholders and Proxy Statement pertaining to the Annual Meeting are incorporated herein by reference into Parts II, III and IV.

                  Exhibit Index is located on pages 22 to 24.

                        YORK INTERNATIONAL CORPORATION

                                   FORM 10-K

                         YEAR ENDED DECEMBER 31, 1998

                                     INDEX



                                    PART 1

     Item
     Number                                                                 Page
     ------                                                                 ----

      1.  Business.

      2.  Properties.

      3.  Legal Proceedings.

      4.  Submission of Matters to a Vote of Security Holders.

                                    PART II

      5.  Market for Registrant's Common Equity
          and Related Stockholder Matters.

      6.  Selected Financial Data.

      7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      7a. Quantitative and Qualitative Disclosure about Market Risk.

      8.  Financial Statements and Supplementary Data.

      9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                                    PART III

     10.  Directors and Executive Officers of the Registrant.

     11.  Executive Compensation.

     12.  Security Ownership of Certain Beneficial Owners and Management.

     13.  Certain Relationships and Related Transactions.

                                    PART IV

     14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                    PART I

Item 1.  Business.


General
-------

York International Corporation (the Company) is a full-line, global designer and manufacturer of heating, ventilating, air conditioning and refrigeration (HVAC&R) products. The Company believes it is the third largest manufacturer and marketer of such products in the United States and one of the leading companies in the HVAC&R industry internationally. The Company's air conditioning systems range from a one ton* unit for a small residence to the 59,000 ton system installed in the New York World Trade Center. In 1998, the Company's products were sold in over 100 countries through over 750 sales and distribution facilities and are in use in such diverse locations as the Kuala Lumpur City Centre in Malaysia, the British Houses of Parliament, the Tokyo World Trade Center, the Pentagon, NASA's Vehicle Assembly Building at Cape Canaveral, NASA's Johnson Space Center, the Los Angeles International Airport, the Jeddah Airport, the Overseas Union Bank Centre in Singapore, the Sydney Opera House, the National Library Complex in Beijing, the Atlantic City Convention Center, the English Channel Eurotunnel, the Hong Kong Exposition Centre and the Lantau Airport Railway System in Hong Kong.

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

Headquartered in York, Pennsylvania, the Company has manufacturing facilities in 13 states and 12 foreign countries. As of December 31, 1998, the Company employed approximately 20,600 people worldwide.

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

The Company intends to continue its strategy of increasing its market share by broadening its product range to offer a complete line of environmentally acceptable and energy efficient products. The Company seeks to take advantage of regulatory changes by developing products that comply with tightening environmental and energy efficiency requirements and regulations before they become effective. The Company has implemented its environmental strategy by developing product lines that utilize its screw, centrifugal, reciprocating, hermetic, scroll and inertia compressor technology employing HCFC-123, HCFC-22, R-407C, R-410A, R-404A, R-507, R-717 (ammonia) and HFC-134a as a refrigerant. The screw and centrifugal compressor utilize designs which separate the refrigerant from the motor housing. See "Environmental Matters" below. The Company has increased the overall efficiency of its product offerings by employing internally developed advanced heat transfer and compressor

-----------------------------
* The cooling capacity of air conditioning units is measured in tons. One ton of cooling capacity is equivalent to 12,000 BTUs and is generally adequate to air condition approximately 500 square feet of residential space.

technology and introducing large air conditioning systems that utilize advanced thermal storage and absorption technologies.

The Company is also seeking to expand into new markets. The Company intends to expand sales of its equipment throughout the international markets by broadening its product line, expanding its distribution capabilities and pursuing acquisitions.

The Company also focuses on controlling manufacturing and operating expenses and thus improving its operating margins by redesigning products, acquiring more efficient manufacturing equipment and processes and reducing costs not directly associated with the manufacturing process. In addition, the Company has a continuous planning process to enable it to carefully monitor the amount of capital used in its business and to reposition its business units in light of changing conditions throughout the year. The Company believes that its management stock ownership plans and management incentive compensation plans, which reward the management team of each operating unit for achieving the planned objectives of that unit, have been key elements in implementing its strategies and achieving its financial objectives.

Products and Markets
--------------------

All of the Company's products are in the heating, ventilating, air conditioning and refrigeration (HVAC&R) industry and the Company operates solely in this industry. Within HVAC&R, the Company's products fall into three general categories. The first is Engineered Systems products, consisting of heating, air conditioning and thermal storage equipment designed for commercial applications in retail stores, office buildings, shopping malls, manufacturing facilities, hospitals, universities, airports and marine vessels. The second is Unitary products, consisting of air conditioning and furnace units and hermetic and scroll compressors designed for use in residential and light commercial applications. The third is Refrigeration products, including commercial and industrial refrigeration and gas compression equipment, designed for the food, beverage, chemical and petrochemical processing industries. The Company's engineered systems products and refrigeration and gas compression equipment are designed specifically for the customer's needs and applications.


The following table sets forth sales by product and geographic market:

(in thousands)
                                     1998          1997          1996
                                  -----------   -----------   -----------

Engineered Systems Group          $1,408,091    $1,396,436    $1,319,306
Unitary Products Group             1,481,760     1,392,378     1,417,782
Refrigeration Products Group         447,499       447,093       510,399
Eliminations                         (48,149)      (42,250)      (28,953)
                                  ----------    ----------    ----------
     Total sales                  $3,289,201    $3,193,657    $3,218,534
                                  ==========    ==========    ==========

U.S.                                      58%           58%           54%
International                             42%           42%           46%
                                          ---           ---           ---
                                         100%          100%          100%
                                         ====          ====          ====

Additional financial information about the Company's operating segments and foreign and domestic operations and export sales is incorporated herein by reference to Note 15 on pages a25 to a27 of the Annual Financial Statements and Review of Operations. In June 1997, The Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement requires the Company to report certain financial and other information about its business segments, products and services, the geographic areas in which it operates and its major customers. The objective of this statement is to help users of financial statements better understand the enterprise's performance, better assess it prospects for future net cash flows and make more informed judgements about the enterprise as a whole.

Engineered Systems Products. The Company's Engineered Systems Group consists of
---------------------------
heating and air conditioning solutions for buildings ranging from small office buildings and fast food restaurants to large commercial and industrial complexes. Engineered Systems air conditioning products include air-cooled and water-cooled chillers, central air handling units, variable air volume units, control equipment to monitor and control the entire system, maintenance and service. Engineered Systems Group manufactures and provides certain design solutions for larger systems used in hospitals, office towers, hotels and airports. The Engineered Systems Group also supplies specially designed chilled water systems for use on U.S., British, French and other naval and commercial marine vessels. The Company is currently the major supplier of water chillers to the U.S. Navy for both surface vessels and submarines.

The Company markets its Engineered Systems under the "YORK", "MILLER-PICKING", "TEMPMASTER", "SEVESO" and "PACE" brands. In the United States and Canada, distribution of Engineered Systems products and services are coordinated by seven regional offices and approximately 61 district offices. These district offices market products directly to end users and contractors. The Company has approximately 123 direct sales representatives and 115 independent sales agents in the North American market. Internationally, the Engineered Systems products and services are sold and distributed in conjunction with other York business groups. See discussion of Non-U.S. Distribution on page 6.

The Engineered Systems Group has a full line of chiller products utilizing the latest technologies and refrigerants. The Group also has a line of standard indoor air handling equipment incorporating the technologies for indoor air quality and a line of customized indoor and outdoor air handling products. In 1997, the Company acquired PACE Gamewell which designs, manufactures and sells air handling equipment. York manufactures the broadest line of chiller and air handling equipment of any manufacturer in the industry.

The Engineered Systems Group derives substantial revenues by selling replacement equipment and parts, and by providing routine maintenance and emergency service for products manufactured by the Company and its competitors through annual service contracts. The Company has a corporate and national account sales program to service customers with multiple locations throughout the world.

The Engineered Systems Group believes its reputation for service and repair is excellent. The Company employs more than 3,500 service technicians in offices throughout the world. These technicians generate revenues through the sale of replacement parts and by providing routine and emergency service for air conditioning and refrigeration systems manufactured by the Company and its competitors. The Engineered Systems Group believes that its emphasis on service and repair, combined with the growth and aging of the installed base of air conditioning and refrigeration equipment, will be key factors in increasing the Company's revenues derived from the service, repair and replacement market.

The Company's Engineered Systems products are principally manufactured in York, Pennsylvania; Albany, Missouri; Hattiesburg, Mississippi; Salisbury, North Carolina; Portland, Oregon; San Antonio, Texas; Roanoke, Virginia; Basildon, England; Barlassina, Italy; Carquefou, France; Asquith, Australia; Montevideo, Uruguay; Wuxi, China; Guanghzou, China; Durango, Mexico; and Monterrey, Mexico.

All of the markets in which the Company's Engineered Systems Group does business are very competitive. Engineered Systems product manufacturers compete on the basis of product design, reliability, quality, price, efficiency and post-installment service. Architects and engineers play an important part in determining which manufacturer's products will be used in an application. In the domestic market, the Company competes primarily with two large worldwide manufacturers, Carrier Corporation, a subsidiary of United Technologies Corporation, and Trane Company, a division of American Standard Inc. In the international market, the Company competes primarily with Carrier Corporation, Trane Company and several Japanese manufacturers, including Matsushita, Hitachi, Mitsubishi Electric and Toshiba.

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

Unitary Products. The Company's Unitary Products Group consists of heating and
----------------
air conditioning solutions for buildings ranging from private homes and apartments to small commercial buildings. Unitary products include ducted central air conditioning and heating systems (air conditioners, heat pumps and furnaces), ductless mini-splits, light commercial heating and cooling equipment, and reciprocating and scroll OEM compressors for original equipment manufacturers and for sale by wholesale distributors.

Unitary products consist of split systems and packaged products. A split system consists of an outdoor unit containing a compressor and condenser, and a connected indoor unit containing a heat exchanger, an electric, gas or oil heating section, an indoor blower system and associated controls. A packaged product is a single, self-contained unit with compressor, condenser, heat exchanger, electric, gas or oil heating section, blower and associated controls. These units are typically installed on rooftops or beside a structure. Ducted products distribute conditioned air throughout building structures with ductwork connected to the system's blower, whereas ductless installations provide conditioned air directly from indoor blowers without the use of ductwork.

A compressor is an integral part of an air conditioning system. The Company's unitary products use compressors manufactured by the Unitary Products Group's Bristol Compressors operation (Bristol) as well as those purchased from other vendors. Revenues from Bristol were approximately $517 million, $504 million and $530 million during 1996, 1997 and 1998, respectively. Approximately 80% of Bristol revenues are attributable to sales of products to other air conditioning equipment manufacturers.

The Company markets its Unitary products under the "YORK", "LUXAIRE", "FRASER-JOHNSTON", "COLEMAN EVCON", "GUARDIAN", "AIRPRO", "BRISTOL" and "SEVESO" brands. "YORK" is the Company's full line brand, which is sold through Company-owned distribution centers and exclusive independent distributors throughout the world. The "YORK" brand is sold with a high level of customer service and sales support. The Company's 1995 acquisition of Evcon Holdings expanded UPG's capabilities and distribution network in the domestic unitary market. The Company's other brands are sold through more than 200 non-exclusive distributors primarily for resale to contractors. The Company also sells unitary products directly to the manufactured housing industry in North America on an OEM basis. Internationally, the Unitary Product Group products are sold in conjunction with other York business groups. See discussion of Non-U.S. Distribution on page 6.

In 1998, the Company purchased the remaining 15% of its joint venture, Aeromaster, and formed the 100% owned company York Industrial (Thailand) Co., Ltd. York Industrial (Thailand) Co., Ltd. is a mini-split manufacturer in Bangkok, Thailand. The mini-split market represents a significant portion of the unitary business in the Asia Pacific Region and York Industrial Thailand enables York to compete in this market with a product manufactured within the Region. York Industrial Thailand supplies mini-split product to York offices located around the world.

Sales of Unitary products include both new installations and replacement
systems.   The Company estimates that more than half of its Unitary products revenues in North America are attributable to the replacement market. The replacement market is not affected by levels of new home construction and therefore trends to be less cyclical. The replacement market is significantly affected by ambient temperature. Hot spring weather causes existing older units to fail earlier in the season, leading customers to accelerate replacement of a unit which might otherwise be deferred in the case of a late season failure.

New residential products cover a wide range of efficiencies and may be able to qualify for rebates offered by local utility companies for high efficiency equipment. Bristol markets an INERTIA reciprocating compressor that directly competes against other technologies in meeting high efficiency requirements. Bristol has also developed a new compressor design known as TS(TM) Technology. These new compressors provide higher system efficiencies, greater reliability, and increased comfort. Scroll Technologies, a joint venture to design and manufacture scroll compressors, continues to upgrade the scroll compressor technology and performance.

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

All of the markets in which the Company's Unitary Products Group does business are very competitive. Unitary product manufacturers compete on the basis of price, reliability, delivery, efficiency and maximum market coverage. Price competition and maximum market coverage are of particular importance in the residential product lines as there is often relatively little perceived differentiation. In the domestic market, the Company competes with three large worldwide manufacturers, Carrier Corporation, Trane Company and Lennox and numerous national manufacturers such as Goodman, International Comfort Products, Rheem and Nordyne. In the international market, the Company competes primarily with Carrier Corporation, Trane Company, Lennox and several Asian manufacturers, including Hitachi, LG, Matsushita, Mitsubishi Electric, Samsung and Toshiba. In the compressors market, the Company competes directly with two United States manufacturers, Copeland Corporation, a subsidiary of Emerson Electric Inc., and Tecumseh, a division of Tecumseh Corporation.

Refrigeration Products. The Company's Refrigeration Products Group consists of
----------------------
screw and reciprocating compressors, condensers, evaporators, heat exchangers, freezers for commercial food freezing, process refrigeration systems, hygienic air distribution systems, gas compression systems and automated plant control systems.

Screw compressors enable the Company to produce highly reliable, ammonia refrigeration systems required for commercial and industrial applications in the food, beverage, chemical and petroleum industries. The Company believes that screw compressors are the most reliable and energy efficient compressors available for ammonia refrigeration systems. The Company's Gram Refrigeration business provides similar manufacturing capabilities in Europe and increased availability of technologically advanced product. Gram also produces reciprocating compressors for refrigeration applications. The Company's refrigeration and gas compression equipment is engineered and manufactured to customer specifications. Food freezing equipment produced by the Company includes spiral and tunnel freezers for the poultry, frozen vegetable and prepared food businesses. Smaller capacity packaged commercial freezing machines have been downsized to meet the needs of developing new markets.

Refrigeration systems are essential in the textile, electronics, pharmaceutical and petrochemical industries. Food, beverage and process cooling operations use refrigeration systems both in product freezing and maintaining these products in warehouses, distribution centers and retail outlets. Refrigeration Product Group systems are also in use in sporting venues.

The Company markets its refrigeration and gas compression equipment under the "YORK", "YORK FOOD SYSTEMS", "FRICK", "FRIGID COIL", "IMECO", "RECO", "RITE COIL", "RECOLD", "NORTHFIELD", "ACUAIRE" and "GRAM REFRIGERATION" brands. The products are sold by the Company's sales engineers located in 14 offices and a national network of more than 50 independent agents in the United States as well as nine offices, 20 independent distributors and one licensee elsewhere in the world. In addition, the Company believes that developing countries offer opportunities for increasing sales of refrigeration equipment. See non-U.S. distribution below for additional discussion on non-U.S. markets.

Refrigeration equipment is manufactured at Company-owned facilities in Dixon, Illinois; Polo, Illinois; Waynesboro, Pennsylvania; Northfield, Minnesota; Smithville, Ohio; San Antonio, Texas; Carquefou, France; and Vojens, Denmark, and at a leased facility in Santa Fe Springs, California.

All of the markets in which the Company's Refrigeration Products Group does business are very competitive. Refrigeration product manufacturers compete on the basis of product design, reliability, quality and price. In the market for refrigeration equipment, the Company competes primarily with FES, BAC, Evapco and Krack Corp., Mycom, Sabroe and Frigoscandia (subsidiary of FMC Corporation).

Raw Materials and Purchased Components
--------------------------------------

The Company purchases compressors, steel, copper, aluminum, electric motors, castings, forgings, stampings, fabricated copper tubes, electronic starters and controls, aluminum fin, fan blades, capacitors, transformers, refrigerant gases, valves, fittings and other components from many outside suppliers. Alternate sources of supply are available for all raw materials and components for which the Company uses a single supplier. The Company believes that it has adequate sources of supplies of raw materials and component parts for its manufacturing requirements. In order to hedge against certain raw material price increases, the Company enters into forward contracts for the purchase of certain raw materials, principally copper and aluminum.

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

The Company owns several trademarks that it considers important in the marketing of its products as discussed in each of the business segment sections. The Company believes that its rights in these trademarks are adequately protected and of unlimited duration.

Non-U.S. Distribution
---------------------

Outside of the United States, the Company markets the majority of its products and services, for all business groups, through the same sales and service offices. The Company's worldwide business groups are segregated internally into North America and the four geographic regions discussed below.

The Company's European region, headquartered in Basildon England, markets its products and services through offices located in Austria, Belgium, Bulgaria, the Czech Republic, Denmark, England, France, Germany, Hungary, Italy, Latvia, the Netherlands, Poland, Romania, Russia, other former Commonwealth of Independent States countries, Slovakia, Switzerland and the Ukraine. The Company also considers markets in parts of Africa and South Africa as part of the European region. Products are also marketed through a joint venture in Greece.

The Company's Asian region, headquartered in Hong Kong (China), markets its products and services through offices located in Australia, China, Hong Kong, Indonesia, Korea, New Zealand, Philippines, Singapore, and Thailand. Products are also marketed through joint ventures in Taiwan (China) and Malaysia and various independent distributors located throughout the region.

The Company's Latin American region, headquartered in Miami, Florida, markets its products and services through offices located in Argentina, Brazil, Chile, Colombia, Ecuador, Mexico, Miami (USA), Peru, Puerto Rico, Uruguay and Venezuela. Products are also marketed through sales representatives and independent distributors located throughout Latin America.

The Company's Middle East region, headquartered in Dubai (U.A.E.), markets its products and services throughout the Middle East, India and parts of Eastern Africa through offices located in Abu Dhabi, Cairo, Dubai, Egypt, Indonesia, Istanbul, Karachi, Kuwait, Mumbai and New Delhi. Products are also marketed through numerous distributors in the region and sales and service joint ventures in Cyprus and the Kingdom of Saudi Arabia.

Joint Ventures in U.S. and Non-U.S. Markets
-------------------------------------------

In addition to its wholly-owned production and distribution facilities, the Company produces, distributes and services Unitary and Engineered Systems products through its participation in several joint ventures, which are described in the following table:

                                                          Joint Venture
                                                        (Percent Owned by                 Principal
Principal Location       Joint Venture Partner             the Company)               Products/Services       Markets Served
---------------------   ------------------------   ----------------------------   -------------------------   --------------

Malaysia                OYL Industries             OYL-Condair Industries         Manufacture Unitary         Asia Pacific
                        BHD.                       SDN.BHD. (49%)                 and Engineered System       Middle East
                                                                                  products

Malaysia                OYL Industries             York (Malaysia) Service        Sales and service of air    Malaysia
                        BHD.                       SDN.BHD. (30%)                 conditioning equipment

Peoples Republic        Guangzhou Sinro Air        York Guangzhou Air             Manufacture Unitary and     China
of China                Conditioning Mechanical    Coniditioning and              Engineered Systems
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

Peoples Republic        Wuxi Boiler Group          York Wuxi Air Conditioning     Manufacture Engineered      China
of China                                           and Refrigeration Co. Ltd.     Systems products
                                                   (80%)

Republic of China       Taipei Engineering         York Taiwan Inc.               Sales and service of air    Taiwan
(Taiwan)                Development                (60%)                          conditioning equipment

Cyprus                  Sabinco Ltd.               KROY  Ltd. (50%)               Sales of air conditioning   Middle East
                                                                                  equipment and parts

Saudi Arabia            Al Salem United            Al Salem-York Services         Service and repair of       Saudi Arabia
                        Contracting Co.            Ltd. (49%)                     air conditioning
                                                                                  equipment

Greece                  Individual Greek           York Hellas S.A.               Service and repair of       Greece
                        shareholders               (80%)                          air conditioning
                                                                                  equipment

Spain                   Compania Roca              Clima Roca-York S.L.           Manufacture Unitary         Spain
                        Radiadores S.A.            (50%)                          products

Brazil                  Mayside Participacues      York International             Sales of air conditioning   Brazil
                        Administracao e            Comercial Ltda.                equipment
                        Comercio Ltda              (80%)

U.S.                    Carrier Corporation        Scroll Technologies            Manufacture scroll          U.S.
                                                   (50%)                          compressors


Dividends received by the Company from joint ventures were $1.5 million in 1996, $1.2 million in 1997, and $0.5 million in 1998. Total Company investments in joint ventures were $22.2 million, $17.7 million and $20.1 million at December 31, 1996, 1997 and 1998, respectively. Total sales by the Company to joint ventures are less than 1% of the Company's total revenues.

Major Customers
---------------

During 1998, no customer, distributor, dealer or licensee accounted for more than 10% of the Company's revenues. The loss of a few customers, distributors, dealers or licensees would not have a materially adverse effect on the Company's business.

Backlog
-------

The following table sets forth backlog by business segment:

(in thousands)
                                    1998        1997
                                    ----        ----

Engineered Systems Group           $504,616    $477,203
Unitary Products Group              234,746     220,601
Refrigeration Products Group        140,111     136,662
                                   --------    --------
     Total backlog                 $879,473    $834,466
                                   ========    ========

Substantially all orders are expected to be fulfilled within the next 12 months.

Government Contracts
--------------------

In 1998, approximately 2% of the Company's sales were related to ongoing United States Government projects. The Company expects that substantially all work will be completed during fiscal year 1999 in connection with all of these contracts. The Company's existing contracts with the United States Government may be terminated at any time at the option of the Government and are subject to continued availability of government appropriations. If these contracts were terminated, the Company would only be entitled to reimbursement of costs incurred and to payment of a reasonable allowance for profit on work actually performed.

Research and Development
------------------------

The Company's product development activities include ongoing research and development programs to redesign existing products to reduce manufacturing costs and to increase product efficiencies, developing electronic controls for current product offerings and creating new products encompass a wide range of products. During the years 1996, 1997 and 1998, the Company spent $28.0 million, $30.6 million, and $31.2 million, respectively, for all product development activities.

The Engineered System Groups most notable chiller product developments in 1998 were the new air-cooled offerings from 10 to 400 tons and many older regional product lines are being replaced with low-cost, energy efficient, modular, global product platforms. The centrifugal chiller line expansion continues with new environmentally acceptable replacements for CFC's. The product line now extends from 300 to 2,000 tons for these refrigerants. The Company also completed development of a new custom air handling product line in the range of 2,000 to 50,000 cubic feet per minute (CFM). The new products include the latest technologies to insure indoor air quality. The combination of air handling product development and current product lines give the Company the broadest line of air handling products of any single manufacturer in the industry. The HFC-134a centrifugal chillers for Surface and Submarine Vessels were introduced in the Navy's new construction programs in 1998. Development of HFC-236fa retrofit kits were also installed into the fleet in 1998. The Company has also introduced a new line of variable speed drives for centrifugal chillers to 1,000 tons. This product is compact enough to mount directly on the chiller and is applicable to the retrofitting of any centrifugal chiller on the market.

The Unitary Products Group continues to redesign its product line for lower sound ratings, greater efficiency, reliability and manufacturing cost effectiveness. Bristol has developed a new breakthrough compressor design, TS Technology, providing higher system efficiencies, greater reliability, and increased comfort. Scroll compressor technology and capability are continuing to expand through the joint venture Scroll Technology.

The Refrigeration Products Group continues to redesign certain products for greater reliability and manufacturing cost effectiveness. The group is currently developing a new high-pressure screw compressor at the Frick manufacturing facility in Waynesboro, PA to be used in applications for the gas compression industry.

Employees
---------

As of December 31, 1998, the Company employed approximately 20,600 persons worldwide. Approximately 12,900 persons are employed in the United States and 7,700 persons are employed in foreign countries. Approximately 4,700 domestic employees are covered by collective bargaining agreements which expire between May 1999 and January 2004. The Company considers its relations with its employees to be satisfactory.

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

The Company's non-U.S. operations are also subject to various environmental statutes and regulations. Generally, these requirements tend to be no more restrictive than those in effect in the United States. The Company believes it is in substantial compliance with such existing environmental statutes and regulations. In 1993, the Council of European Communities agreed on EC regulation number 1836/93 which recommended that each company voluntarily complete an ECO-Audit. The Company has completed these audits at several of its European facilities.

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

None of the Company's manufactured products contains Class I substances. Class I substances previously used by the Company have been substituted for by Class II substances or substances that are currently unregulated. The Company does, however, believe that revenues from servicing and repairing existing equipment that uses Class I substances are and will be significant. These activities are regulated by the EPA which imposes guidelines affecting service and maintenance of equipment that use Class I and Class II substances. The Company trains and licenses its service technicians in service and maintenance procedures that comply with the new regulations. Therefore, the Company believes that the new regulations will not have a material adverse effect on its operations. The phase-out of Class I substances will require modifications to existing air conditioning equipment as availability of recycled Class I substances decreases. Since the Company's technology enables it to modify existing equipment for use with Class II substances, it believes that this will continue to generate additional service revenues. While the Company expects to derive substantial revenue from the sale of products utilizing Class II substances, it is not expected that any phase-out will have a significant impact on the sales of such products until after the turn of the century. Nonetheless, as the supply of virgin and recycled Class II substances falls, it will be necessary to address the need to substitute permitted substances for Class II substances.

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

Executive Officers
------------------

The executive officers of the Company are as follows:

       Name                           Age         Position
       ----                           ---         --------

Robert N. Pokelwaldt                   62         Chairman of the Board of Directors and
                                                  Chief Executive Officer

John R. Tucker                         51         President and Chief Operating Officer

Stuart Amos                            52         Vice President and President of Unitary Products
                                                  Group

William G. Cowles, Jr.                 53         Vice President and President of Refrigeration

Joseph D. Smith                        45         Vice President, Manufacturing

Peter J. Spellar                       54         Vice President and President of Applied Systems

Michael R. Young                       54         Vice President, President and Chief Executive
                                                  Officer of Bristol Compressors

Jane G. Davis                          49         Vice President, Secretary and General Counsel

Wayne J. Kennedy                       56         Vice President, Human Resources

Helen S. Marsteller                    38         Vice President, Investor Relations and Corporate
                                                  Communications

Mark V. Stanga                         45         Vice President, Government Affairs

Benson K. Woo                          44         Vice President and Chief Financial Officer

Charles F. Cargile                     34         Controller

James P. Corcoran                      53         Treasurer

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

Mr. Amos has been Vice President and President of Unitary Products Group since March 1998. Prior to joining the Company, he was President and Chief Operating Officer of Siebe Industrial Equipment Division from January 1996 to August 1997 and President of Compair Division from November 1993 to January 1996, both divisions of Siebe PLC; President of Astec Standard Power from May 1990 to November 1993 and President of ENI from November 1987 to May 1990, both divisions of Emerson Electric.

Mr. Cowles has been Vice President and President of Refrigeration Products Group since January 1997. Prior thereto, he was President, Northfield Freezing Systems from September 1985 to January 1997.

Mr. Smith has been Vice President, Manufacturing since December 1997. Prior thereto, he was President of the Airside Products Group since October 1994. Prior thereto, he was Vice President of Special Projects of the Company from May 1994 to October 1994. Prior to joining the Company, Mr. Smith was Vice President and General Manager of Spherical Roller Bearing Division of SKF USA, Inc. since May 1992. Previous to this, Mr. Smith held various positions with Harley Davidson and General Motors.

Mr. Spellar has been Vice President of the Company and President, Applied Systems Worldwide since November 1995. Prior thereto, he was Vice President of the Company and Vice President, European Operations from August 1992 to November 1995, President, Frick Division from May 1987 to August 1992 and President of the Frick Company from May 1979 to May 1987.

Mr. Young has been Vice President of the Company, and Chief Executive Officer and President of Bristol Compressors since October 1996. Prior thereto, he was President, Chairman and Chief Executive Officer of Evcon Industries, Inc. from 1991 to 1995, President and Chief Operating Officer of York International Inc. from 1988 to 1989, and Chairman, President and Chief Executive Officer of Bristol Compressors from 1983 to 1987.

Ms. Davis has been Vice President, Secretary and General Counsel of the Company since March 1995. Prior thereto, she was Vice President, General Counsel and Secretary of Joy Technologies Inc. from September 1988 to February 1995.

Mr. Kennedy has been Vice President, Human Resources, of the Company since May 1993. Prior thereto, he was the Vice President of Human Resources for the Millipore Corporation from 1985 to 1993.

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

Mr. Woo has been Vice President and Chief Financial Officer of the Company since June 1998. Prior to joining the Company he was the Vice President and Treasurer of Case Corporation, from September 1994 to June 1998. Prior to this, Mr. Woo held increasingly responsible positions with General Motors (GM) Corporation from 1981 to 1994.

Mr. Cargile has been Controller since November 1998. Prior to joining the company, Mr. Cargile was Controller of Flowserve Corporation from July 1997 to October 1998. Prior thereto, he was the Controller of BW/IP from December 1996 to June 1997; Director Corporate Accounting of BW/IP from March 1996 to December 1996; Manager Operations and Financial Analysis of BW/IP from 1992 to March 1996.


Mr. Corcoran has been Treasurer of the Company since July 1992. Prior thereto, he was Treasurer of Griffith Laboratories from August 1990 to May 1992, Treasurer of AM International from March 1987 to August 1990 and Director, Treasury Operations of Borg-Warner Corporation from February 1977 to March 1987.

Item 2.  Properties.

The Company's principal offices are located in York, Pennsylvania on an approximately 71 acre site owned by the Company. The following table lists the principal manufacturing facilities owned by the Company:

                                                                                        Approximate
Location                        Primary Products                                  Enclosed Area (sq. ft.)
--------                        ----------------                                  -----------------------

York, PA                        Engineered products                                      1,500,000
Wichita, KS                     Unitary products                                           835,000
Bristol, VA                     Unitary products (hermetic compressors)                    700,000
Elyria, OH                      Unitary products                                           636,000
Norman, OK                      Unitary products                                           539,000
Waynesboro, PA                  Refrigeration products and compressors                     459,000
Basildon, England               Engineered products                                        254,000
San Antonio, TX                 Refrigeration and Engineered products                      194,000
Sparta, NC                      Unitary products (hermetic compressors)                    180,000
Bangkok, Thailand               Unitary products                                           123,000
Vojens, Denmark                 Refrigeration products and compressors                     111,000
Guangzhou, China                Engineered products                                        100,000
Dixon, IL                       Refrigeration products                                      97,000
Asquith, Australia              Engineered products                                         96,000
Durango, Mexico                 Engineered products                                         95,000
Monterrey, Mexico               Engineered products, Unitary products                       92,000
Wuxi, China                     Engineered products                                         87,000
Polo, IL                        Refrigeration products                                      78,000
Roanoke, VA                     Engineered products (screw compressors)                     72,000
Smithville, OH                  Refrigeration products (freezer systems)                    51,000
Northfield, MN                  Refrigeration products (freezer systems)                    49,000
Bogota, Colombia                Unitary products and Engineered products                    40,000
Montevideo, Uruguay             Engineered products                                         38,000
Johannesburg, South Africa      Unitary products                                            34,000

At the York, Pennsylvania location, approximately 220,000 square feet of facilities are leased to tenants and approximately 100,000 square feet are neither currently used by the Company nor leased to third parties. The Company also leases for its own use a 163,000 square foot facility in Albany, Missouri, a 360,000 square foot manufacturing facility in Barlassina, Italy, a 30,000 square foot manufacturing facility in Mannheim, Germany, an 82,000 square foot facility in Santa Fe Springs, California, an 84,000 square foot manufacturing facility in Hattiesburg, Mississippi, a 200,000 square foot facility in Salisbury, North Carolina, and a 200,000 square foot facility in Portland, Oregon.

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

Item 3.  Legal Proceedings.

The Company is a party to lawsuits arising in the ordinary course of business. The Company believes that no pending lawsuit will result in any material adverse effect to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the Company's security holders during the fourth quarter of 1998.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The Company's common stock trades on the New York Stock Exchange under the symbol "YRK". On March 26, 1999, the Company had 5,303 holders of record of its common stock.

Trading and Dividend Information
--------------------------------

                                                                Dividends
                                         High         Low       Declared
                                      ----------   ----------   ---------

  1998
  ----
  Fourth quarter                      $43  9/16      $27 1/2     $.12
  Third quarter                        46 11/16       31 5/8      .12
  Second quarter                       52  3/4        40 3/4      .12
  First quarter                        46  1/2        34 3/8      .12


  1997
  ----
  Fourth quarter                      $47 3/8        $39 5/16    $.12
  Third quarter                        49 7/16        41 3/4      .12
  Second quarter                       50 5/8         38 5/8      .12
  First quarter                        54 3/8         42          .12


The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as the Company's profitability, financial condition, cash requirements and future prospects and limitations imposed by the 1997 Amended and Restated Credit Agreement.

Item 6.  Selected Financial Data.

Information contained under the caption "Five Year Summary of Selected Financial Data" on page a5 of the Annual Financial Statements and Review of Operations is incorporated herein by reference in response to this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages a6 to a12 of the Annual Financial Statements and Review of Operations is incorporated herein by reference in response to this item.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations, Market Risk," on pages a10 to a11 of the Annual Financial Statements and Review of Operations is incorporated herein by reference in response to this item.

Item 8.  Financial Statements and Supplementary Data.

Financial statements for York International Corporation and Subsidiaries are contained on a13 to a29 of the Annual Financial Statements and Review of Operations and Summary of Quarterly Results (unaudited) are contained on page A31 of the Annual Financial Statements and Review of Operations and are incorporated herein by reference in response to this item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information contained under the caption "Election of Directors" in the Registrant's definitive 1999 Proxy Statement is incorporated herein by reference in response to this item. See Item 1 above for information concerning executive officers.

Item 11.  Executive Compensation.

Information contained under the caption "Executive Compensation" in the Registrant's definitive 1999 Proxy Statement is incorporated herein by reference in response to this item, other than the information under the subcaptions "Report of the Compensation Committee" and "Stock Performance Graph" which are not incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Information contained under the captions "Election of Directors" and "Ownership of Common Stock" in the Registrant's definitive 1999 Proxy Statement is incorporated herein by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions.

None.


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)(1) The following financial statements of York International Corporation and subsidiaries are incorporated herein by reference to pages a13 to a29 of the Financial Statements and Review of Operations:

           Consolidated Balance Sheets - as of December 31, 1998 and 1997 Consolidated Statements of Operations - years ended December 31,
            1998, 1997, and 1996
           Consolidated Statements of Cash Flows - years ended December 31,
            1998, 1997, and 1996
           Consolidated Statements of Comprehensive Income - years ended
            December 31, 1998, 1997 and 1996
           Consolidated Statements of Stockholders' Equity - years ended
            December 31, 1998, 1997 and 1996
           Notes to Consolidated Financial Statements

     (2) The following financial statement schedule for York International Corporation and subsidiaries is included herein:

           VIII Valuation and Qualifying Accounts - years ended December 31, 1998, 1997 and 1996; (Page 20 of Form 10-K)

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

      4.10 Amendment to Dividend Rights Agreement between Registrant and National Westminster Bank PLC, dated February 11, 1998 (filed herewith)

      4.11 Indenture effective as of June 1, 1998 between the Registrant and State Street Bank and Trust Company, a Massachusetts chartered trust company, as Trustee (Incorporated by reference to Exhibit 4 to the Registrant's Form 8-K, File No. 1-10863, filed on May 28, 1998)

    *10.1 Registrant's 1989 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 33-25440)

    *10.2 Registrant's Amended and Restated 1992 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-Q for the quarter ended March 31, 1997, File No. 1-10863)

    *10.3 Registrant's 1996 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-10863)

    *10.4 Bristol Compressors, Inc. Officers Retirement/Salary Continuation Plan (Incorporated by reference to Exhibit 10.4 to York International Corporation's Registration Statement on Form S-1, File No. 33-30713, filed on August 25, 1989)

    *10.5 York International Corporation Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-10863)

    *10.6 York International Corporation Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File
            No. 1-10863)

    *10.7 Form of Restricted Stock Agreement by and between Registrant and certain of its employees (Incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-10863)

    *10.8 First Amendment to the York International Corporation Executive Deferred Compensation Plan, dated as of December 2, 1994 (Incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-10863)

    *10.10 Second Amendment to the York International Corporation Executive Deferred Compensation Plan, dated as of December 17, 1996 (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File
            No. 1-10863)

    *10.11 Form of Severance Agreement entered into between the Registrant and certain of its Officers and Employees (Incorporated by references to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-10863)

    *10.12 Executive Officer Compensation Agreement between York International Corporation and John R Tucker, dated October 22, 1997 (filed herewith)

    *10.13 Executive Officer Compensation Agreement between York International Corporation and Stuart R. Amos, dated February 6, 1998 (filed herewith)

    *10.14 Executive Officer Compensation Agreement between York International Corporation and Benson K. Woo, dated June 5, 1998 (filed herewith)

    *10.15 Amendment No. 1 to the York International Corporation 1992 Omnibus Stock Plan, dated February 16, 1999 (filed herewith)

     12 Statement re: Computation of Ratio of Earnings to Fixed Charges (filed herewith)

     13 Annual Financial Statements and Review of Operations with Accountants' Certificate (filed herewith)

     21     Subsidiaries of the Registrant (filed herewith)

     23     Accountants' Consent (filed herewith)

     27     Financial Data Schedule (filed herewith Edgar Only)

* Required to be Filed as management contracts, compensatory plans or arrangements required to be identified pursuant to Item 14(c) of the registrant's report on Form 10-K.

(b)  No reports on Form 8-K have been filed during the last quarter of fiscal
1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              YORK INTERNATIONAL CORPORATION

                                  /s/ Robert N. Pokelwaldt
                                 -------------------------
                                    Robert N. Pokelwaldt
                                   Chief Executive Officer

Date:  March 26, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 26th day of March 1999.

   Signature                                 Title
   ---------                                 -----

 /S/ Robert N. Pokelwaldt       Chief Executive Officer
-------------------------       (Principal Executive Officer)
   Robert N. Pokelwaldt


 /S/ Benson K. Woo              Vice President and Chief Financial Officer
--------------------            (Principal Financial Officer)
   Benson K. Woo


 /S/ Charles F. Cargile         Controller
-------------------------       (Principal Accounting Officer)
   Charles F. Cargile


    Directors
    ---------

 /S/ Robert N. Pokelwaldt
---------------------------
   Robert N. Pokelwaldt

 /S/ Malcolm W. Gambill*
------------------------
   Malcolm W. Gambill

 /S/ Robert F. B. Logan*
------------------------
   Robert F. B. Logan

 /S/ Gerald C. McDonough*
-------------------------
   Gerald C. McDonough

 /S/ Donald M. Roberts*
-----------------------
   Donald M. Roberts

 /S/ John R. Tucker
-------------------
   John R. Tucker

 /S/ John E. Welsh*
-------------------
   John E. Welsh III

 /S/ Walter B. Wriston*
-----------------------
   Walter B. Wriston

* Pursuant to powers of attorney.

                         Independent Auditors' Report
                         ----------------------------


The Board of Directors and Stockholders
York International Corporation:

Under date of February 15, 1999, we reported on the consolidated balance sheets of York International Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG LLP


/S/ KPMG LLP


Harrisburg, Pennsylvania
February 15, 1999

SCHEDULE VIII


                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                 Years Ended December 31, 1998, 1997 and 1996

                            (thousands of dollars)


      Column A                         Column B     Column C    Column C      Column D      Column E
      --------                         ----------   ---------   -----------   ----------    ----------
                                       Balance at   Additions   Additions                   Balance at
                                       Beginning    Costs and   Other                       Close of
     Description                       of Period    Expenses    Accounts(a)   Deductions    Period
     -----------                       ----------   ---------   -----------   ----------    ----------


1998
 Allowances for Doubtful Accounts         $17,839     $ 8,206       $  -         $ 6,134      $19,911
 Warranties                               $36,280     $13,492       $  -         $13,284      $36,488

1997
 Allowances for Doubtful Accounts         $20,737     $ 6,139       $  -         $ 9,037      $17,839
 Warranties                               $33,135     $12,805       $  -         $ 9,660      $36,280

1996
 Allowances for Doubtful Accounts         $17,229     $ 5,718       $425         $ 2,635      $20,737
 Warranties                               $27,943     $15,649       $  -         $10,457      $33,135




----------
(a) Additions Charged to Other Accounts include liabilities of businesses acquired in 1996.

EXHIBIT INDEX
-------------

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

      4.9   Amendment to Share Transfer Agreement between Registrant and National Westminster Bank PLC, dated February 11, 1998 (filed herewith)

     4.10   Amendment to Dividend Rights Agreement between Registrant and National Westminster Bank PLC, dated February 11, 1998 (filed herewith)

     4.11   Indenture effective as of June 1, 1998 between the Registrant and State Street Bank and
            Trust Company, a Massachusetts chartered trust company, as Trustee (Incorporated by reference to Exhibit 4 to the Registrant's Form 8-K, File No. 1-10863, filed on May 28, 1998)

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

   *10.10   Second Amendment to the York International Corporation Executive Deferred Compensation Plan,
            dated as of December 17, 1996 (Incorporated by reference to Exhibit 3.2 to the Registrant's
            Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-10863)

   *10.11   Form of Severance Agreement entered into between the Registrant and certain of its Officers and Employees (Incorporated by references to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-10863.)


   *10.12   Executive Officer Compensation Agreement between York International Corporation and John R. Tucker, dated October 22, 1997 (filed herewith)

   *10.13   Executive Officer Compensation Agreement between York International Corporation and Stuart R. Amos, dated February 6, 1998 (filed herewith)

   *10.14   Executive Officer Compensation Agreement between York International Corporation and Benson K. Woo, dated June 5, 1998 (filed herewith)

   *10.15   Amendment No. 1 to the York International Corporation 1992 Omnibus Stock Plan,
            dated February 16, 1999 (filed herewith)

    12      Statement re: Computation of Ratio of Earnings to Fixed Charges (filed herewith)

    13      Annual Financial Statements and Review of Operations with Accountants' Certificate
            (filed herewith)

    21      Subsidiaries of the Registrant (filed herewith)

    23      Accountants' Consent (filed herewith)

    27      Financial Data Schedule (filed herewith Edgar Only)

     *      Required to be Filed as management contracts, compensatory plans or arrangements required to be identified pursuant to Item 14(c) of the registrant's report on Form 10-K.

(b)  No reports on Form 8-K have been filed during the last quarter of fiscal
1998.