Form 10-Q
period 1999-03-31
YORK INTERNATIONAL CORP /DE/
filed 1999-05-14
CIK 842662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                             Yes |X|     No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at May 12, 1999
           -----                               ---------------------------
                                                    39,880,252 shares

Common Stock, par value $.005

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                    Form 10-Q
                  For the quarterly period ended March 31, 1999

                                     INDEX
                                     -----
                                                                        Page No.
Part I. Financial Information

  Item 1.   Financial Statements

            Consolidated Condensed Statements of Operations - (Unaudited)
            Three Months Ended March 31, 1999 and 1998                      3

            Consolidated Condensed Balance Sheets -
            March 31, 1999 (Unaudited) and December 31, 1998                4

            Consolidated Condensed Statements of Cash Flows - (Unaudited)
            Three Months Ended March 31, 1999 and 1998                      5

            Supplemental Notes to Consolidated Condensed
            Financial Statements (Unaudited)                                6

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  10

Part II. Other Information

  Item 1.   Legal Proceedings                                              15

  Item 2.   Changes in Securities                                          15

  Item 3.   Defaults Upon Senior Securities                                15

  Item 4.   Submission of Matters to a Vote of Security Holders            15

  Item 5.   Other Information                                              15

  Item 6.   Exhibits and Reports on Form 8-K                               15

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Item 1

FINANCIAL STATEMENTS

Consolidated Condensed Statements of Operations (Unaudited)
-----------------------------------------------------------
(thousands except per share data)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       1999            1998
                                                    ---------       ---------
Net sales                                           $ 782,757       $ 741,988

Cost of goods sold                                    617,176         584,956
                                                    ---------       ---------

  Gross profit                                        165,581         157,032

Selling, general and
  administrative expenses                             129,094         122,436
                                                    ---------       ---------

  Income from operations                               36,487          34,596

Interest expense, net                                   9,717          11,071
Equity in (earnings) / losses of affiliates              (504)          1,307
                                                    ---------       ---------

  Income before income taxes                           27,274          22,218

Provision for income taxes                              9,000           7,554
                                                    ---------       ---------

  Income before cumulative effect
        of accounting change                           18,274          14,664
                                                    ---------       ---------

Cumulative effect of accounting change:
  Write-off of start-up activities (net of
  $442 income tax benefit)                                897              --
                                                    ---------       ---------

  Net income                                        $  17,377       $  14,664
                                                    =========       =========

Basic earnings per share:
  Income before cumulative effect of
        accounting change                           $    0.46       $    0.36
  Accounting change                                     (0.02)             --
                                                    ---------       ---------
  Net income                                        $    0.44       $    0.36
                                                    =========       =========

Diluted earnings per share:
  Income before cumulative effect of
        accounting change                           $    0.46       $    0.36
  Accounting change                                     (0.02)             --
                                                    ---------       ---------
  Net income                                        $    0.44       $    0.36
                                                    =========       =========

Cash dividends per share                            $    0.15       $    0.12
                                                    =========       =========

Weighted average common shares and common
  equivalents outstanding:
  Basic                                                39,795          40,469
  Diluted                                              39,944          40,726

See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
-------------------------------------
(thousands of dollars)

                                                  March 31, 1999    December 31,
                                                    (Unaudited)        1998
                                                  --------------    ------------
ASSETS

Current Assets:

  Cash and cash equivalents                         $   11,737      $   22,746
  Receivables                                          618,476         632,768
  Inventories:
    Raw materials                                      185,470         177,960
    Work in process                                    111,319          92,712
    Finished goods                                     289,304         266,182
                                                    ----------      ----------
      Total inventories                                586,093         536,854

  Prepayments and other current assets                 115,904         118,165
                                                    ----------      ----------

    Total current assets                             1,332,210       1,310,533

Deferred income taxes                                   33,129          30,805
Unallocated excess of cost
  over net assets acquired                             337,055         337,353
Investments in affiliates                               19,811          20,092
Property, plant and equipment, net                     380,051         374,731
Deferred charges and other assets                       33,693          33,024
                                                    ----------      ----------

     Total assets                                   $2,135,949      $2,106,538
                                                    ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Notes payable and current portion
    of long-term debt                               $   49,736      $   52,583
  Accounts payable and accrued expenses                614,448         670,797
  Income taxes                                          44,044          66,099
                                                    ----------      ----------

    Total current liabilities                          708,228         789,479

Warranties                                              39,128          36,488
Long-term debt                                         474,367         362,724
Postretirement benefit liabilities                     142,503         140,152
Other long-term liabilities                             43,230          46,896
                                                    ----------      ----------

    Total liabilities                                1,407,456       1,375,739

Stockholders' equity                                   728,493         730,799
                                                    ----------      ----------

    Total liabilities and stockholders' equity      $2,135,949      $2,106,538
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

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)
-----------------------------------------------------------
(thousands of dollars)

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                 1999           1998
                                                               --------       --------
Cash flows from operating activities:
 Net income                                                    $ 17,377       $ 14,664
 Adjustments to reconcile net income to net
   cash used by operating activities:
   Depreciation and amortization of property,
      plant & equipment                                          14,368         14,960
   Amortization of goodwill and deferred charges                  3,705          3,834
   Provision for doubtful accounts receivable                     1,502          3,254
   Cumulative effect of accounting change                           897             --
   Other                                                            798          2,175

   Change in assets and liabilities net of
    effects from purchase of other companies:
      Receivables                                                13,029        (17,462)
      Inventories                                               (50,394)       (33,658)
      Prepayments and other current assets                        2,231          3,361
      Deferred income taxes                                      (2,407)           226
      Other assets                                               (2,461)        (1,629)
      Accounts payable and accrued expenses                     (58,897)        14,875
      Income taxes                                              (22,939)         3,233
      Long-term warranties                                        2,546          4,171
      Postretirement benefit liabilities                          2,351          1,784
      Other long-term liabilities                                (3,432)          (972)
                                                               --------       --------

Net cash provided/(used) by operating activities                (81,726)        12,816
                                                               --------       --------
Cash flows from investing activities:
 Net purchases of and investments in other
   companies (net of cash acquired)                              (3,744)        (5,000)
 Capital expenditures                                           (23,356)       (13,737)
 Other                                                               22           (342)
                                                               --------       --------

Net cash used by investing activities                           (27,078)       (19,079)
                                                               --------       --------

Cash flows from financing activities:
 Common stock issued                                              1,684            425
 Treasury stock purchases                                        (6,766)          (101)
 Long term debt payments                                         (9,990)       (61,192)
 Net proceeds from issuance of bank loans                        56,673             --
 Net borrowings/(payments) on short term debt                    (2,847)        15,652
 Net proceeds from issuance of commercial paper                  64,960         53,573
 Dividends paid                                                  (5,973)        (4,869)
                                                               --------       --------

Net cash provided by financing activities                        97,741          3,488
                                                               --------       --------

Effect of exchange rate changes on cash                              54             19
                                                               --------       --------

Net decrease in cash and cash equivalents                       (11,009)        (2,756)
                                                               --------       --------

Cash and cash equivalents at beginning of period                 22,746         12,228
                                                               --------       --------

Cash and cash equivalents at end of period                     $ 11,737       $  9,472
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

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Supplemental Notes To Consolidated Condensed Financial Statements (Unaudited)
-----------------------------------------------------------------------------


(1) The consolidated condensed financial statements included herein have been prepared by the registrant pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the registrant believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1999 and December 31, 1998, the results of operations for the three months ended March 31, 1999 and 1998, and cash flows for the three months ended March 31, 1999 and 1998.

(2) The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

(3) The following tables summarize the capitalization of the Company at March 31, 1999 and at December 31, 1998 (in thousands):

                                                       March 31, 1999            December 31, 1998
                                                   ---------------------      ----------------------
                                                   Current     Long Term      Current      Long Term
                                                   -------     ---------      -------      ---------
Indebtedness:
 Bank loans                                        $48,685      $     --      $51,011      $     --
 Commercial paper, 5.01% interest                       --        64,960           --            --
 Bank lines at an average rate of 5.00%
    in 1999 and 5.61% in 1998                           --        97,676           --        41,003
 Senior notes, 6.70% interest, due June 2008            --       200,000           --       200,000
 Senior notes, 6.75% interest, due March 2003           --       100,000           --       100,000
 Other, primarily foreign bank loans                 1,051        11,731        1,572        21,721
                                                   -------      --------      -------      --------

Total notes payable and long-term debt             $49,736      $474,367      $52,583      $362,724
                                                   =======      ========      =======      ========

                                                                March 31,                December 31,
                                                                  1999                       1998
                                                                --------                   --------
Stockholders' equity:
  Common Stock $.005 par value;
    200,000 shares authorized;
    issued 44,672 shares at March 31, 1999
    and 44,616 shares at December 31, 1998                           223                   $    223
  Additional paid in capital                                     702,643                    700,959
  Retained earnings                                              301,869                    290,465
  Accumulated other comprehensive losses                         (67,662)                   (58,209)
  Treasury stock, 4,807 shares at March 31, 1999
    and 4,621 shares at December 31, 1998, at cost              (205,803)                  (199,037)
  Unearned compensation                                           (2,777)                    (3,602)
                                                                --------                   --------

Total stockholders' equity                                      $728,493                   $730,799
                                                                ========                   ========

                                    (cont'd)

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Supplemental Notes To Consolidated Condensed Financial Statements (Unaudited)
-----------------------------------------------------------------------------
(Cont'd)
--------

      The Company maintains a $500 million revolving credit facility pursuant to an Amended Credit Agreement (the Agreement) expiring on July 31, 2002. The Agreement was amended on May 28, 1997. The Agreement provides for borrowings under the facility at LIBOR plus .16% or at specified bid rates and requires a fee of .09%. At March 31, 1999 and December 31, 1998, the LIBOR rate was 4.98% and 5.06%, respectively. The Agreement, as amended, contains financial and operating covenants requiring the Company to maintain certain financial ratios and standard provisions limiting leverage, investments and liens. At March 31, 1999 and December 31, 1998, no amounts were outstanding under the Agreement.

      The Company's non-U.S. subsidiaries maintain bank credit facilities in various currencies that provided for available borrowings of $257.2 million and $269.6 million at March 31, 1999 and December 31, 1998, respectively, of which $198.1 million and $202.9 million, respectively, were unused. In some instances, borrowings against these credit facilities have been guaranteed by the Company to assure availability of funds at favorable rates.

      During the second quarter of 1997, the Company arranged four separate unsecured bank lines similar to commercial paper. These bank lines provide for total borrowings of $295 million which are expected to be reborrowed in the ordinary course of business. At March 31, 1999 and December 31, 1998, the Company had $97.7 million and $41.0 million, respectively, outstanding under these bank lines.

      Under a receivables sales agreement entered into in 1992, the Company sold a fractional ownership interest in a defined pool of trade accounts receivable for $100 million in 1999 and 1998. The sold accounts receivable are reflected as a reduction of receivables in the accompanying consolidated balance sheets. Under an Amended and Restated Receivables Sales Agreement entered into on March 26, 1997, the maximum amount of the purchasers' investment is currently $120 million and is subject to decrease based on the level of eligible accounts receivable and restrictions on concentrations of receivables. The discount rate on the receivables sold at March 31, 1999 and December 31, 1998 was approximately 4.92% and 5.30%, respectively.

      During February 1999, the Board of Directors approved an amendment to the 1992 Omnibus Stock Plan. The Amended and Restated 1992 Omnibus Stock Plan authorizes the issuance of up to 7,880,000 shares of the Company's common stock as stock options or restricted share awards, of which up to 3% of the total outstanding shares are available for restricted share awards. The exercise price of stock options granted under the Plan is not less than the fair market value of the shares on the date the option is granted. The restricted shares are granted at a price determined by the Board of Directors. In March, 1999, key employees were awarded options to purchase approximately 1.7 million shares at an exercise price of $34.625 per share.

      In February 1999, the Board of Directors authorized the Company to purchase an additional 2.5 million shares of its Common Stock over the next four years to fund the Company's Employee Stock Purchase Plan and the Amended and Restated 1992 Omnibus Stock Plan. The stock purchases are made from time to time on the open market. Under the program, 150 thousand shares and 1.1 million shares were repurchased on the open market during the first quarter of 1999 and in the full year of 1998, respectively.

(4) On February 2, 1998, the Company incurred damage to its Grantley manufacturing facility in York, PA, when tanks used for testing ruptured. The accident caused substantial damage to facilities used in steel cutting and rolling operations and heat exchanger production. The Company has taken a number of measures to limit the disruptions and costs resulting from the accident, including moving production to other Company facilities, outsourcing or subcontracting production of certain components, and establishing temporary production elsewhere at the Grantley location. The Company is rebuilding the facility and fully restoring its production capacity. The Company's rebuilding operations are expected to continue into the second quarter of 1999.

                                    (cont'd)

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Supplemental Notes To Consolidated Condensed Financial Statements (Unaudited)
-----------------------------------------------------------------------------
(Cont'd)
--------

      The Company maintains insurance for both property damage and business interruption applicable to its production facilities, including Grantley. The applicable coverage provides for deductibles of $25,000 for property damage and $25,000 for business interruption.

      Pursuant to generally accepted accounting principles, the costs of reconstructing and replacing property damaged or destroyed in the accident are recorded in the applicable property accounts, and the difference between the net book value of the assets damaged or destroyed and the related insurance recovery will be included in profit and loss upon settlement. During the first quarter of 1999 and the full year of 1998, the Company recorded credits to cost of goods sold of $4 million and $25.5 million, respectively, reflecting insurance coverage for certain incremental expenses and losses included in cost of goods sold as a result of the accident. These amounts represent only a portion of the Company's estimate of the total costs and expenses resulting from the accident which will be included in the Company's claim under business interruption coverage.

      During the first quarter of 1999 and the full year of 1998, the Company received advanced payments of $3.0 million and $19.4 million, respectively, from the insurance company representing partial payments under the property damage coverage. During the first quarter of 1999 and the full year of 1998, the Company received advanced payments of $7.0 million and $10.0 million, respectively, from the insurance company representing partial payments under the business interruption coverage. The Company and the insurance company have not agreed on any settlement or partial settlement under the property damage or business interruption coverage.

      The Company is continuing to accumulate information required to determine the total amount for property damage and business interruption related to the accident for which it will pursue recovery.

(5) The Company adopted Statement of Financial Accounting Standards No.130 "Reporting Comprehensive Income" in the first quarter of 1998. Comprehensive income is determined as follows:

      Comprehensive Income (in thousands)
      -----------------------------------
                                                Three Months Ended March 31,
                                                ----------------------------
                                                       1999       1998
                                                       ----       ----

      Net income                                   $ 17,377   $ 14,664
      Other comprehensive loss:
        Foreign currency translation adjustment       9,453      3,997
                                                   --------   --------
      Comprehensive income                         $  7,924   $ 10,667
                                                   ========   ========

(6) The Company's basic earnings per share are based upon the weighted average common shares outstanding during the period. The Company's diluted earnings per share are based upon the weighted average outstanding common shares and common share equivalents.

(7) Net income as set forth in the statements of operations is used in the computation of basic and diluted earnings per share information. Reconciliations of shares used in the computations of earnings per share are as follows (in thousands):

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                           1999       1998
                                                           ----       ----
      Weighted average common shares outstanding
        used in the computation of basic earnings
        per share                                        39,795     40,469
      Effect of dilutive securities:
         Non-vested restricted shares                       135        166
         Stock options                                       14         91
                                                         ------     ------
      Weighted average common shares and equivalents
        used in the computation of diluted earnings
        per share                                        39,944     40,726
                                                         ======     ======

                                    (cont'd)

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Supplemental Notes To Consolidated Condensed Financial Statements (Unaudited)
-----------------------------------------------------------------------------
(Cont'd)
--------

(8) The Company adopted Statement of Financial Accounting Standards No.131 "Disclosure about Segments of an Enterprise and Related Information" in the fourth quarter of 1998. The table below represents the Company's operating results by segment:

(in thousands)                                               Three Months Ended March 31,
                                                             ---------------------------
                                                                 1999            1998
                                                                 ----            ----
Sales:
  Engineered Systems Group                                    $ 324,334       $ 303,089
  Unitary Products Group                                        371,111         360,684
  Refrigeration Products Group                                   98,831          89,097
  Eliminations                                                  (11,519)        (10,882)
                                                              ---------       ---------
                                                              $ 782,757       $ 741,988
                                                              =========       =========
  Eliminations include the following intersegment sales:
  Engineered Systems Group                                    $   1,833       $   1,643
  Unitary Products Group                                          3,037           2,713
  Refrigeration Products Group                                    6,649           6,526
                                                              ---------       ---------
  Eliminations                                                $  11,519       $  10,882
                                                              =========       =========
Income from operations:
  Engineered Systems Group                                    $  16,522       $  21,193
  Unitary Products Group                                         36,738          30,899
  Refrigeration Products Group                                      820           2,358
  Eliminations, general corporate expenses
   and other non-allocated items                                (17,593)        (19,854)
                                                              ---------       ---------
                                                                 36,487          34,596
Equity in (earnings) / losses of affiliates:
  Engineered Systems Group                                         (335)            (40)
  Unitary Products Group                                           (169)          1,347
                                                              ---------       ---------
                                                                   (504)          1,307

Interest expense, net                                             9,717          11,071
                                                              ---------       ---------

Income before income taxes                                       27,274          22,218

Provision for income taxes                                        9,000           7,554
                                                              ---------       ---------

Net income before cumulative effect
  of accounting change                                        $  18,274       $  14,664
                                                              =========       =========

                                                         March 31, 1999   December 31, 1998
                                                         --------------   -----------------
Total assets:
  Engineered Systems Group                                   $  665,173      $  713,943
  Unitary Products Group                                        832,192         705,068
  Refrigeration Products Group                                  251,984         272,039
  Eliminations and other non-allocated assets                   386,600         415,488
                                                             ----------      ----------
                                                             $2,135,949      $2,106,538
                                                             ==========      ==========

(9) In January 1999, the Company recorded a charge of $897 thousand, net of $442 thousand in related income taxes, to write-off start-up activities in accordance with AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities."

(10) Reference is made to Registrant's 1998 Annual Report on Form 10-K for more detailed financial statements and footnotes.

(11) On March 27, 1999 the Company announced that it has entered into a definitive agreement to acquire Sabroe A/S, a Danish company, for $590 million ($415 million in cash and $175 million in assumed debt) subject to adjustments for changes in net equity value. Sabroe is among the largest suppliers of refrigeration systems and products in Europe, Latin America and Asia. The transaction is expected to close in the second quarter of 1999 and is subject to regulatory and other approvals.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
(in thousands)                               Three Months Ended March 31,
                                             ----------------------------
                                                 1999             1998
                                                 ----             ----
Engineered Systems Group                      $ 324,334        $ 303,089
Unitary Products Group                          371,111          360,684
Refrigeration Products Group                     98,831           89,097
Eliminations                                    (11,519)         (10,882)
                                              ---------        ---------
  Sales                                       $ 782,757        $ 741,988
                                              =========        =========

U.S.                                                 60%              58%
Non-U.S                                              40%              42%
                                              ---------        ---------
  Total                                             100%             100%
                                              =========        =========

Sales for the first quarter ended March 31, 1999 increased 5.5% to $782.8 million from $742.0 million for the same period in 1998. Sales levels increased for all business groups. From a geographic perspective, U.S. sales increased 10.2% to $471.5 million and international sales decreased 0.9% to $311.3 million. All three business groups experienced sales growth in the U.S. In Non-U.S. sales, the Middle East region experienced strong growth offset by declines in Europe and Asia.

Order backlog at March 31, 1999 was $924.1 million compared to $984.6 million as of March 31, 1998 and $879.5 million as of December 31, 1998.

Engineered Systems Group (ESG) sales increased 7.0% to $324.3 million from
------------------------
$303.1 million for the same period in 1998 primarily due to increased volume in the domestic service and equipment business and in the Middle East region.

Unitary Products Group (UPG) sales increased 2.9% to $371.1 million from $360.7
----------------------
million for the same period in 1998 primarily due to improved volume in the OEM compressor business, unitary equipment markets in North America and significant year-over-year growth in the Middle East. These increases were somewhat offset by slightly lower sales in Latin America.

Refrigeration Products Group (RPG) sales increased 10.9% to $98.8 million from
----------------------------
$89.1 million for the same period in 1998 primarily due to stronger volumes in North America somewhat offset by lower sales in Europe.

Gross profit during the first quarter ended March 31, 1999 increased 5.5% to $165.6 million (21.2% of sales) from $157.0 million (21.2% of sales) during the first quarter ended March 31, 1998. Gross margins improved approximately 100 basis points over the first quarter of 1998, after adjusting the first quarter 1998 for estimated lost sales as a result of the Grantley accident. This gross profit improvement was primarily due to improved factory performance and cost reductions in UPG and slight improvements in ESG, partially offset by lower margins in RPG as a result of product mix, poor factory performance and lower volumes in Europe.

Selling, General and Administrative expense (SG&A) were flat as a percent of sales at 16.5% as compared to the first quarter of 1998. The absolute dollar increase of 5.5% to $129.1 million during the first quarter ended March 31, 1999 from $122.4 million in 1998 is a result of continued investment in infrastructure and profit improvement initiatives.

Income from operations during the first quarter ended March 31, 1999 increased to $36.5 million (4.7% of sales) from $34.6 million (4.7% of sales) in 1998.

                                    (cont'd)

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

ESG income from operations was $16.5 million (5.1% of sales) compared to $21.2
---
million (7.0% of sales) for the same period in 1998. Excluding lost sales, variances and the insurance receivables recorded resulting from the Grantley accident, operating margins improved slightly due to more service growth versus an equipment decline and margin improvement in Asia driven by local manufacturing. Inefficiencies relating to the Grantley accident are expected to continue into the second quarter of 1999 and begin to diminish thereafter.

UPG income from operations increased 18.8% to $36.7 million (9.9% of sales) from
---
$30.9 million (8.6% of sales) for the same period in 1998. The increase is primarily due to improved plant performance, effective implementation of cost reduction programs and increased volume in the unitary markets in North America.

RPG income from operations was $0.8 million (0.8% of sales) compared to $2.4
---
million (2.7% of sales) for the same period in 1998. Income from operations decreased primarily due to the lower volume of sales in Europe, unfavorable product mix and poor factory performance.

Net interest expense decreased during the first quarter of 1999 12.6% to $9.7 million due to lower average debt levels and favorable average interest rates for foreign and variable debt.

Equity in earnings of affiliates was $0.5 million during the first quarter of 1999 as compared to a $1.3 million loss during the first quarter of 1998. The increase was primarily the result of improved performance in the UPG Scroll Technologies operation.

Provision for income taxes of $9.0 million during the first quarter of 1999 relates to both U.S. and non-U.S. operations. The effective rate is 33% for the first quarter of 1999 compared to 34% for the first quarter of 1998.

Net income, before cumulative effect of accounting change, as a result of the above factors, was $18.3 million during the first quarter of 1999 as compared to $14.7 million during the first quarter of 1998. In January of 1999, the Company recorded a $0.9 million charge, net of a $0.4 million tax benefit, to write-off start-up activities in accordance with AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities."

Liquidity and Capital Resources
-------------------------------

Working capital requirements are generally met through a combination of internally generated funds, bank lines of credit, commercial paper issuances, financing of trade receivables and credit terms from suppliers which approximate receivable terms to the Company's customers. The Company believes that these sources, including its bank lines of credit under the Amended Credit Agreement, will be sufficient to meet working capital needs during 1999. Additional sources of working capital include customer deposits and progress payments.

Working capital was $624.0 million and $521.1 million as of March 31, 1999 and December 31, 1998, respectively. Accounts receivable decreased during the first quarter of 1999 due to lower first quarter sales volume compared to the fourth quarter of 1998. Inventory levels were higher at March 31, 1999 as compared to December 31, 1998 due to first quarter inventory build-up in preparation of the North American cooling season. The current ratio was 1.88 at March 31, 1999 as compared to 1.66 at December 31, 1998.

Long-term indebtedness was $474.4 million at March 31, 1999, primarily consisting of borrowings of $300 million senior notes and bank lines. As of March 31, 1999, there were no borrowings under the revolving credit facility.

At March 31, 1999, the Company maintained a $500 million Amended Credit Agreement (the Agreement) expiring on July 31, 2002. The Agreement provides for borrowings under the facility at LIBOR plus .16% or at specified bid rates and requires a fee of .09%. At March 31, 1999, the LIBOR rate was 4.98%. The Agreement, as amended, contains financial and operating covenants requiring the Company to maintain certain financial ratios and standard provisions limiting leverage, investments and liens. The Company is in compliance with these agreements.

                                    (cont'd)

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

The Company's non-U.S. subsidiaries maintain bank credit facilities in various currencies that provide for borrowings of $257.2 million and $269.6 million at March 31, 1999 and December 31, 1998, respectively, of which $198.1 million and $202.9 million, respectively, were unused at March 31, 1999 and December 31, 1998. In some instances, borrowings against these credit facilities have been guaranteed by the Company to assure availability of funds at favorable rates.

Commercial paper borrowings are expected to be reborrowed in the ordinary course of business. The interest rate on the commercial paper was 5.01% as of March 31, 1999.

During the second quarter of 1997, the Company arranged four separate unsecured bank lines similar to commercial paper. These bank lines provide for total borrowings of $295 million which are expected to be reborrowed in the ordinary course of business. At March 31, 1999 and December 31, 1998, the Company had $97.7 million and $41.0 million, respectively, outstanding under these bank lines. The average rate on the bank lines was 5.00% and 5.61% at March 31, 1999 and December 31, 1998, respectively.

At March 31, 1999 and December 31, 1998, the Company had $300 million of Senior Notes outstanding. On June 1, 1998, the Company issued $200 million of 6.70% fixed rate Senior Notes having a maturity of ten years from the date of issue. The proceeds from the sale of the notes were used to pay down the Company's commercial paper borrowings and bank lines. The $100 million of Senior Notes issued in March 1993 bear interest at a 6.75% fixed rate and are due March 2003.

The Company sold a fractional ownership interest in a defined pool of trade accounts receivable for $100 million in 1999 and 1998. At March 31, 1999 and December 31, 1998, the discount rate on the accounts receivable sold was approximately 4.92% and 5.30%, respectively.

Because the Company's obligations under the Amended and Restated Credit Agreement and Receivables Sales Agreement bear interest at floating rates, the Company's interest costs are sensitive to changes in prevailing interest rates.

The Company believes that it will be able to satisfy its principal and interest payment obligations and its working capital and capital expenditure requirements from operating cash flows, commercial paper borrowings, availability under the revolving credit facility and advance payments received from the insurance company for accident claims submitted.

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

Capital expenditures were $23.4 million for the first quarter of 1999 compared to $13.7 million for the same period of 1998. The increase was the result of the Grantley rebuild and planned projects to improve factory performance. Capital expenditures currently anticipated for expanded capacity, cost reductions and the introduction of new products during the next twelve months will be in excess of depreciation and amortization. These expenditures will be funded from a combination of operating cash flows, availability under the revolving credit facility, commercial paper borrowings and advance payments received from the insurance company for accident claims submitted.

Cash dividends of $0.15 per share were paid on common stock in the first quarter of 1999. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as the Company's profitability, financial condition, cash requirements and future prospects.

                                    (cont'd)

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

In March 1999, the Company announced that it has entered into a definitive agreement to acquire Sabroe A/S, a Danish company, for $590 million ($415 million in cash and $175 million in assumed debt) subject to adjustments for changes in net equity value. The transaction is expected to close in the second quarter of 1999. The Company expects to finance the acquisition through issuance of commercial paper, supported by the $500 million revolving credit facility described above and additional bank revolving credit facilities.

Year 2000
---------

General information and state of readiness:

The Company's enterprise-wide Year 2000 (Y2K) Compliance Program (the Program) was initiated in February, 1997. The Company divided the Program into four dimensions: information systems; York International products and services; production equipment and facilities; and supplier capabilities.

As of the quarter ended March 31, 1999, the Company was testing, validating, and implementing internal information systems and external information systems interfaces that are Y2K compliant. These activities include, but are not limited to, evaluating existing and new hardware and software and, where necessary, replacing or modifying these system components to be Y2K compliant. In 1996, the Company determined that MAPICS would be the enterprise-wide manufacturing system. Likewise, the Company decided in 1995 to use the Lawson Financial Systems package at all U.S. locations. During the risk assessment phase of the Program, it was determined that by accelerating the deployment of these two system components the Company would remediate a significant percentage of the Y2K systems issues. Other system components as well as non-manufacturing systems internationally are being modified or replaced to achieve Y2K compliance. Testing and validation is expected to continue into the third quarter of 1999.

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

The Company has conducted an evaluation of its production equipment and process control capabilities in all manufacturing locations and is remediating those few components that are not currently Y2K compliant. Similarly, the Company has evaluated its facilities controls (e.g., elevators, telephone systems, security systems, etc.) to determine Y2K compliance. In most cases those systems were found to be Y2K compliant. In isolated situations where the facilities systems were found to be non-compliant, plans are in place for remediation by the second quarter of 1999.

The Company has required critical suppliers to certify Y2K compliance. Furthermore, the Company is establishing plans to conduct detailed evaluations with critical suppliers to verify compliance. The Company will be evaluating the necessary "Millennium Stock Levels" to be established for parts and materials that are critical to the manufacturing process. The Company will also be developing plans and necessary stock levels for single-source items. The Company will continue to develop further contingency plans throughout 1999 as necessary.

Cost:

The Company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare systems and applications for the year 2000. The cost of testing and conversion of systems and applications will not have a material effect on the Company's results of operations or financial position. A significant proportion of these costs are not likely to be incremental costs to the Company, but rather will represent the redeployment of existing information technology resources or be a component of planned system improvements.

                                    (cont'd)

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

Risks:

The Company's failure to correct or develop an adequate contingency plan to mitigate a material Y2K problem, including problems experienced by suppliers, could result in an interruption in normal business activities or operations. However, the Company is confident that the Compliance Program will allow it to complete a successful transition to the Year 2000. This statement constitutes a Year 2000 readiness disclosure by York International Corporation, under the Year 2000 Information and Readiness Disclosure Act.

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

New Accounting Standards
------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities" (the Standard). The Standard establishes comprehensive accounting and reporting standards for derivative instruments and hedging activities that require a Company to record the derivative instrument at fair value in the balance sheet. Furthermore, the derivative instrument must meet specific criteria or the change in its fair value is to be recognized in earnings in the period of change. To achieve hedge accounting treatment the derivative instrument needs to be part of a well-documented hedging strategy that describes the exposure to be hedged, the objective of the hedge and a measurable definition of its effectiveness in hedging the exposure. The Standard is effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 1999. Adoption of this statement is not expected to have a material effect on the Company's financial statements.

Forward-Looking Information - Risk Factors
------------------------------------------

To the extent the Registrant has made "forward-looking statements," certain risk factors could cause actual results to differ materially from those anticipated in such forward-looking statements including, but not limited to competition, government regulation, environmental considerations, the Year 2000 Compliance Program and the successful integration of Sabroe into the RPG. Unseasonably cool spring or summer weather in the United States or in Europe could adversely affect the Registrant's UPG residential air conditioning business. The ESG air conditioning business could be affected by a slowdown in the large chiller market and by the level of chlorofluorocarbon (CFC) retrofits. The resolution of the Grantley insurance claim for an amount greater than or less than amounts recorded could affect the Company's results. Overall performance of the Registrant continues to be affected by the economic conditions in Asia, and future anticipated performance could be affected by any serious economic downturns in other worldwide markets.

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

Item 5 Other Information

            Not Applicable

Item 6 Exhibits and Reports on Form 8-K

            (a)   Exhibit 27 Financial Data Schedule (EDGAR only)

            (b)   Reports on Form 8-K

                  On April 14, 1999, the Registrant filed Report on Form 8-K (Items 5 and 7) regarding the Registrant entering into an agreement to acquire Sabroe A/S from EQT Scandinavia and J. Lauritzen Holding Co. A press release announcing the transaction was attached to this Form 8-K filing.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned unto duly authorized.


                                    YORK INTERNATIONAL CORPORATION
                                    ------------------------------
                                               Registrant


Date     May 12, 1999                    /S/ Charles F. Cargile
     ----------------------         --------------------------------
                                    Principal Accounting Officer and
                                    Principal Financial Officer