Form 10-Q
period 1999-06-30
YORK INTERNATIONAL CORP /DE/
filed 1999-08-16
CIK 842662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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


                          Yes   X            No
                              -----             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                      Outstanding at August 11, 1999
     -----                                      ------------------------------

Common Stock, par value $.005                        39,968,940  shares

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                    Form 10-Q
                  For the Quarterly Period Ended June 30, 1999




                                      INDEX
                                      -----

                                                                           Page No.
Part I.   Financial Information

  Item 1.   Financial Statements

            Consolidated Condensed Statements of Operations - (Unaudited)
            Three Months and Six Months Ended June 30, 1999 and 1998          3

            Consolidated Condensed Balance Sheets -
            June 30, 1999 (Unaudited) and December 31, 1998                   4

            Consolidated Condensed Statements of Cash Flows - (Unaudited)
            Six Months Ended June 30, 1999 and 1998                           5

            Supplemental Notes to Consolidated Condensed
            Financial Statements (Unaudited)                                  6

  Item 2.   Management's Discussion and Analysis                             11


Part II.  Other Information

  Item 1.   Legal Proceedings                                                16

  Item 2.   Changes in Securities                                            16

  Item 3.   Defaults Upon Senior Securities                                  16

  Item 4.   Submission of Matters to a Vote of Security Holders              17

  Item 5.   Other Information                                                17

  Item 6.   Exhibits and Reports on Form 8-K                                 17

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


Item 1

FINANCIAL STATEMENTS

Consolidated Condensed Statements of Operations (Unaudited)
-----------------------------------------------------------
(thousands except per share data)

                                                          Three Months Ended June 30,              Six Months Ended June 30,
                                                          --------------------------               ------------------------
                                                           1999                1998                1999                1998
                                                           ----                ----                ----                ----
Net sales                                               $ 1,012,064         $   888,481         $ 1,794,821         $ 1,630,469

Cost of goods sold                                          780,649             693,642           1,397,825           1,278,598
                                                           --------            --------           ---------           ---------

   Gross profit                                             231,415             194,839             396,996             351,871

Selling, general and
   administrative expenses                                  147,664             120,585             276,758             243,021
Acquisition and integration expenses                         12,958                  --              12,958                  --
                                                           --------            --------           ---------           ---------

   Income from operations                                    70,793              74,254             107,280             108,850

Interest expense, net                                        12,955              10,628              22,672              21,699
Equity in (earnings) / losses of affiliates                  (2,538)               (476)             (3,042)                831
                                                           --------            --------           ---------           ---------

   Income before income taxes                                60,376              64,102              87,650              86,320

Provision for income taxes                                   19,924              21,795              28,924              29,349
                                                           --------            --------           ---------           ---------

   Income before cumulative effect
     of accounting change                                    40,452              42,307              58,726              56,971

Cumulative effect of accounting change:
   Write-off of start-up activities (net of
   $442 income tax benefit)                                      --                  --                 897                  --
                                                           --------            --------           ---------           ---------

   Net income                                           $    40,452         $    42,307         $    57,829         $    56,971
                                                           ========            ========           =========           =========

Basic earnings per share:
   Income before cumulative effect
     of accounting change                               $      1.02         $      1.04         $      1.48         $      1.40
   Accounting change                                             --                  --               (0.03)                 --
                                                               ----                ----                ----                ----
   Net income                                           $      1.02         $      1.04         $      1.45         $      1.40
                                                               ====                ====                ====                ====

Diluted earnings per share:
   Income before cumulative effect
     of accounting change                               $      1.01         $      1.03         $      1.47         $      1.39
   Accounting change                                             --                  --               (0.03)                 --
                                                               ----                ----                ----                ----
   Net income                                           $      1.01         $      1.03         $      1.44         $      1.39
                                                               ====                ====                ====                ====

Cash dividends per share                                $      0.15         $      0.12         $      0.30         $      0.24
                                                               ====                ====               =====                ====

Weighted average common shares and common
   equivalents outstanding:
   Basic                                                     39,755              40,582              39,777              40,554
   Diluted                                                   40,033              41,044              40,041              40,852

See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
-------------------------------------
(thousands of dollars)

                                                            June 30, 1999              December 31,
                                                             (Unaudited)                  1998
                                                            --------------             -----------
ASSETS

Current Assets:

  Cash and cash equivalents                                  $   16,057                $   22,746
  Receivables                                                   846,863                   632,768
  Inventories:
    Raw materials                                               199,761                   177,960
    Work in process                                             137,521                    92,712
    Finished goods                                              289,365                   266,182
                                                             ----------                ----------
      Total inventories                                         626,647                   536,854

  Prepayments and other current assets                          122,907                   118,165
                                                             ----------                ----------

    Total current assets                                      1,612,474                 1,310,533

Deferred income taxes                                             4,917                    30,805
Unallocated excess of cost
  over net assets acquired                                      782,237                   337,353
Investments in affiliates                                        25,053                    20,092
Property, plant and equipment, net                              538,782                   374,731
Deferred charges and other assets                                79,757                    33,024
                                                             ----------                ----------

     Total assets                                            $3,043,220                $2,106,538
                                                             ==========                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Notes payable and current portion
    of long-term debt                                        $  213,957                $   52,583
  Accounts payable and accrued expenses                         846,745                   670,797
  Income taxes                                                   48,076                    66,099
                                                             ----------                ----------

    Total current liabilities                                 1,108,778                   789,479

Warranties                                                       38,452                    36,488
Long-term debt                                                  936,359                   362,724
Postretirement benefit liabilities                              150,111                   140,152
Other long-term liabilities                                      44,369                    46,896
                                                             ----------                ----------

    Total liabilities                                         2,278,069                 1,375,739

Stockholders' equity                                            765,151                   730,799
                                                             ----------                ----------

    Total liabilities and stockholders' equity               $3,043,220                $2,106,538
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

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)
-----------------------------------------------------------
(thousands of dollars)

                                                                                      Six Months Ended June 30,
                                                                                   ------------------------------
                                                                                   1999                      1998
                                                                                   ----                      ----
Cash flows from operating activities:
  Net income                                                                    $  57,829                 $  56,971
  Adjustments to reconcile net income to net
    cash used by operating activities:
     Depreciation and amortization of property,
        plant & equipment                                                          29,942                    29,405
     Amortization of goodwill and deferred charges                                  8,236                     8,188
     Provision for doubtful accounts receivable                                     3,477                     3,512
     Cumulative effect of accounting change                                           897                        --
     Other                                                                           (547)                    3,514
     Change in assets and liabilities net of
      effects from purchase of other companies:
        Receivables                                                               (77,213)                 (143,436)
        Inventories                                                                 2,896                    23,565
        Prepayments and other current assets                                        5,944                     3,718
        Deferred income taxes                                                      (4,615)                   (3,223)
        Other assets                                                              (10,538)                   (3,362)
        Accounts payable and accrued expenses                                     (59,119)                   33,026
        Income taxes                                                              (21,248)                   35,350
        Long-term warranties                                                        1,934                     8,067
        Postretirement benefit liabilities                                          3,842                     2,521
        Other long-term liabilities                                                (2,635)                     (854)
                                                                                ---------                 ---------

Net cash provided / (used) by operating activities                                (60,918)                   56,962
                                                                                ---------                 ---------

Cash flows from investing activities:
  Net purchases of and investments in other
     companies (net of cash acquired)                                            (402,754)                   (5,000)
  Capital expenditures                                                            (46,942)                  (22,326)
  Other                                                                               393                       150
                                                                                ---------                 ---------

Net cash used by investing activities                                            (449,303)                  (27,176)
                                                                                ---------                 ---------

Cash flows from financing activities:
  Common stock issued                                                               3,232                     9,254
  Treasury stock purchases                                                         (6,782)                     (290)
  Long term debt payments                                                          (7,483)                  (88,015)
  Proceeds from issuance of senior notes                                               --                   198,310
  Net borrowings on short term debt                                                73,605                    12,284
  Net payments on commercial paper                                                     --                  (153,184)
  Proceeds from issuance of commercial paper                                      452,868                        --
  Dividends paid                                                                  (11,959)                   (9,770)
                                                                                ---------                 ---------

Net cash provided / (used) by financing activities                                503,481                   (31,411)
                                                                                ---------                 ---------

Effect of exchange rate changes on cash                                                51                        68
                                                                                ---------                 ---------

Net decrease in cash and cash equivalents                                          (6,689)                   (1,557)
                                                                                ---------                 ---------

Cash and cash equivalents at beginning of period                                   22,746                    12,228
                                                                                ---------                 ---------

Cash and cash equivalents at end of period                                      $  16,057                 $  10,671
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

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Supplemental Notes To Consolidated Condensed Financial Statements (Unaudited)
-----------------------------------------------------------------------------


(1) The consolidated condensed financial statements included herein have been prepared by the registrant pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the registrant believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1999 and December 31, 1998, the results of operations for the three and six month periods ended June 30, 1999 and 1998, and cash flows for the six months ended June 30, 1999 and 1998. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

(2) The following tables summarize the capitalization of the Company at June 30, 1999 and at December 31, 1998 (in thousands):

                                                                 June 30, 1999                       December 31, 1998
                                                            ----------------------             --------------------------
                                                            Current        Long Term           Current           Long Term
                                                            -------        ---------           -------           ---------
         Indebtedness:
          Bank loans                                      $    83,356     $          -       $    51,011     $          -
          Commercial paper, 5.23% interest                          -          452,868                 -                -
          Bank lines at an average rate of 5.27%
             in 1999 and 5.61% in 1998                         83,925           47,132                 -           41,003
          Senior notes, 6.70% interest, due June 2008               -          200,000                 -          200,000
          Senior notes, 6.75% interest, due March 2003              -          100,000                 -          100,000
          Term loans, 4.05% interest, due July 2004             3,361           70,056                 -                -
          Other, primarily foreign bank loans                  43,315           66,303             1,572           21,721
                                                            ---------        ---------           -------          -------

         Total notes payable and long-term debt           $   213,957     $    936,359       $    52,583     $    362,724
                                                            =========        =========           =======          =======

                                                                             June 30,                         December 31,
                                                                              1999                               1998
                                                                              ----                               ----
         Stockholders' equity:
           Common Stock $.005 par value;
             200,000 shares authorized;
             issued 44,712 shares at June 30, 1999
             and 44,616 shares at December 31, 1998                       $        224                       $        223
           Additional paid in capital                                          704,190                            700,959
           Retained earnings                                                   336,335                            290,465
           Accumulated other comprehensive losses                              (67,821)                           (58,209)
           Treasury stock, 4,807 shares at June 30, 1999
             and 4,621 shares at December 31, 1998, at cost                   (205,819)                          (199,037)
           Unearned compensation                                                (1,958)                            (3,602)
                                                                              --------                           --------

         Total stockholders' equity                                        $   765,151                        $   730,799
                                                                              ========                           ========


                                    (cont'd)

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Supplemental Notes To Consolidated Condensed Financial Statements (Unaudited)
-----------------------------------------------------------------------------
(Cont'd)
--------

         During the second quarter of 1999, the Company established a $400 million 364-day Revolving Credit Agreement (the Revolver) and amended the $500 million Amended Credit Agreement (the Credit Agreement) expiring on July 31, 2002. The Revolver and the Credit Agreement amendment were effective on June 3, 1999 and provide for borrowings under the facility at LIBOR plus 0.45%. If borrowings greater than 33% of either facility are utilized, the rate increases to LIBOR plus 0.55%. The Company pays a fee of 0.10% for each facility and the Credit Agreement allows for borrowings at specified bid rates. At June 30, 1999 and December 31, 1998, the LIBOR rate was 5.28% and 5.06%, respectively. The Revolver and the Credit Agreement, as amended, contain financial and operating covenants requiring the Company to maintain certain financial ratios and standard provisions limiting leverage, investments and liens. The Company was in compliance with these financial and operating covenants at June 30, 1999 and December 31, 1998. No amounts were outstanding under either of these agreements.

         The Company's non-U.S. subsidiaries maintain bank credit facilities in various currencies that provide for borrowings of up to $378.5 million and $269.6 million at June 30, 1999 and December 31, 1998, respectively, of which $185.5 million and $202.9 million, respectively, were unused at June 30, 1999 and December 31, 1998. In some instances, borrowings against these credit facilities have been guaranteed by the Company to assure availability of funds at favorable rates.

         During the second quarter of 1997, the Company arranged four separate unsecured bank lines similar to commercial paper. These bank lines provide for total borrowings of up to $295 million which are expected to be reborrowed in the ordinary course of business. At June 30, 1999 and December 31, 1998, the Company had $131.1 million and $41.0 million, respectively, outstanding under these bank lines.

         Commercial paper borrowings are expected to be reborrowed in the ordinary course of business. Commercial paper borrowings were also the primary source of funds used to finance the acquisition of Sabroe A/S. The interest rate on the commercial paper was 5.23% as of June 30, 1999.

         The Company also maintains a $73.4 million Danish Kroner term loan, at a 4.05% fixed rate, that is repayable in semi-annual payments of $7.3 million with a final maturity of July 2004.

         Under a receivables sales agreement entered into in 1992, the Company sold a fractional ownership interest in a defined pool of trade accounts receivable for $100 million in 1999 and 1998. The sold accounts receivable are reflected as a reduction of receivables in the accompanying consolidated balance sheets. Under an Amended and Restated Receivables Sales Agreement entered into on March 26, 1997, the maximum amount of the purchasers' investment is currently $120 million and is subject to decrease based on the level of eligible accounts receivable and restrictions on concentrations of receivables. The discount rate on the receivables sold at June 30, 1999 and December 31, 1998 was approximately 5.09% and 5.30%, respectively.

         In February 1999, the Board of Directors authorized the Company to purchase an additional 2.5 million shares of its Common Stock over the next four years which can be used to fund the Company's Employee Stock Purchase Plan and the Amended and Restated 1992 Omnibus Stock Plan. The stock purchases are made from time to time on the open market. Under the program, 150 thousand shares and 1.1 million shares were repurchased on the open market during the first two quarters of 1999 and in the full year of 1998, respectively.

(3) On February 2, 1998, the Company incurred damage to its Grantley manufacturing facility in York, PA, when tanks used for testing ruptured. The accident caused substantial damage to facilities used in steel cutting and rolling operations and heat exchanger production. The Company has taken a number of measures to limit the disruptions and costs resulting from the accident, including moving production to other Company facilities, outsourcing or subcontracting production of certain components, and establishing temporary production elsewhere at the Grantley location. The Company is rebuilding the facility and fully restoring its production capacity. The Company's rebuilding operations were substantially completed during the second quarter of 1999.

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

         Pursuant to generally accepted accounting principles, the costs of reconstructing and replacing property damaged or destroyed in the accident are recorded in the applicable property accounts, and the difference between the net book value of the assets damaged or destroyed and the related insurance recovery will be included in profit and loss upon settlement. During the first two quarters of 1999 and the full year of 1998, the Company recorded credits to cost of goods sold of $6.0 million and $25.5 million, respectively, reflecting insurance coverage for certain incremental expenses and losses included in cost of goods sold as a result of the accident. These amounts represent only a portion of the Company's estimate of the total costs and expenses resulting from the accident which have been included in the Company's claim under business interruption coverage.

         During the first two quarters of 1999 and the full year of 1998, the Company received advanced payments of $3.9 million and $19.4 million, respectively, from the insurance company representing partial payments under the property damage coverage. During the first two quarters of 1999 and the full year of 1998, the Company received advanced payments of $12.0 million and $10.0 million, respectively, from the insurance company representing partial payments under the business interruption coverage. Additionally, on July 23, 1999, the Company received an additional business interruption advance of $5.0 million. The Company and the insurance company have settled on a portion of the claim under the property damage coverage but have not agreed on any settlement under the remaining property damage or business interruption coverage.

(4) The Company adopted Statement of Financial Accounting Standards No.130 "Reporting Comprehensive Income" in the first quarter of 1998. Comprehensive income is determined as follows:

         Comprehensive Income (in thousands)
         -----------------------------------

                                                    Three Months Ended June 30,         Six Months Ended June 30,
                                                    ---------------------------         -------------------------
                                                      1999              1998             1999               1998
                                                      ----              ----             ----               ----
Net income                                          $40,452           $42,307           $57,829           $56,971
Other comprehensive loss:
  Foreign currency translation adjustment               159             9,157             9,612            13,154
                                                    -------           -------           -------           -------

Comprehensive income                                $40,293           $33,150           $48,217           $43,817
                                                    =======           =======           =======           =======

(5) The Company's basic earnings per share are based upon the weighted average common shares outstanding during the period. The Company's diluted earnings per share are based upon the weighted average outstanding common shares and common share equivalents.

(6) Net income as set forth in the statements of operations is used in the computation of basic and diluted earnings per share information. Reconciliations of shares used in the computations of earnings per share are as follows (in thousands):

                                                                   Three Months Ended June 30,     Six Months Ended June 30,
                                                                   ---------------------------     -------------------------
                                                                      1999            1998            1999            1998
                                                                      ----            ----            ----            ----
Weighted average common shares outstanding used
  in the computation of basic earnings per share                     39,755          40,582          39,777          40,554
Effect of dilutive securities:
    Non-vested restricted shares                                        130             168             130             168
    Stock options                                                       148             294             134             130
                                                                     ------          ------          ------          ------
Weighted average common shares and equivalents used
  in the computation of diluted earnings per share                   40,033          41,044          40,041          40,852
                                                                     ======          ======          ======          ======

                                    (cont'd)

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Supplemental Notes To Consolidated Condensed Financial Statements (Unaudited)
-----------------------------------------------------------------------------
(Cont'd)
--------

(7) The Company adopted Statement of Financial Accounting Standards No.131 "Disclosure about Segments of an Enterprise and Related Information" in the fourth quarter of 1998. The table below represents the Company's operating results by segment:


         (in thousands)                                               Three Months Ended June 30,        Six Months Ended June 30,
                                                                      ---------------------------        -------------------------
                                                                         1999             1998             1999             1998
                                                                         ----             ----             ----             ----
         Sales:
           Unitary Products Group                                    $   466,805      $   430,859      $   837,916      $   791,543
           Engineered Systems Group                                      376,934          359,049          701,268          662,138
           Refrigeration Products Group                                  179,237          109,827          278,068          198,924
           Eliminations                                                  (10,912)         (11,254)         (22,431)         (22,136)
                                                                     -----------      -----------      -----------      -----------
                                                                     $ 1,012,064      $   888,481      $ 1,794,821      $ 1,630,469
                                                                     ===========      ===========      ===========      ===========
           Eliminations include the following
             intersegment sales:
           Unitary Products Group                                    $     3,719      $     2,799      $     6,756      $     5,512
           Engineered Systems Group                                        2,558            3,108            4,391            4,751
           Refrigeration Products Group                                    4,635            5,347           11,284           11,873
                                                                     -----------      -----------      -----------      -----------
                                                                     $    10,912      $    11,254      $    22,431      $    22,136
                                                                     ===========      ===========      ===========      ===========

         Income from operations:

           Unitary Products Group                                    $    58,894      $    51,682      $    95,632      $    82,581
           Engineered Systems Group                                       33,288           30,530           49,810           51,723
           Refrigeration Products Group                                   11,408            8,014           12,228           10,372
           Eliminations, general corporate expenses
             and other non-allocated items                               (32,797)         (15,972)         (50,390)         (35,826)
                                                                     -----------      -----------      -----------      -----------
                                                                          70,793           74,254          107,280          108,850
         Equity in (earnings)/losses of affiliates:
           Unitary Products Group                                         (1,732)             (85)          (1,901)           1,262
           Engineered Systems Group                                         (560)            (391)            (895)            (431)
           Refrigeration Products Group                                     (246)            --               (246)            --
                                                                     -----------      -----------      -----------      -----------
                                                                          (2,538)            (476)          (3,042)             831


         Interest expense, net                                            12,955           10,628           22,672           21,699
                                                                     -----------      -----------      -----------      -----------

         Income before income taxes                                       60,376           64,102           87,650           86,320

         Provision for income taxes                                       19,924           21,795           28,924           29,349
                                                                     -----------      -----------      -----------      -----------

         Net income before cumulative effect
           of accounting change                                      $    40,452      $    42,307      $    58,726      $    56,971
                                                                     ===========      ===========      ===========      ===========

                                                                    June 30, 1999  December 31, 1998
                                                                    -------------  -----------------
         Total assets:
           Unitary Products Group                                    $   844,167      $   705,068
           Engineered Systems Group                                      711,261          713,943
           Refrigeration Products Group                                  660,415          272,039
           Eliminations and other non-allocated assets                   827,377          415,488
                                                                     -----------      -----------
                                                                     $ 3,043,220      $ 2,106,538
                                                                     ===========      ===========

(8) In January 1999, the Company recorded a charge of $0.9 million, net of $0.4 million in related income taxes, to write-off start-up activities in accordance with AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities."

                                   (cont'd)

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Supplemental Notes To Consolidated Condensed Financial Statements (Unaudited)
-----------------------------------------------------------------------------
(Cont'd)
--------

(9) On June 10, 1999, the Company acquired all of the outstanding capital stock of Sabroe A/S (Sabroe), a Danish company, for $407.1 million in cash and assumed debt of $216.0 million. Sabroe is a world leader in supplying refrigeration systems and products.

         The Company is developing a plan for restructuring and integrating Sabroe into the York Refrigeration Group. As restructuring plans are finalized and actions implemented, the allocation of the purchase price may change. In connection with the acquisition, the following amounts were considered in the allocation of the purchase price: acquisition expenses of $7.3 million; $54.9 million accrued for the anticipated closure of Sabroe facilities and personnel rationalizations that are expected to be substantially completed within the first year of operation; and deferred taxes of $30.4 million.

         The acquisition has been accounted for under the purchase method of accounting and the Sabroe assets, liabilities and results of operations, since acquisition, have been included in the consolidated financial statements. The preliminary allocation of the purchase price and other costs as discussed above resulted in the following components of intangible assets, based on independent appraisals and other information, and related straight-line amortization periods:

                                        Amount (thousands)   Amortization period
                                        ------------------   -------------------
         Unallocated excess of cost
           over net assets acquired               $449,469              30 years
         Trademark and tradenames                   35,480              30 years
         Proprietary technology and
           patents                                   2,050              15 years
                                                  --------
         Total intangibles                        $486,999
                                                  ========

         Acquisition transaction and integration expenses of approximately $13.0 million were recorded in the second quarter primarily relating to the cost and loss on an option to fix the price of the acquisition.

         The following unaudited pro forma summary combines the consolidated results of operations of the Company and Sabroe as if the acquisition had occurred at the beginning of 1999 for 1999 information and at the beginning of 1998 for 1998 information. The pro forma summary includes adjustments for amortization expense as a result of unallocated excess of cost over net assets acquired and other intangible assets as presented above, interest expense on acquisition debt issued to finance the purchase, adjusted depreciation expense as a result of new fixed assets bases, and estimated income tax effect of the pro forma adjustments. The pro forma summary is for informational purposes only and may not necessarily reflect the results of operations of the Company had Sabroe operated as part of the Company for the periods presented.

         (thousands, except per share data)
         Six Months Ended June 30,                      1999                                    1998
         -------------------------                      ----                                    ----
                                           Historical          Proforma            Historical          Proforma
                                           ----------          --------            ----------          --------
         Net sales                         $1,794,821         $2,028,393           $1,630,469         $1,915,938
         Net income before cumulative
           effect of accounting change         58,726             40,307               56,971             50,161

         Net income                            57,829             39,410               56,971             50,161
         Diluted earnings per share:
           Before cumulative effect
            of accounting change           $     1.47         $     1.01           $     1.39         $     1.23
                                           ==========         ==========           ==========         ==========
         Net income                        $     1.44         $     0.98           $     1.39         $     1.23
                                           ==========         ==========           ==========         ==========

(10) Reference is made to Registrant's 1998 Annual Report on Form 10-K for more detailed financial statements and footnotes.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations
---------------------
(in thousands)                             Three Months Ended June 30,                  Six Months Ended June 30,
                                           ---------------------------                  -------------------------
                                           1999                  1998                  1999                  1998
                                           ----                  ----                  ----                  ----
Unitary Products Group                 $   466,805           $   430,859           $   837,916           $   791,543
Engineered Systems Group                   376,934               359,049               701,268               662,138
Refrigeration Products Group               179,237               109,827               278,068               198,924
Eliminations                               (10,912)              (11,254)              (22,431)              (22,136)
                                       -----------           -----------           -----------           -----------
   Sales                               $ 1,012,064           $   888,481           $ 1,794,821           $ 1,630,469
                                       ===========           ===========           ===========           ===========

U.S.                                            55%                   61%                   57%                   60%
Non-U.S                                         45%                   39%                   43%                   40%
                                               ---                   ---                   ---                   ---
   Total                                       100%                  100%                  100%                  100%
                                               ===                   ===                   ===                   ===

Sales for the three months ended June 30, 1999 increased 13.9% to $1,012.1 million from $888.5 million for the same period in 1998. Net sales for the six months ended June 30, 1999 increased 10.1% to $1,794.8 million as compared to $1,630.5 million for the six months ended June 30, 1998. From a geographic perspective for the three months ended June 30, 1999, U.S. sales increased 2.5% to $557.8 million and Non-U.S. sales increased 31.9% to $454.3 million. The increase in Non-U.S. sales, is primarily related to improvement in the Asian markets and Sabroe sales since its acquisition in June.

Order backlog at June 30, 1999 was $1,220.6 million compared to $971.0 million as of June 30, 1998 and $879.5 million as of December 31, 1998.

Unitary Products Group (UPG) sales for the three months ended June 30, 1999
----------------------
increased 8.3% to $466.8 million from $430.9 million for the same period in 1998. Year-to-date sales increased 5.9% to $837.9 million. The increases were primarily due to improved volume in the OEM compressor business and significant year-over-year growth in Europe and the Middle East.

Engineered Systems Group (ESG) sales for the three months ended June 30, 1999
------------------------
increased 5.0% to $376.9 million from $359.0 million for the same period in 1998. Year-to-date sales increased 5.9% to $701.3 million. The increases were primarily due to increased volume in domestic aftermarket service and chiller equipment sales and improvement in Asia.

Refrigeration Products Group (RPG) sales for the three months ended June 30,
----------------------------
1999 increased 63.2% to $179.2 million from $109.8 million for the same period in 1998, primarily due to the inclusion of Sabroe since its acquisition in June. Excluding the Sabroe sales, RPG sales were down 1.2%. Year-to-date sales increased 39.8% to $278.1 million and excluding Sabroe, sales were up 4.3%.

Gross profit during the second quarter ended June 30, 1999 increased 18.8% to $231.4 million (22.9% of sales) from $194.8 million (21.9% of sales) during the second quarter ended June 30, 1998. This gross profit improvement was primarily due to improved factory performance and cost reductions in UPG and in ESG, partially offset by lower margins in RPG as a result of product mix, factory performance and lower volumes in Europe. Gross profit for the six months ended June 30, 1999 increased 12.8% to $397.0 million (22.1% of sales) from $351.9 million (21.6% of sales) during the same six months of 1998.

                                   (cont'd)

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Selling, General and Administrative expenses (SG&A) were higher during the second quarter ended June 30, 1999 at $147.7 million (14.6% of sales) from $120.6 million (13.6% of sales) during the second quarter of 1998. For the six months ended June 30, 1999, SG&A expenses increased to $276.8 million (15.4% of sales) compared to $243.0 million (14.9% of sales) for the six months ended June 30, 1998. The increase is primarily due to the Sabroe acquisition and selective investments in profit improvement initiatives, research and development and Information Technology.

Included in income from operations are acquisition transaction and integration expenses of approximately $13.0 million, primarily relating to the cost and loss on an option to fix the price of the acquisition.

As a result of the above factors, income from operations for the second quarter of 1999 was $70.8 million compared to $74.3 million for the second quarter of 1998. Income from operations for the six months ended June 30, 1999 was $107.3 million compared to $108.9 million for the same six months of 1998.

UPG income from operations in the second quarter increased 14.0% to $58.9
---
million (12.6% of sales) from $51.7 million (12.0% of sales) for the same period in 1998. Year-to-date income from operations increased 15.8% to $95.6 million. The increase is primarily due to improved plant performance on higher volume and effective implementation of cost reduction programs. These increases were somewhat offset by poor performance in Latin America.

ESG income from operations in the second quarter increased 9.2% to $33.3 million
---
(8.8% of sales) compared to $30.5 million (8.5% of sales) for the same period in 1998. Income from operations improved due to growth in the higher margin service business, the success of new product introductions and better margins in Asia driven by local manufacturing. These increases were offset by weaknesses in Latin America. Income from operations for the six months ended June 30, 1999 was $49.8 million compared to $51.7 million in 1998.

RPG income from operations in the second quarter increased to $11.4 million
---
(6.4% of sales) compared to $8.0 million (7.3% of sales) for the same period in 1998 primarily due to the inclusion of Sabroe since its acquisition in June. Income from operations for the six months ended June 30, 1999 was $12.2 million compared to $10.4 million in 1998.

Net interest expense increased during the second quarter of 1999 to $13.0 million due to increased debt levels from the Sabroe acquisition. Excluding the Sabroe financing, lower average debt levels and favorable average interest rates for foreign and variable debt would have contributed to lower interest expense. Year-to-date interest expense was $22.7 million compared to $21.7 million for the same six months in 1998.

Equity in earnings of affiliates was $2.5 million during the second quarter of 1999 as compared to a $0.5 million during the second quarter of 1998. The increase was primarily the result of improved performance in the UPG Scroll Technologies operation. Year-to-date equity in earnings of affiliates was $3.0 million compared to a six months year-to-date loss in 1998 of $0.8 million.

Provision for income taxes of $19.9 million during the second quarter of 1999 and $28.9 million for year-to-date 1999 relate to both U.S. and non-U.S. operations. The effective rate was 33% for the second quarter of 1999 compared to 34% for the second quarter of 1998.

Net income, as a result of the above factors, was $40.5 million ($1.01 per share) during the second quarter of 1999 as compared to $42.3 million ($1.03 per share) during the second quarter of 1998. For the six months ended June 30, 1999, net income, before cumulative effect of accounting change, increased to $58.7 million ($1.47 per share) compared to $57.0 million ($1.39 per share) in the first six months of 1998. In January of 1999, the Company recorded a $0.9 million charge, net of a $0.4 million tax benefit, to write-off start-up activities in accordance with AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." Excluding the $13 million ($8.7 million after tax) of acquisition and integration expenses, net income for the quarter was $49.1 million ($1.23 per share).

                                   (cont'd)

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources
-------------------------------

Working capital requirements are generally met through a combination of internally generated funds, bank lines of credit, commercial paper issuances, financing of trade receivables and credit terms from suppliers which approximate receivable terms to the Company's customers. The Company believes that these sources, including its $400 million 364-day Revolver and its $500 million Amended Credit Agreement described below, will be sufficient to meet working capital needs during 1999. Additional sources of working capital include customer deposits and progress payments.

Working capital was $503.7 million and $521.1 million as of June 30, 1999 and December 31, 1998, respectively. The accounts receivable increase at June 30, 1999 was due to higher second quarter sales volume compared to the fourth quarter of 1998 and the addition of Sabroe. Inventory levels were higher at June 30, 1999 as compared to December 31, 1998 almost entirely due to the acquisition of Sabroe. The notes payable and current portion of long-term debt increased as a result of financing the Sabroe acquisition. The current ratio was
1.45 at June 30, 1999 as compared to 1.66 at December 31, 1998.

Long-term indebtedness was $936.4 million at June 30, 1999, primarily consisting of borrowings of $452.9 million in commercial paper, $300 million of senior notes, $70.1 million in Danish term loans and bank lines.

At June 30, 1999, the Company had available a $400 million 364-day Revolving Credit Agreement (the Revolver) and a $500 million Amended Credit Agreement (the Credit Agreement) expiring on July 31, 2002. The Revolver and the Credit Agreement amendment were effective on June 3, 1999 and provide for borrowings under the facility at LIBOR plus 0.45%. If borrowings greater than 33% of either facility are utilized, the rate increases to LIBOR plus 0.55%. The Company pays a fee of 0.10% for each facility and the Credit Agreement allows for borrowings at specified bid rates. At June 30, 1999, the LIBOR rate was 5.28%. The Revolver and the Credit Agreement, as amended, contain financial and operating covenants requiring the Company to maintain certain financial ratios and standard provisions limiting leverage, investments and liens. The Company was in compliance with these financial and operating covenants at June 30, 1999. No amounts were outstanding under either of these agreements.

The Company's non-U.S. subsidiaries maintain bank credit facilities in various currencies that provide for borrowings of $378.5 million and $269.6 million at June 30, 1999 and December 31, 1998, respectively, of which $185.5 million and $202.9 million, respectively, were unused at June 30, 1999 and December 31, 1998. In some instances, borrowings against these credit facilities have been guaranteed by the Company to assure availability of funds at favorable rates.

Commercial paper borrowings are expected to be reborrowed in the ordinary course of business. Commercial paper borrowings were also the primary source of funds used to finance the acquisition of Sabroe. The interest rate on the commercial paper was 5.23% as of June 30, 1999.

During the second quarter of 1997, the Company arranged four separate unsecured bank lines similar to commercial paper. These bank lines provide for total borrowings of $295 million which are expected to be reborrowed in the ordinary course of business. At June 30, 1999 and December 31, 1998, the Company had $131.1 million and $41.0 million, respectively, outstanding under these bank lines. The average rate on the bank lines was 5.27% and 5.61% at June 30, 1999 and December 31, 1998, respectively.

At June 30, 1999 and December 31, 1998, the Company had $300 million of Senior Notes outstanding. On June 1, 1998, the Company issued $200 million of 6.70% fixed rate Senior Notes having a maturity of ten years from the date of issue. The proceeds from the sale of the notes were used to pay down the Company's commercial paper borrowings and bank lines. The $100 million of Senior Notes issued in March 1993 bear interest at a 6.75% fixed rate and are due March 2003.

The Company also maintains a $73.4 million Danish Kroner term loan, at a 4.05% fixed rate, that is repayable in semi-annual payments of $7.3 million with a final maturity of July 2004.

                                   (cont'd)

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company sold a fractional ownership interest in a defined pool of trade accounts receivable for $100 million in 1999 and 1998. At June 30, 1999 and December 31, 1998, the discount rate on the accounts receivable sold was approximately 5.09% and 5.30%, respectively.

Because the Company's obligations under the Revolver, the Credit Agreement and Receivables Sales Agreement bear interest at floating rates, the Company's interest costs are sensitive to changes in prevailing interest rates.

The Company believes that it will be able to satisfy its principal and interest payment obligations and its working capital and capital expenditure requirements from operating cash flows, commercial paper borrowings, availability under the Revolver, the Credit Agreement and advance payments received from the insurance company for accident claims submitted.

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

Capital expenditures were $46.9 million for the six months ended June 30, 1999 compared to $22.3 million for the same period of 1998. The increase was the result of the Grantley rebuild, planned projects to improve factory performance and information technology hardware and software. Capital expenditures currently anticipated for expanded capacity, cost reductions and the introduction of new products during the next twelve months are expected to be in excess of depreciation and amortization. These expenditures will be funded from a combination of operating cash flows, availability under the revolving credit facility, commercial paper borrowings and advance payments received from the insurance company for accident claims submitted.

Cash dividends of $0.15 per share were paid on common stock in the second quarter of 1999. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as the Company's profitability, financial condition, cash requirements and future prospects.

Acquisition of Sabroe
---------------------

On June 10, 1999, the Company acquired all of the outstanding capital stock of Sabroe A/S (Sabroe), a Danish company for $407.1 million in cash and assumed debt of $216.0 million. Sabroe is a world leader in supplying refrigeration systems and products. The Company financed the acquisition through issuance of commercial paper, supported by a $500 million and $400 million revolving credit facility, both of which are described above.

The Company is developing a plan for restructuring and integrating Sabroe into the York Refrigeration Group. The Company expects to finalize, approve and communicate the plan in the third quarter of 1999. The plan will include a restructuring charge expensed in the third quarter of 1999. As Sabroe restructuring plans are finalized and actions implemented, the allocation of the purchase price may change. In connection with the acquisition, the following amounts were considered in the allocation of the purchase price: acquisition expenses of $7.3 million; $54.9 million accrued for the anticipated closure of Sabroe facilities and personnel rationalizations that are expected to be substantially completed within the first year of operation; and deferred taxes of $30.4 million.

Year 2000
---------

General information and state of readiness:
The Company's enterprise-wide Year 2000 (Y2K) Compliance Program (the Program) was initiated in February, 1997. The Company divided the Program into four dimensions: information systems; York International products and services; production equipment and facilities; and supplier capabilities.

                                   (cont'd)

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

As of the quarter ended June 30, 1999, the Company was testing, validating, and implementing internal information systems and external information systems interfaces that are Y2K compliant. These activities include, but are not limited to, evaluating existing and new hardware and software and, where necessary, replacing or modifying these system components to be Y2K compliant. In 1996, the Company determined that MAPICS would be the enterprise-wide manufacturing system. Likewise, the Company decided in 1995 to use the Lawson Financial Systems package at all U.S. locations. During the risk assessment phase of the Program, it was determined that by accelerating the deployment of these two system components the Company would remediate a significant percentage of the Y2K systems issues. Other system components as well as non-manufacturing systems internationally are being modified or replaced to achieve Y2K compliance. Testing and validation is expected to continue into the third quarter of 1999.

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

The Company has conducted an evaluation of its production equipment and process control capabilities in all manufacturing locations and is remediating those few components that are not currently Y2K compliant. Similarly, the Company has evaluated its facilities controls (e.g., elevators, telephone systems, security systems, etc.) to determine Y2K compliance. In most cases those systems were found to be Y2K compliant. In isolated situations where the facilities systems were found to be non-compliant, remediation has occurred as of June 30, 1999.

The Company has required critical suppliers to certify Y2K compliance. Furthermore, the Company is conducting detailed evaluations with critical suppliers to verify compliance. The Company will be evaluating the necessary "Millennium Stock Levels" to be established for parts and materials that are critical to the manufacturing process. The Company will also be developing plans and necessary stock levels for single-source items. The Company will continue to develop further contingency plans throughout 1999 as necessary.

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

                                   (cont'd)

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

New Accounting Standards
------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.133, "Accounting for Derivative Instruments and Hedging Activities" (the Standard). The Standard establishes comprehensive accounting and reporting standards for derivative instruments and hedging activities that require a Company to record the derivative instrument at fair value in the balance sheet. Furthermore, the derivative instrument must meet specific criteria or the change in its fair value is to be recognized in earnings in the period of change. To achieve hedge accounting treatment the derivative instrument needs to be part of a well-documented hedging strategy that describes the exposure to be hedged, the objective of the hedge and a measurable definition of its effectiveness in hedging the exposure. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS No. 137 delays the Standard effective date to the beginning of the first quarter of the fiscal year beginning after June 15, 2000. Adoption of this statement is not expected to have a material effect on the Company's financial statements.

Forward-Looking Information - Risk Factors
------------------------------------------

To the extent the Registrant has made "forward-looking statements," certain risk factors could cause actual results to differ materially from those anticipated in such forward-looking statements including, but not limited to competition, government regulation, environmental considerations, the Year 2000 Compliance Program and the successful integration of Sabroe into the RPG. Unseasonably cool spring or summer weather in the United States or in Europe could adversely affect the Registrant's UPG residential air conditioning business. The ESG air conditioning business could be affected by a slowdown in the large chiller market and by the level of chlorofluorocarbon (CFC) retrofits. The resolution of the Grantley insurance claim for an amount greater than or less than amounts recorded could affect the Company's results. Overall performance of the Registrant in the second quarter of 1999 was affected by less robust economic conditions in Latin America, and future anticipated performance could be affected by any serious economic downturns in Latin America and other worldwide markets.


                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings

                 Not Applicable


Item 2   Changes in Securities

                 Not Applicable


Item 3   Defaults Upon Senior Securities

                 Not Applicable

                           PART II - OTHER INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Item 4    Submission of Matters to a Vote of Security Holders

          (a) The Registrant's Annual Meeting of Stockholders was held on May 13, 1999.

          (b) Proxies were solicited for the meeting. All nominees for Director were elected and item (c) 2, 3 and 4 (see below) were approved.

          (c) The following votes were cast at the Annual Meeting for the matters indicated below:

               1.  Election of Directors                   Votes For                Votes Withheld
                   ---------------------                   ---------                --------------
                   Malcolm W. Gambill                     34,577,887                       406,004
                   Robert F. B. Logan                     34,578,535                       405,356
                   Gerald C. McDonough                    34,399,612                       584,279
                   Robert N. Pokelwaldt                   34,575,145                       408,746
                   Donald M. Roberts                      34,581,459                       402,432
                   John R. Tucker                         34,580,840                       403,051
                   James E. Urry                          34,582,148                       401,743
                   John E. Welsh                          34,581,812                       402,079
                   Walter B. Wriston                      34,574,673                       409,218

               2.  Proposal of the Amendment               Votes For                 Votes Against
                   of the Company's Employee               ---------                 -------------
                   Stock Purchase Plan                    34,171,550                       494,369

               3.  Proposal of the Amendment               Votes For                 Votes Against
                   of the Company's 1996                   ---------                 -------------
                   Incentive Compensation Plan            33,344,124                     1,304,366

               4.  The appointment of KPMG                 Votes For                 Votes Against
                   LLP as independent auditors             ---------                 -------------
                                                          34,898,262                        19,367

Item 5     Other Information

          (a) On July 15, 1999, York International Corporation announced the appointment of Robert C. Galvin to the position of Corporate Vice President and Chief Financial Officer.


Item 6    Exhibits and Reports on Form 8-K

          (a) Exhibit 4.1 - SECOND AMENDMENT, dated as of June 3, 1999, to the Amended and Restated Credit Agreement among YORK INTERNATIONAL CORPORATION, the several banks and other financial institutions from time to time parties thereto and CANADIAN IMPERIAL BANK OF COMMERCE, acting through its New York Agency, as agent for the Banks thereunder.

               Exhibit 4.2 - 364-DAY REVOLVING CREDIT AGREEMENT, dated as of June 3, 1999, among York International Corporation, the several banks and other financial institutions from time to time parties to this Agreement and Canadian Imperial Bank of Commerce, acting through its New York Agency as administrative agent for the Banks hereunder.

               Exhibit 10.1 - Amendment No. 1 to the York International Corporation Amended and Restated 1992 Omnibus Stock Plan effective February 16, 1999.

               Exhibit 10.2 - York International Corporation 1996 Incentive Compensation Plan (Amended and Restated Effective January 1,
               1999).

               Exhibit 27 Financial Data Schedule (EDGAR only)

                                   (cont'd)

                           PART II - OTHER INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Item 6    Exhibits and Reports on Form 8-K (continued)

          (b)  Reports on Form 8-K

               On June 25, 1999, the Registrant filed Report on Form 8-K
               (Items 2 and 7) regarding the Registrant's acquisition of all outstanding capital stock of Sabroe A/S from J. Lauritzen Holding A/S and other shareholders of Sabroe A/S. The Share Sale and Purchase Agreement was attached to this 8-K as an exhibit.

               The Company omitted from this report the financial statements and proforma financial information required by Item 7 (a) and (b) of Form 8-K. Such financial information will be filed by amendment within 60 days after the date of filing the Form 8-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned unto duly authorized.


                                   YORK INTERNATIONAL CORPORATION
                                   ------------------------------
                                            Registrant





Date   August 11, 1999                 /s/ Charles F. Cargile
    ---------------------          ------------------------------
                                   (Principal Accounting Officer)