Form 10-Q
period 1999-09-30
YORK INTERNATIONAL CORP /DE/
filed 1999-11-15
CIK 842662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


                     Yes   X            No
                        ------            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                   Outstanding at November 12, 1999
     -----                                   --------------------------------

Common Stock, par value $.005                      38,971,157 shares

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                    Form 10-Q
                For the Quarterly Period Ended September 30, 1999




                                      INDEX


                                                                                          Page No.
Part I.  Financial Information

  Item 1.         Financial Statements

                  Consolidated Condensed Statements of Operations - (Unaudited)
                  Three Months and Nine Months Ended September 30, 1999 and 1998              3

                  Consolidated Condensed Balance Sheets -
                  September 30, 1999 (Unaudited) and December 31, 1998                        4

                  Consolidated Condensed Statements of Cash Flows - (Unaudited)
                  Nine Months Ended September 30, 1999 and 1998                               5

                  Supplemental Notes to Consolidated Condensed
                  Financial Statements (Unaudited)                                            6

  Item 2.         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                      12


Part II.  Other Information

  Item 1.         Legal Proceedings                                                          19

  Item 2.         Changes in Securities                                                      19

  Item 3.         Defaults Upon Senior Securities                                            19

  Item 4.         Submission of Matters to a Vote of Security Holders                        19

  Item 5.         Other Information                                                          19

  Item 6.         Exhibits and Reports on Form 8-K                                           19

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


Item 1

FINANCIAL STATEMENTS

Consolidated Condensed Statements of Operations (Unaudited)
-----------------------------------------------------------
(thousands except per share data)

                                                        Three Months Ended Sept. 30,                Nine Months Ended Sept. 30,
                                                      --------------------------------          ---------------------------------
                                                          1999                1998                  1999                 1998
                                                      -----------          -----------          -----------           -----------
Net sales                                             $   970,360          $   810,355          $ 2,765,181           $ 2,440,824

Cost of goods sold                                        781,288              626,574            2,179,113             1,905,172
                                                      -----------          -----------          -----------           -----------

   Gross profit                                           189,072              183,781              586,068               535,652

Selling, general and administrative expenses              148,661              121,864              425,419               364,885
Acquisition, integration, restructuring
   and other charges                                       22,159                 --                 35,117                  --
                                                      -----------          -----------          -----------           -----------

   Income from operations                                  18,252               61,917              125,532               170,767

Gain on sale of business                                    9,627                 --                  9,627                  --
Interest expense, net                                      19,063               10,069               41,735                31,768
Equity in earnings of affiliates                            1,132                  974                4,174                   143
                                                      -----------          -----------          -----------           -----------

   Income before income taxes                               9,948               52,822               97,598               139,142

Provision for income taxes                                  6,172                5,568               35,096                34,917
                                                      -----------          -----------          -----------           -----------

   Income before cumulative effect
     of accounting change                                   3,776               47,254               62,502               104,225

Cumulative effect of accounting change:
   Write-off of start-up activities (net of
     $442 income tax benefit)                                --                   --                    897                  --
                                                      -----------          -----------          -----------           -----------

   Net income                                         $     3,776          $    47,254          $    61,605           $   104,225
                                                      ===========          ===========          ===========           ===========

Basic earnings per share:
   Income before cumulative effect
     of accounting change                             $      0.09          $      1.17          $      1.57           $      2.57
   Accounting change                                         --                   --                  (0.02)                 --
                                                      -----------          -----------          -----------           -----------
   Net income                                         $      0.09          $      1.17          $      1.55           $      2.57
                                                      ===========          ===========          ===========           ===========

Diluted earnings per share:
   Income before cumulative effect
     of accounting change                             $      0.09          $      1.16          $      1.56           $      2.55
   Accounting change                                         --                   --                  (0.02)                 --
                                                      -----------          -----------          -----------           -----------
   Net income                                         $      0.09          $      1.16          $      1.54           $      2.55
                                                      ===========          ===========          ===========           ===========

Cash dividends per share                              $      0.15          $      0.12          $      0.45           $      0.36
                                                      ===========          ===========          ===========           ===========

Weighted average common shares and common
   equivalents outstanding:
   Basic                                                   39,893               40,548               39,853                40,534
   Diluted                                                 40,275               40,738               40,103                40,801

See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
-------------------------------------
(thousands of dollars)


                                                      Sept. 30, 1999        December 31,
                                                        (Unaudited)            1998
                                                      --------------       -------------
ASSETS

Current Assets:

  Cash and cash equivalents                             $   34,383          $   22,746
  Receivables                                              690,458             632,768
  Inventories:
    Raw materials                                          207,421             177,960
    Work in process                                        136,720              92,712
    Finished goods                                         299,911             266,182
                                                        ----------          ----------
      Total inventories                                    644,052             536,854

  Prepayments and other current assets                     104,880             118,165
                                                        ----------          ----------

    Total current assets                                 1,473,773           1,310,533

Deferred income taxes                                        6,939              30,805
Unallocated excess of cost
  over net assets acquired                                 770,986             337,353
Investments in affiliates                                   25,813              20,092
Property, plant and equipment, net                         538,726             374,731
Deferred charges and other assets                           82,801              33,024
                                                        ----------          ----------

     Total assets                                       $2,899,038          $2,106,538
                                                        ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Notes payable and current portion
    of long-term debt                                   $  116,246          $   52,583
  Accounts payable and accrued expenses                    822,069             670,797
  Income taxes                                              30,322              66,099
                                                        ----------          ----------

    Total current liabilities                              968,637             789,479

Warranties                                                  38,862              36,488
Long-term debt                                             920,996             362,724
Postretirement benefit liabilities                         151,431             140,152
Other long-term liabilities                                 49,878              46,896
                                                        ----------          ----------

    Total liabilities                                    2,129,804           1,375,739

Stockholders' equity                                       769,234             730,799
                                                        ----------          ----------

    Total liabilities and stockholders' equity          $2,899,038          $2,106,538
                                                        ==========          ==========



See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES



Consolidated Condensed Statements of Cash Flows (Unaudited)
-----------------------------------------------------------
(thousands of dollars)
                                                                               Nine Months Ended Sept. 30,
                                                                             -------------------------------
                                                                               1999                1998
                                                                             ---------           ---------
Cash flows from operating activities:
  Net income                                                                 $  61,605           $ 104,225
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization of property,
        plant & equipment                                                       46,883              43,588
     Amortization of goodwill and deferred charges                              15,652              12,010
     Provision for doubtful accounts receivable                                  7,862               5,364
     Cumulative effect of accounting change                                        897                --
     Gain on sale of business                                                   (9,627)               --
     Effect of non-cash charges                                                 38,503                --
     Other                                                                         789               3,518
     Change in assets and  liabilities net of effects from purchase of other companies and sale of business:
        Receivables                                                              2,517             (77,749)
        Inventories                                                            (33,336)            (31,334)
        Prepayments and other current assets                                    21,969              21,618
        Deferred income taxes                                                   (6,808)               (927)
        Other assets                                                           (15,254)            (10,611)
        Accounts payable and accrued expenses                                  (88,975)             62,929
        Income taxes                                                           (40,099)             34,878
        Long-term warranties                                                     2,501               7,489
        Postretirement benefit liabilities                                       5,162               3,322
        Other long-term liabilities                                              3,309              (7,890)
                                                                             ---------           ---------

Net cash provided by operating activities                                       13,550             170,430
                                                                             ---------           ---------

Cash flows from investing activities:
  Purchases of and investments in other
     companies (net of cash acquired)                                         (405,226)             (6,550)
  Proceeds from sale of business (net of cash disposed)                         35,512                --
  Capital expenditures                                                         (70,924)            (34,721)
  Other                                                                            393                 150
                                                                             ---------           ---------

Net cash used by investing activities                                         (440,245)            (41,121)
                                                                             ---------           ---------

Cash flows from financing activities:
  Common stock issued                                                            7,873              10,045
  Treasury stock purchases                                                      (7,610)            (23,007)
  Long term debt payments                                                       (5,091)           (122,610)
  Proceeds from issuance of senior notes                                          --               198,310
  Net payments on short term debt                                              (24,106)             (9,551)
  Net (payments on)/proceeds from issuance
     of commercial paper                                                       435,113            (167,782)
  Proceeds from sale of accounts receivable                                     50,000                --
  Dividends paid                                                               (17,956)            (14,627)
                                                                             ---------           ---------

Net cash provided/(used) by financing activities                               438,223            (129,222)
                                                                             ---------           ---------

Effect of exchange rate changes on cash                                            109                  97
                                                                             ---------           ---------

Net increase in cash and cash equivalents                                       11,637                 184

Cash and cash equivalents at beginning of period                                22,746              12,228
                                                                             ---------           ---------

Cash and cash equivalents at end of period                                   $  34,383           $  12,412
                                                                             =========           =========

See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Supplemental Notes To Consolidated Condensed Financial Statements (Unaudited)


(1) The consolidated condensed financial statements included herein have been prepared by the registrant pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the registrant believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1999 and December 31, 1998, the results of operations for the three and nine month periods ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

(2) The following tables summarize the capitalization of the Company at September 30, 1999 and at December 31, 1998 (in thousands):

                                                                 Sept. 30, 1999               December 31, 1998
                                                             ------------------------      ------------------------
                                                              Current       Long Term      Current       Long Term
                                                             ---------      ---------      --------      ----------
         Indebtedness:
          Bank loans                                         $ 63,359       $   --         $ 51,011       $   --
          Commercial paper, 6.10% interest                       --          435,113           --             --
          Bank lines at an average rate of 5.56%
             in 1999 and 5.61% in 1998                          9,615         64,887           --           41,003
          Senior notes, 6.70% interest, due June 2008            --          200,000           --          200,000
          Senior notes, 6.75% interest, due March 2003           --          100,000           --          100,000
          Term loans, 4.05% interest, due July 2004            14,755         59,019           --             --
          Other, primarily foreign term debt                   28,517         61,977          1,572         21,721
                                                             --------       --------       --------       --------

         Total notes payable and long-term debt              $116,246       $920,996       $ 52,583       $362,724
                                                             ========       ========       ========       ========


                                                                    Sept. 30,       December 31,
                                                                       1999            1998
                                                                    ---------       -----------
         Stockholders' equity:
           Common Stock $.005 par value;
             200,000 shares authorized;
             issued 44,856 shares at September 30, 1999
             and 44,616 shares at December 31, 1998                 $     224        $     223
           Additional paid in capital                                 710,412          700,959
           Retained earnings                                          334,114          290,465
           Accumulated other comprehensive losses                     (67,339)         (58,209)
           Treasury stock, 4,826 shares at September 30, 1999
             and 4,621 shares at December 31, 1998, at cost          (206,647)        (199,037)
           Unearned compensation                                       (1,530)          (3,602)
                                                                    ---------        ---------

         Total stockholders' equity                                 $ 769,234        $ 730,799
                                                                    =========        =========




                                   (Continued)

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Supplemental Notes To Consolidated Condensed Financial Statements (Unaudited) (Cont'd)

         During the second quarter of 1999, the Company established a $400 million 364-day Revolving Credit Agreement (the Revolver) and amended the $500 million Amended Credit Agreement (the Credit Agreement) expiring on July 31, 2002. The Revolver and the Credit Agreement amendment were effective on June 3, 1999 and provide for borrowings under the facility at LIBOR plus 0.45%. If borrowings greater than 33% of either facility are utilized, the rate increases to LIBOR plus 0.55%. The Company pays a fee of 0.10% for each facility and the Credit Agreement allows for borrowings at specified bid rates. At September 30, 1999 and December 31, 1998, the LIBOR rate was 6.13% and 5.06%, respectively. The Revolver and the Credit Agreement, as amended, contain financial and operating covenants requiring the Company to maintain certain financial ratios and standard provisions limiting leverage, investments and liens. The Company was in compliance with these financial and operating covenants at September 30, 1999 and December 31, 1998. No amounts were outstanding under either of these agreements.

         The Company's non-U.S. subsidiaries maintain bank credit facilities in various currencies that provide for borrowings of up to $405.1 million and $269.6 million at September 30, 1999 and December 31, 1998, respectively, of which $317.1 million and $202.9 million, respectively, were unused at September 30, 1999 and December 31, 1998. In some instances, borrowings against these credit facilities have been guaranteed by the Company to assure availability of funds at favorable rates.

         Commercial paper borrowings are expected to be reborrowed in the ordinary course of business. Commercial paper borrowings were also the primary source of funds used to finance the acquisition of Sabroe A/S. The interest rate on the commercial paper was 6.10% as of September 30, 1999.

         During the second quarter of 1997, the Company arranged four separate unsecured bank lines similar to commercial paper. These bank lines provide for total borrowings of up to $320 million which are expected to be reborrowed in the ordinary course of business. At September 30, 1999 and December 31, 1998, the Company had $74.5 million and $41.0 million, respectively, outstanding under these bank lines.

         The Company also maintains a $73.8 million Danish Kroner term loan, at a 4.05% fixed rate, that is repayable in semi-annual payments of $7.3 million with a final maturity of July 2004. The Company's non-U.S. subsidiaries maintain other term debt of $65.9 million at various interest rates.

         The Company established a receivables sales agreement in 1992. Under an Amended and Restated Receivables Sales Agreement entered into on September 28, 1999, the maximum amount of the purchasers' investment increased from $120 million to $150 million and is subject to decrease based on the level of eligible accounts receivable and restrictions on concentrations of receivables. The balance of the sold accounts receivable was $150 million and $100 million at September 30, 1999, and December 31, 1998, respectively. The sold accounts receivable are reflected as a reduction of receivables in the accompanying consolidated balance sheets. The discount rate on the receivables sold was approximately 5.58% and 5.30% at September 30, 1999 and December 31, 1998, respectively.

         In February 1999, the Board of Directors authorized the Company to purchase an additional 2.5 million shares of its Common Stock over the four subsequent years which can be used to fund the Company's Employee Stock Purchase Plan and the Amended and Restated 1992 Omnibus Stock Plan. The stock purchases are made from time to time on the open market. Under the program, 150,000 shares were repurchased on the open market during the first three quarters of 1999 and 1.1 million in the full year of 1998. In addition, during October 1999, the Company repurchased 1.1 million shares for approximately $27.1 million.

(3) On February 2, 1998, the Company incurred damage to its Grantley manufacturing facility in York, PA, when tanks used for testing ruptured. The accident caused substantial damage to facilities used in steel cutting and rolling operations and heat exchanger production. The Company took a number of measures to limit the disruptions and costs resulting from the accident, including moving production to other Company facilities, outsourcing or subcontracting production of certain components, and establishing temporary production elsewhere at the Grantley location. The Company's rebuilding operations were substantially completed during the second quarter of 1999, fully restoring its production capacity.

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

         Pursuant to generally accepted accounting principles, the costs of reconstructing and replacing property damaged or destroyed in the accident are recorded in the applicable property accounts, and the difference between the net book value of the assets damaged or destroyed and the related insurance recovery will be included in profit and loss upon settlement. During the first three quarters of 1999 and the full year of 1998, the Company recorded credits to cost of goods sold of $6.0 million and $25.5 million, respectively, reflecting insurance coverage for certain incremental expenses and losses included in cost of goods sold as a result of the accident. These amounts represent only a portion of the Company's estimate of the total costs and expenses resulting from the accident which have been included in the Company's claim under business interruption coverage.

         During the first three quarters of 1999 and the full year of 1998, the Company received advanced payments of $3.9 million and $19.4 million, respectively, from the insurance company representing partial payments under the property damage coverage. During the first three quarters of 1999 and the full year of 1998, the Company received advanced payments of $20.0 million and $10.0 million, respectively, from the insurance company representing partial payments under the business interruption coverage. Additionally, on November 9, 1999, the Company received an additional property damage advance of $2.3 million and an additional business interruption advance of $1.7 million. The Company and the insurance company have settled on a portion of the claim under the property damage coverage but have not agreed on any settlement under the remaining property damage or business interruption coverage.

(4) The Company adopted Statement of Financial Accounting Standards No.130 "Reporting Comprehensive Income" in the first quarter of 1998. Comprehensive income is determined as follows:


         Comprehensive Income (in thousands)
         -----------------------------------
                                                       Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,
                                                       ---------------------------    ---------------------------
                                                           1999             1998          1999           1998
                                                         --------        --------       --------       --------
         Net income                                      $  3,776        $ 47,254       $ 61,605       $104,225
         Other comprehensive (gains) / loss:
           Foreign currency translation adjustment           (482)          2,136          9,130         10,818
                                                         --------        --------       --------       --------

         Comprehensive income                            $  4,258        $ 45,118       $ 52,475       $ 93,407
                                                         ========        ========       ========       ========

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

(6) Net income as set forth in the statements of operations is used in the computation of basic and diluted earnings per share information. Reconciliations of shares used in the computations of earnings per share are as follows (in thousands):

                                                       Three Months Ended Sept. 30,         Nine Months Ended Sept. 30,
                                                       ----------------------------        ----------------------------
                                                            1999         1998                   1999         1998
                                                           ------       ------                 ------       ------
         Weighted average common shares
           outstanding used in the computation
           of basic earnings per share                     39,893       40,548                 39,853       40,534
         Effect of dilutive securities:
             Non-vested restricted shares                      77          164                     77          164
             Stock options                                    305           26                    173          103
                                                           ------       ------                 ------       ------
         Weighted average common shares
             and equivalents used in the computation
             of diluted earnings per share                 40,275       40,738                 40,103       40,801
                                                           ======       ======                 ======       ======

                                   (Continued)

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Supplemental Notes To Consolidated Condensed Financial Statements (Unaudited) (Cont'd)

(7) The Company adopted Statement of Financial Accounting Standards No.131 "Disclosure about Segments of an Enterprise and Related Information" in the fourth quarter of 1998. The table below represents the Company's operating results by segment:

         (in thousands)                                       Three Months Ended Sept. 30,          Nine Months Ended Sept. 30,
                                                            -------------------------------       -------------------------------
                                                                1999               1998               1999               1998
                                                            -----------        -----------        -----------        -----------
         Sales:
           Unitary Products Group                           $   357,998        $   361,685        $ 1,195,914        $ 1,153,228
           Engineered Systems Group                             358,262            345,486          1,059,530          1,007,624
           Refrigeration Products Group                         267,237            113,840            545,305            312,764
           Eliminations                                         (13,137)           (10,656)           (35,568)           (32,792)
                                                            -----------        -----------        -----------        -----------
                                                            $   970,360        $   810,355        $ 2,765,181        $ 2,440,824
                                                            ===========        ===========        ===========        ===========
           Eliminations include the following
            intersegment sales:
           Unitary Products Group                           $     4,062        $     3,152        $    10,818        $     8,664
           Engineered Systems Group                               2,920              2,370              7,311              7,121
           Refrigeration Products Group                           6,155              5,134             17,439             17,007
                                                            -----------        -----------        -----------        -----------
                                                            $    13,137        $    10,656        $    35,568        $    32,792
                                                            ===========        ===========        ===========        ===========

         Income from operations:

           Unitary Products Group                           $    34,175        $    39,843        $   129,807        $   122,424
           Engineered Systems Group                              26,780             31,822             76,590             83,545
           Refrigeration Products Group                          15,391              6,234             27,619             16,606
           Eliminations, general corporate expenses
             and other non-allocated items                      (58,094)           (15,982)          (108,484)           (51,808)
                                                            -----------        -----------        -----------        -----------
                                                                 18,252             61,917            125,532            170,767
         Equity in (earnings) / losses of affiliates:
           Unitary Products Group                                  (686)              (487)            (2,587)               775
           Engineered Systems Group                                (232)              (487)            (1,127)              (918)
           Refrigeration Products Group                            (214)              --                 (460)              --
                                                            -----------        -----------        -----------        -----------
                                                                 (1,132)              (974)            (4,174)              (143)


         Interest expense, net                                   19,063             10,069             41,735             31,768
                                                            -----------        -----------        -----------        -----------

         Income before income taxes                               9,948             52,822             97,598            139,142

         Provision for income taxes                               6,172              5,568             35,096             34,917
                                                            -----------        -----------        -----------        -----------

         Net income before cumulative effect
           of accounting change                             $     3,776        $    47,254        $    62,502        $   104,225
                                                            ===========        ===========        ===========        ===========


                                                           Sept. 30, 1999    Dec. 31, 1998
                                                           --------------    -------------
         Total assets:
           Unitary Products Group                            $  771,962       $  705,068
           Engineered Systems Group                             705,367          713,943
           Refrigeration Products Group                         671,633          272,039
           Eliminations and other non-allocated assets          750,076          415,488
                                                             ----------       ----------
                                                             $2,899,038       $2,106,538
                                                             ==========       ==========

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

         The Company is in process of executing the approved plan for restructuring and integrating Sabroe into the York Refrigeration Group. The plan included a restructuring charge expensed in the third quarter of 1999. As Sabroe restructuring actions are implemented, the allocation of the purchase price may change. In connection with the acquisition, the following amounts were considered in the allocation of the purchase price: acquisition expenses of $7.3 million; accruals of $42.9 million for the anticipated closure of Sabroe facilities and personnel rationalizations that are expected to be substantially completed within the first year of operation; and deferred taxes of $30.4 million.

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

                                              Amount (thousands)         Amortization period
                                              ------------------         -------------------
         Unallocated excess of cost over
           net assets acquired                    $437,469                  30 years
         Trademark and tradenames                   35,480                  30 years
         Proprietary technology and patents          2,050                  15 years
                                                  --------
         Total intangibles                        $474,999
                                                  ========

         Acquisition transaction and integration expenses of approximately $13.0 million were recorded in the second quarter primarily relating to the cost and loss on an option to fix the price of the acquisition. Integration expenses of $1.2 million were recorded in the third quarter primarily relating to employee relocation, office integration activities and product training.

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

         (thousands, except per share data)
         Nine Months Ended Sept. 30,                     1999                             1998
         ---------------------------                     ----                             ----
                                             Historical        Proforma        Historical        Proforma
                                             ----------       ----------       ----------       ----------
         Net sales                           $2,765,181       $2,998,753       $2,440,824       $2,876,789
         Net income before cumulative
           effect of accounting change           62,502           53,534          104,225           91,115

         Net income                              61,605           52,637          104,225           91,115
         Diluted earnings per share:
           Before cumulative effect
             of accounting change            $     1.56       $     1.33       $     2.55       $     2.23
                                             ==========       ==========       ==========       ==========
         Net income                          $     1.54       $     1.31       $     2.55       $     2.23
                                             ==========       ==========       ==========       ==========


                                   (Continued)

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Supplemental Notes To Consolidated Condensed Financial Statements (Unaudited) (Cont'd)

(10) In the third quarter of 1999, the Company recorded a charge in cost of goods sold of $17.5 million to write-down inventory to the lower of cost or market. Integration of the Refrigeration business, principally discontinuation of Gram product lines resulted in $6.1 million of the inventory write-down. Deteriorating economic conditions in Latin America and Eastern Europe resulted in inventory write-downs of $3.5 million and $4.1 million, respectively. Faulty gas engines in a UPG unit accounted for additional inventory write-downs of $2.8 million. The remaining $1.0 million of inventory write-downs related to ESG operations in the U.S. and Australia.

         In the third quarter of 1999, the Company recorded charges of $10.0 million related to the integration of Sabroe into the York Refrigeration business. The Company also recorded a charge of $12.2 million for restructuring and downsizing other Company operations not impacted by the Sabroe acquisition. The Refrigeration charge consists of integration expenses of $1.2 million, $4.5 million for costs relating to manufacturing facilities, principally the closure of the Gram manufacturing facility in Denmark, $3.2 million for employee terminations and $1.1 million for costs related to the closure of duplicate sales and service offices in Europe and Asia. Other Company charges consist of $3.4 related to asset write-downs, principally in Latin America and Eastern Europe due to the current economic conditions in those regions, $4.9 million of charges primarily warranty, contract disputes, and closing costs for the Airside factory in Salisbury, North Carolina, and $3.9 million for employee terminations.

(10) The Company recorded a gain of $9.6 million on the sale of Viron, the Company's performance contracting business, in the third quarter of 1999.

(11) Reference is made to Registrant's 1998 Annual Report on Form 10-K for more detailed financial statements and footnotes.

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Net Sales (in thousands)                      Three Months Ended Sept. 30,            Nine Months Ended Sept. 30,
                                            -------------------------------         -------------------------------
                                                1999                1998                1999               1998
                                            -----------         -----------         -----------         -----------
         Unitary Products Group             $   357,998         $   361,685         $ 1,195,914         $ 1,153,228
         Engineered Systems Group               358,262             345,486           1,059,530           1,007,624
         Refrigeration Products Group           267,237             113,840             545,305             312,764
         Eliminations                           (13,137)            (10,656)            (35,568)            (32,792)
                                            -----------         -----------         -----------         -----------
            Net Sales                       $   970,360         $   810,355         $ 2,765,181         $ 2,440,824
                                            ===========         ===========         ===========         ===========

         U.S                                         51%                 59%                 55%                 59%
         Non-U.S                                     49%                 41%                 45%                 41%
                                            -----------         -----------         -----------         -----------
            Total                                   100%                100%                100%                100%
                                            ===========         ===========         ===========         ===========

Sales for the three months ended September 30, 1999 increased 19.7% to $970.4 million from $810.4 million for the same period in 1998. Net sales for the nine months ended September 30, 1999 increased 13.3% to $2,765.2 million as compared to $2,440.8 million for the nine months ended September 30, 1998. From a geographic perspective for the three months ended September 30, 1999, U.S. sales increased 4.5% to $497.0 million and Non-U.S. sales increased 41.4% to $473.4 million. The increase in Non-U.S. sales, is primarily related to Sabroe sales included subsequent to the acquisition in June 1999.

Order backlog at September 30, 1999 was $1,149.0 million compared to $952.8 million as of September 30, 1998 and $879.5 million as of December 31, 1998.

Unitary Products Group (UPG) sales for the three months ended September 30, 1999 decreased 1.0% to $358.0 million from $361.7 million for the same period in 1998. The reduction is primarily due to lower equipment volume in Latin America. Year-to-date sales increased 3.7% to $1,195.9 million primarily due to improved volume in the OEM compressor business and growth in Europe and the Middle East. The year-to-date increase was partially offset by lower equipment volume in Latin America.

Engineered Systems Group (ESG) sales for the three months ended September 30, 1999 increased 3.7% to $358.3 million from $345.5 million for the same period in 1998. Year-to-date sales increased 5.2% to $1,059.5 million. The increases were primarily due to increased volume in domestic aftermarket service and chiller equipment sales and improvement in Europe. These improvements were partially offset by decreased volume in the Airside business.

Refrigeration Products Group (RPG) sales for the three months ended September 30, 1999 increased 134.7% to $267.2 million from $113.8 million for the same period in 1998, due to the inclusion of Sabroe since its acquisition in June. Excluding the Sabroe sales, RPG sales were down 12.9%. Year-to-date sales increased 74.4% to $545.3 million. Excluding Sabroe, sales were down 2.0%.

In the third quarter of 1999, the Company recorded a charge in cost of goods sold of $17.5 million to write-down inventory to the lower of cost or market. Integration of the Refrigeration business, principally discontinuation of Gram product lines resulted in $6.1 million of the inventory write-down. Deteriorating economic conditions in Latin America and Eastern Europe resulted in inventory write-downs of $3.5 million and $4.1 million, respectively. Faulty gas engines in a UPG unit accounted for additional inventory write-downs of $2.8 million. The remaining $1.0 million of inventory write-downs related to ESG operations in the U.S. and Australia.



                                   (Continued)

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Excluding the write-down of $17.5 million of inventory (discussed above), gross profit during the third quarter ended September 30, 1999 increased 12.4% to $206.6 million (21.3% of sales) from $183.8 million (22.7% of sales) during the same period in 1998. The gross profit dollar increase was due to the impact of Sabroe. The gross profit percent reduction was due to poor results in Latin America and the Airside business of ESG. Gross profit for the nine months ended September 30, 1999 increased 12.7% to $603.6 million (21.8% of sales) from $535.7 million (21.9% of sales) during the same nine months of 1998. This gross profit improvement was due to the impact of Sabroe, the higher margin ESG service business, and the improved factory performance and cost reductions in UPG. These increases were offset by the poor performance in Latin America and the Airside business of ESG.

Selling, General and Administrative expenses (SG&A) were higher during the third quarter ended September 30, 1999 at $148.7 million (15.3% of sales) up from $121.9 million (15.0% of sales) during the third quarter of 1998. For the nine months ended September 30, 1999, SG&A expenses increased to $425.4 million (15.4% of sales) compared to $364.9 million (14.9% of sales) for the nine months ended September 30, 1998. The increase is due to the Sabroe acquisition and selective investments in research and development, information technology and profit improvement initiatives.

In the third quarter of 1999, the Company recorded charges of $10.0 million related to the integration of Sabroe into the York Refrigeration business. The Company also recorded a charge of $12.2 million for restructuring and downsizing other Company operations not impacted by the Sabroe acquisition. The Refrigeration charge consists of integration expenses of $1.2 million, $4.5 million for costs relating to manufacturing facilities, principally the closure of the Gram manufacturing facility in Denmark, $3.2 million for employee terminations and $1.1 million for costs related to the closure of duplicate sales and service offices in Europe and Asia. Other Company charges consist of $3.4 related to asset write-downs, principally in Latin America and Eastern Europe due to the current economic conditions in those regions, $4.9 million of charges primarily warranty, contract disputes, and closing costs for the Airside factory in Salisbury, North Carolina, and $3.9 million for employee terminations.

As a result of the above factors, income from operations for the third quarter of 1999 was $18.3 million compared to $61.9 million for the third quarter of 1998. Income from operations for the nine months ended September 30, 1999 was $125.5 million compared to $170.8 million for the same nine months of 1998.

The discussion below of each of the business units' income from operations excludes all charges as discussed above.

UPG income from operations in the third quarter decreased 14.2% to $34.2 million (9.5% of sales) from $39.8 million (11.0% of sales) for the same period in 1998. This decrease is directly related to lower volume and lower margins in Latin America. Year-to-date income from operations increased 6.0% to $129.8 million. The increase is primarily due to improved plant performance on higher volume and effective implementation of cost reduction programs. The year-to-date increase was somewhat offset by poor performance in Latin America.

ESG income from operations in the third quarter decreased 15.8% to $26.8 million (7.5% of sales) compared to $31.8 million (9.2% of sales) for the same period in 1998. Income from operations for the nine months ended September 30, 1999 was $76.6 million compared to $83.5 million for the same period in 1998. Income from operations decreased due to poor performance in the Airside business. Airside's poor performance was partially offset by the higher margin service business, the success of new product introductions and better margins in Asia driven by local manufacturing.

RPG income from operations in the third quarter increased to $15.4 million (5.8% of sales) compared to $6.2 million (5.5% of sales) for the same period in 1998 due to the inclusion of Sabroe since its acquisition in June. Income from operations for the nine months ended September 30, 1999 was $27.6 million compared to $16.6 million in 1998.

In the third quarter of 1999, the Company recorded a gain on the sale of Viron, the Company's performance contracting business, of $9.6 million.


                                   (Continued)

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Net interest expense increased during the third quarter of 1999 to $19.1 million due to increased debt levels from the Sabroe acquisition. Excluding the Sabroe financing, lower average debt levels and favorable average interest rates for foreign and variable debt would have contributed to lower interest expense. Year-to-date interest expense was $41.7 million compared to $31.8 million for the same nine months in 1998.

Equity in earnings of affiliates was $1.1 million during the third quarter of 1999 as compared to $1.0 million during the third quarter of 1998. Year-to-date equity in earnings of affiliates was $4.2 million compared to $0.1 million for the same nine months in 1998. The increase was primarily the result of improved performance in the UPG Scroll Technologies operation.

Provision for income taxes of $6.2 million during the third quarter of 1999 and $35.1 million for year-to-date 1999 relate to both U.S. and non-U.S. operations. The effective rate was 36% for the first nine months of 1999 compared to 25.1% (33% excluding export incentives, foreign tax credit planning and other non-U.S. activities including closures and consolidations) for the same period of 1998. The increase in the effective tax rate is primarily attributable to integration and restructuring charges in certain jurisdictions for which no tax benefit was recorded.

Net income, as a result of the above factors, was $3.8 million ($0.09 per share) during the third quarter of 1999 as compared to $47.3 million ($1.16 per share) during the third quarter of 1998. For the nine months ended September 30, 1999, net income, before cumulative effect of accounting change, decreased to $62.5 million ($1.56 per share) compared to $104.2 million ($2.55 per share) in the first nine months of 1998. In January of 1999, the Company recorded a $0.9 million charge, net of a $0.4 million tax benefit, to write-off start-up activities in accordance with AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." Excluding the gain on the sale of Viron and all charges discussed above (using the tax rate of 33%), net income for the quarter was $26.8 million ($0.67 per share).

Liquidity and Capital Resources

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

Working capital was $505.1 million and $521.1 million as of September 30, 1999 and December 31, 1998, respectively. The accounts receivable increase at September 30, 1999 was due to the addition of Sabroe. Inventory levels were higher at September 30, 1999 as compared to December 31, 1998, primarily due to the acquisition of Sabroe and ESG operations in Europe. The notes payable and current portion of long-term debt decreased slightly excluding Sabroe. The current ratio was 1.52 at September 30, 1999 as compared to 1.66 at December 31, 1998.

Long-term indebtedness was $921.0 million at September 30, 1999, primarily consisting of borrowings of $435.1 million in commercial paper, $300.0 million of senior notes, $64.9 in bank lines and $59.0 million in Danish term loans.

At September 30, 1999, the Company had available a $400 million 364-day Revolving Credit Agreement (the Revolver) and a $500 million Amended Credit Agreement (the Credit Agreement) expiring on July 31, 2002. The Revolver and the Credit Agreement amendment were effective on June 3, 1999 and provide for borrowings under the facility at LIBOR plus 0.45%. If borrowings greater than 33% of either facility are utilized, the rate increases to LIBOR plus 0.55%. The Company pays a fee of 0.10% for each facility and the Credit Agreement allows for borrowings at specified bid rates. At September 30, 1999, the LIBOR rate was 6.13%. The Revolver and the Credit Agreement, as amended, contain financial and operating covenants requiring the Company to maintain certain financial ratios and standard provisions limiting leverage, investments and liens. The Company was in compliance with these financial and operating covenants at September 30, 1999. No amounts were outstanding under either of these agreements.

                                   (Continued)

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company's non-U.S. subsidiaries maintain bank credit facilities in various currencies that provide for borrowings of up to $405.1 million and $269.6 million at September 30, 1999 and December 31, 1998, respectively, of which $317.1 million and $202.9 million, respectively, were unused at September 30, 1999 and December 31, 1998. In some instances, borrowings against these credit facilities have been guaranteed by the Company to assure availability of funds at favorable rates.

Commercial paper borrowings are expected to be reborrowed in the ordinary course of business. Commercial paper borrowings were also the primary source of funds used to finance the acquisition of Sabroe. The interest rate on the commercial paper was 6.10% as of September 30, 1999.

During the second quarter of 1997, the Company arranged four separate unsecured bank lines similar to commercial paper. These bank lines provide for total borrowings of $320 million which are expected to be reborrowed in the ordinary course of business. At September 30, 1999 and December 31, 1998, the Company had $74.5 million and $41.0 million, respectively, outstanding under these bank lines. The average rate on the bank lines was 5.56% and 5.61% at September 30, 1999 and December 31, 1998, respectively.

At September 30, 1999 and December 31, 1998, the Company had $300 million of Senior Notes outstanding. On June 1, 1998, the Company issued $200 million of 6.70% fixed rate Senior Notes having a maturity of ten years from the date of issue. The $100 million of Senior Notes issued in March 1993 bear interest at a 6.75% fixed rate and are due March 2003.

The Company also maintains a $73.8 million Danish Kroner term loan, at a 4.05% fixed rate, that is repayable in semi-annual payments of $7.3 million with a final maturity of July 2004. The Company's non-U.S. subsidiaries maintain other term debt of $65.9 million at various interest rates.

The Company sold a fractional ownership interest in a defined pool of trade accounts receivable. The balance of accounts receivable sold was $150 million at September 30, 1999 and $100 million at December 31, 1998. Under an Amended and Restated Receivables Sales Agreement entered into on September 28, 1999, the maximum amount of the purchasers' investment increased from $120 million to $150 million. At September 30, 1999 and December 31, 1998, the discount rate on the accounts receivable sold was approximately 5.58% and 5.30%, respectively.

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






                                   (Continued)

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Capital expenditures were $70.9 million for the nine months ended September 30, 1999 compared to $34.7 million for the same period of 1998. The increase was the result of the Grantley rebuild, planned projects to improve factory performance and information technology hardware and software. Capital expenditures currently anticipated for expanded capacity, cost reductions and the introduction of new products during the next twelve months are expected to be in excess of depreciation and amortization. These expenditures will be funded from a combination of operating cash flows, availability under the revolving credit facility, commercial paper borrowings and advance payments received from the insurance company for accident claims submitted.

Cash dividends of $0.15 per share were paid on common stock in the third quarter of 1999. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as the Company's profitability, financial condition, cash requirements and future prospects.

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

The Company is in process of executing the approved plan for restructuring and integrating Sabroe into the York Refrigeration Group. The plan included a restructuring charge expensed in the third quarter of 1999. As Sabroe restructuring actions are implemented, the allocation of the purchase price may change. In connection with the acquisition, the following amounts were considered in the allocation of the purchase price: acquisition expenses of $7.3 million; accruals of $42.9 million for the anticipated closure of Sabroe facilities and personnel rationalizations that are expected to be substantially completed within the first year of operation; and deferred taxes of $30.4 million

Year 2000

General information and state of readiness:
The Company's enterprise-wide Year 2000 (Y2K) Compliance Program (the Program) was initiated in February 1997. The Company divided the Program into four dimensions: information systems; York International products and services; production equipment and facilities; and supplier capabilities.

As of the quarter ended September 30, 1999, the Company was testing, validating, and implementing internal information systems and external information systems interfaces that are Y2K compliant. These activities include, but are not limited to, evaluating existing and new hardware and software and, where necessary, replacing or modifying these system components to be Y2K compliant. In 1996, the Company determined that MAPICS would be the enterprise-wide manufacturing system. Likewise, the Company decided in 1995 to use the Lawson Financial Systems package at all U.S. locations. During the risk assessment phase of the Program, it was determined that by accelerating the deployment of these two system components the Company would remediate a significant percentage of the Y2K systems issues. Other system components as well as non-manufacturing systems internationally are being modified or replaced to achieve Y2K compliance. Testing and validation will continue to the end of the year.

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





                                   (Continued)

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company has conducted an evaluation of its production equipment and process control capabilities in all manufacturing locations and is remediating those few components that are not currently Y2K compliant. Similarly, the Company has evaluated its facilities controls (e.g., elevators, telephone systems, security systems, etc.) to determine Y2K compliance. In most cases those systems were found to be Y2K compliant. In isolated situations where the facilities systems were found to be non-compliant, remediation has occurred as of September 30, 1999.

The Company has required critical suppliers to certify Y2K compliance. Furthermore, the Company is conducting detailed evaluations with critical suppliers to verify compliance. The Company will be evaluating the necessary "Millennium Stock Levels" to be established for parts and materials that are critical to the manufacturing process. The Company will also be developing plans and necessary stock levels for single-source items. The Company will continue to develop further contingency plans throughout 1999 as necessary, including contingency plans for failures of public systems such as power, water, and telecommunications.

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

Sabroe:
As part of the Sabroe acquisition process, an investigation into Sabroe's Year 2000 readiness was conducted. While most areas within Sabroe were determined to be Y2K compliant, or in the process of finalizing changes to become compliant, the 10 Sabroe offices in the UK, recently acquired by Sabroe were determined to be operating with non-Y2K compliant accounting and service management systems. The Company has taken the necessary steps to implement Y2K compliant systems at these 10 sites and expects this activity to be concluded by the end of November 1999.

Euro Conversion

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



                                   (Continued)

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

New Accounting Standards

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

Forward-Looking Information - Risk Factors

To the extent the Registrant has made "forward-looking statements," certain risk factors could cause actual results to differ materially from those anticipated in such forward-looking statements including, but not limited to competition, government regulation, environmental considerations, the Year 2000 Compliance Program and the successful integration of Sabroe into the RPG. Unseasonably cool spring or summer weather in the United States or in Europe could adversely affect the Registrant's UPG residential air conditioning business. The ESG air conditioning business could be affected by a slowdown in the large chiller market and by the level of chlorofluorocarbon (CFC) retrofits. The resolution of the Grantley insurance claim for an amount greater than or less than amounts recorded could affect the Company's results. Overall performance of the Registrant in the third quarter of 1999 was affected by less robust economic conditions in Latin America, and future anticipated performance could be affected by any serious economic downturns in Latin America and other worldwide markets.

                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings

                  Not Applicable


Item 2   Changes in Securities

                  Not Applicable


Item 3   Defaults Upon Senior Securities

                  Not Applicable


Item 4   Submission of Matters to a Vote of Security Holders

                  Not Applicable


Item 5   Other Information

                  Not Applicable


Item 6   Exhibits and Reports on Form 8-K

    (a) Exhibit 4.1 - SECOND AMENDMENT TO AMENDED AND RESTATED RECEIVABLES SALE AGREEMENT, among the Registrant, as seller and collection agent, Asset Securitization Cooperative Corporation, as purchaser, and Canadian Imperial Bank of Commerce, as servicing agent.

         Exhibit 4.2 - THIRD AMENDMENT TO AMENDED AND RESTATED RECEIVABLES SALE AGREEMENT, among the Registrant, as seller and collection agent, Asset Securitization Cooperative Corporation, as purchaser, and Canadian Imperial Bank of Commerce, as servicing agent.

         Exhibit 27 Financial Data Schedule (EDGAR only)

    (b)  Reports on Form 8-K

         On August 23, 1999, the Registrant filed Report on Form 8-K/A amending item 2 and item 7 of the June 25, 1999, Report on Form 8-K (Items 2 and
         7) regarding the Registrant's acquisition of all outstanding capital stock of Sabroe A/S from J. Lauritzen Holding A/S and other shareholders of Sabroe A/S. The Share Sale and Purchase Agreement was attached to this Form 8-K as an exhibit.

         On October 14, 1999, the Registrant filed Report on Form 8-K (item 5) regarding the retirement of Robert N. Pokelwaldt as Chief Executive Officer and his resignation as Chairman of the Board. The Company also announced the appointment of John R. Tucker as Chief Executive Officer and the appointment of Gerald C. McDonough, a director since 1988, as Chairman of the Board.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned unto duly authorized.


                                  YORK INTERNATIONAL CORPORATION
                                  ------------------------------
                                           Registrant





Date  November 12, 1999               /S/ Robert C. Galvin
      -----------------           ------------------------------
                                  (Corporate Vice President and
                                  Chief Financial Officer)