Form 10-K
period 1999-12-31
YORK INTERNATIONAL CORP /DE/
filed 2000-03-30
CIK 842662

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 27, 2000, there were 38,063,802 shares of the registrant's Common Stock outstanding, and the aggregate market value of the Common Stock held by non-affiliates was $792,245,220 based on the closing price of the Common Stock on the New York Stock Exchange Composite Transactions of such date. (Only officers and directors of the registrant are assumed to be affiliates for purposes of this calculation.)

                      DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Annual Financial Statements and Review of Operations to Stockholders for the year ended December 31, 1999 is incorporated herein by reference into Parts II and IV.

                  Exhibit Index is located on pages 35 to 37.

                         YORK INTERNATIONAL CORPORATION

                                   FORM 10-K

                          YEAR ENDED DECEMBER 31, 1999

                                     INDEX



                                     PART 1

       Item
       Number                                                            PAGE
       ------                                                            ----

       1.    Business.                                                      1

       2.    Properties.                                                   14

       3.    Legal Proceedings.                                            14

       4.    Submission of Matters to a Vote of Security Holders.          15

                                    PART II

       5.     Market for Registrant's Common Equity
              and Related Stockholder Matters.                             15

       6.     Selected Financial Data.                                     15

       7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                   15

       7a.    Quantitative and Qualitative Disclosure about Market Risk.   15

       8.     Financial Statements and Supplementary Data.                 15

       9.     Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure.                                   16

                                    PART III

      10.    Directors and Executive Officers of the Registrant.           16

      11.    Executive Compensation.                                       17

      12.    Security Ownership of Certain Beneficial Owners
              and Management.                                              26

      13.    Certain Relationships and Related Transactions.               27

                                    PART IV

     14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. 28



                                     PART I

ITEM 1.  BUSINESS.


General
-------

York International Corporation (the Company) is a full-line, global designer and manufacturer of heating, ventilating, air conditioning and refrigeration (HVAC&R) products. The Company believes it is the third largest manufacturer and marketer of such products in the United States and one of the leading companies in the HVAC&R industry internationally. The Company's air conditioning systems range from a one ton unit for a small residence to the 59,000 ton system installed in the New York World Trade Center. In 1999, the Company's products were sold in over 100 countries through over 850 sales and distribution facilities and are in use in such diverse locations as the Kuala Lumpur City Centre in Malaysia, the British Houses of Parliament, the Tokyo World Trade Center, the Pentagon, NASA's Vehicle Assembly Building at Cape Canaveral, NASA's Johnson Space Center, the Los Angeles International Airport, the Jeddah Airport, the Overseas Union Bank Centre in Singapore, the Sydney Opera House, the National Library Complex in Beijing, the Atlantic City Convention Center, the English Channel Eurotunnel, the Hong Kong Exposition Centre and the Lantau Airport Railway System in Hong Kong.

The Company was founded in 1874 in York, Pennsylvania. From 1956 until 1986 the Company was a part of Borg-Warner Corporation ("Borg-Warner"). In 1986, it was spun off to Borg-Warner shareholders and became an independent, publicly held company. In 1988, the Company was purchased in a leveraged buyout by a corporation organized by affiliates of Citicorp Investments Inc. ("CII") and two investors. In October 1991, the Company completed an initial public offering of its Common Stock, and in 1992, CII and the other non-management investors sold their remaining shares in a public offering. In 1999, the Company expanded its Refrigeration business by acquiring all of the outstanding capital stock of Sabroe A/S, a Danish company. This acquisition establishes the York Refrigeration Group as the world leader in supplying refrigeration systems and products.

Headquartered in York, Pennsylvania, the Company has manufacturing facilities in 12 states and 14 foreign countries. As of December 31, 1999, the Company employed approximately 25,000 people worldwide.

Unless the context otherwise requires, the terms "Company" and "York" refer to the Company and its consolidated subsidiaries. The Company's principal executive offices are located at 631 South Richland Avenue, York, Pennsylvania 17403, and its telephone number is (717) 771-7890.

STRATEGY
--------

The Company's strategy is to focus on the global air conditioning and refrigeration equipment markets, refrigeration contracting, and the worldwide service, repair and replacement markets. The Company has grown, and expects to continue to grow, through expansion of its current product lines, acquisition of businesses, establishment of joint ventures and licensing of technology in the HVAC&R industry.

The Company intends to continue its strategy of increasing its market share by broadening its product range to offer a complete line of environmentally acceptable and energy efficient products. The Company seeks to take advantage of regulatory changes by developing products that comply with tightening environmental and energy efficiency requirements and regulations before they become effective. The Company has implemented its environmental strategy by developing product lines that utilize its screw, centrifugal, reciprocating, hermetic, scroll and inertia compressor technology employing HCFC-123, HCFC-22, R-407C, R-410A, R-404A, R-507, R-717 (ammonia) and HFC-134a as a refrigerant. The screw and centrifugal compressor utilize designs which separate the refrigerant from the motor housing. See "Environmental Matters" below. The Company has increased the overall efficiency of its product offerings by employing internally developed advanced heat transfer and compressor


----------------------
 . The cooling capacity of air conditioning units is measured in tons. One tone of cooling capacity is equivalent to 12,000 BTUs and is generally adequate to air condition approximately 500 square feet of residential space.

technology and introducing large air conditioning systems that utilize advanced thermal storage and absorption technologies.

The Company is also seeking to expand into new markets. The Company intends to expand sales of its equipment throughout the international markets by broadening its product line, expanding its distribution capabilities and pursuing acquisitions.

The Company also focuses on controlling manufacturing and operating expenses and thus improving its operating margins by redesigning products, acquiring more efficient manufacturing equipment and processes and reducing costs not directly associated with the manufacturing process. In addition, the Company has a continuous planning process to enable it to carefully monitor the amount of capital used in its business and to reposition its business units in light of changing conditions throughout the year. The Company believes that its management stock ownership plans and management incentive compensation plans, which reward the management team of each operating unit for achieving the planned objectives of that unit, will be key elements in implementing its strategies and contributing to meeting financial objectives.

PRODUCTS AND MARKETS
--------------------

All of the Company's products are in the heating, ventilating, air conditioning and refrigeration (HVAC&R) industry, and the Company operates solely in this industry. Within HVAC&R, the Company's products fall into three general categories. The first is Unitary products, consisting of air conditioning and furnace units and hermetic and scroll compressors designed for use in residential and light commercial applications. The second is Engineered Systems products, consisting of heating, air conditioning and thermal storage equipment designed for commercial applications in retail stores, office buildings, shopping malls, manufacturing facilities, hospitals, universities, airports and marine vessels. The third is Refrigeration products, including commercial and industrial refrigeration applications designed for the food, beverage, chemical and petrochemical processing industries as well as marine applications. The Company's engineered systems products and refrigeration and gas compression equipment are designed specifically for the customer's needs and applications.


The following table sets forth net sales by product and geographic market:

(in thousands)
                                                  1999         1998         1997
                                               -----------  -----------  -----------
Unitary Products Group:
  Bristol Compressors                          $  579,686   $  529,809   $  504,024
  Residential and light commercial products     1,098,514    1,055,627      964,648
  Intragroup compressor sales                    (108,721)    (103,676)     (76,294)
                                               ----------   ----------   ----------
                                                1,569,479    1,481,760    1,392,378
Engineered Systems Group                        1,460,736    1,408,091    1,396,436
Refrigeration Products Group                      883,609      447,499      447,093
Eliminations                                      (47,209)     (48,149)     (42,250)
                                               ----------   ----------   ----------
     Total net sales                           $3,866,615   $3,289,201   $3,193,657
                                               ==========   ==========   ==========

U.S.                                                   52%          58%          58%
International                                          48%          42%          42%
                                               ----------   ----------   ----------
                                                      100%         100%         100%
                                               ==========   ==========   ==========

Additional financial information about the Company's operating segments and foreign and domestic operations and export sales is incorporated herein by reference to Note 17 on pages a27 to a30 of the Annual Financial Statements and Review of Operations. In June 1997, The Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement requires the Company to report certain financial and other information about its business segments, products and services, the geographic areas in which it operates and its major customers. The objective of this statement is to help users of financial statements better understand the enterprise's performance, better assess it prospects for future net cash flows and make more informed judgements about the enterprise as a whole.

Unitary Products Group. The Company's Unitary Products Group consists of heating
----------------------
and air conditioning solutions for buildings ranging from private homes and apartments to small commercial buildings. Unitary products include ducted central air conditioning and heating systems (air conditioners, heat pumps and furnaces), ductless mini-splits, and light commercial heating and cooling equipment. Bristol Compressors manufactures reciprocating and scroll compressors for original equipment manufacturers and for sale by wholesale distributors.

Unitary products consist of split systems and packaged products. A split system consists of an outdoor unit containing a compressor and condenser, a connected indoor unit containing a heat exchanger, an electric, gas or oil heating section, an indoor blower system and associated controls. A packaged product is a single, self-contained unit with compressor, condenser, heat exchanger, electric, gas or oil heating section, blower and associated controls. These units are typically installed on rooftops or beside a structure. Ducted products distribute conditioned air throughout building structures with ductwork connected to the system's blower, whereas ductless installations provide conditioned air directly from indoor blowers without the use of ductwork.

A compressor is an integral part of an air conditioning system. The Company's unitary products use compressors manufactured by the Unitary Products Group's Bristol Compressors operation (Bristol) as well as those purchased from other vendors. Approximately 80% of Bristol revenues are attributable to sales of products to other air conditioning equipment manufacturers or wholesale distributors.

The Company markets its Unitary products under the "YORK", "LUXAIRE", "FRASER-JOHNSTON", "COLEMAN", "GUARDIAN", "AIRPRO", "BRISTOL" and "SEVESO" brands. A licensing agreement with the Sunbeam Corporation, signed in 1999, gives York the exclusive right to distribute residential HVAC products in North America under the well-known "Coleman" brand. "YORK" is the Company's full line brand, which is sold through Company-owned distribution centers and exclusive independent distributors throughout the world. The "YORK" brand is sold with a high level of customer service and sales support. The Company's 1995 acquisition of Evcon Holdings expanded UPG's capabilities and distribution network in the domestic unitary market. The Company's other brands are sold through more than 200 non-exclusive distributors primarily for resale to contractors. The Company also sells unitary products directly to the manufactured housing industry in North America on an OEM basis. Internationally, the Unitary Product Group products are sold in conjunction with other York business groups. See discussion of Non-U.S. Distribution on page 6.

In 1998, the Company purchased the remaining 15% of its joint venture, Aeromaster, and formed the 100% owned company York Industrial (Thailand) Co., Ltd. York Industrial (Thailand) Co., Ltd. is a mini-split manufacturer in Bangkok, Thailand. The mini-split market represents a significant portion of the unitary business in the Asia Pacific Region, and York Industrial Thailand enables York to compete in this market with a product manufactured within the Region. York Industrial Thailand supplies mini-split product to York offices located around the world.

Sales of Unitary products include both new installations and replacement systems. The Company estimates that more than half of its Unitary products revenues in North America are attributable to the replacement market. The replacement market is not affected by levels of new home construction and therefore tends to be less cyclical. The replacement market is significantly affected by ambient temperature. Hot weather in the spring season causes existing older units to fail earlier in the season, leading customers to accelerate replacement of a unit which might otherwise be deferred in the case of a late season failure.

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

Unitary and light commercial products are manufactured principally in plants located in Elyria, Ohio; Norman, Oklahoma; Wichita, Kansas; Barlassina, Italy; Montivideo, Uruguay; Asquith, Australia; Monterrey, Mexico; Bangkok, Thailand; Johannesburg, South Africa; and Guangzhou, China. The Company's manufacturing process relies on the purchase of certain components (including hermetic compressors, copper tube, fan motors, fan blades, and control elements) from outside suppliers, and in-house fabrication of sheet metal cabinets and refrigerant coils. The various unitary products are then assembled and tested before shipment. Bristol compressors are manufactured at the Company's factories in Bristol, Virginia and Sparta, North Carolina, and by Scroll Technologies in Arkadelphia, Arkansas. As with other Company products, Bristol compressors are assembled using purchased parts (including motors, castings, forgings and electronic components) as well as parts manufactured by the Company.

All of the markets in which the Company's Unitary Products Group does business are very competitive. Unitary product manufacturers compete on the basis of price, reliability, delivery, efficiency and maximum market coverage. Price competition and maximum market coverage are of particular importance in the residential product lines as there is often relatively little perceived differentiation. In the domestic market, the Company competes with three large worldwide manufacturers, Carrier - a United Technologies Corporation company (Carrier), Trane Company division of American Standard Companies Inc. (Trane) and Lennox and numerous national manufacturers such as Goodman, Rheem and Nordyne. In the international market, the Company competes primarily with Carrier, Trane, Lennox and several Asian manufacturers, including Hitachi, LG, Matsushita, Mitsubishi Electric, Samsung and Toshiba. In the compressors market, the Company competes directly with two United States manufacturers, Copeland Corporation, a subsidiary of Emerson Electric Inc., and Tecumseh, a division of Tecumseh Corporation.

ENGINEERED SYSTEMS GROUP. The Company's Engineered Systems Group consists of
------------------------
heating and air conditioning solutions for buildings ranging from small office buildings and fast food restaurants to large commercial and industrial complexes. Engineered Systems air conditioning products include air-cooled and water-cooled chillers, central air handling units, variable air volume units, underfloor air distribution systems, control equipment to monitor and control entire systems, maintenance and service. Engineered Systems Group manufactures and provides design solutions for systems used in hospitals, office towers, hotels, airports, shopping centers, schools, institutions and industrial complexes. The Engineered Systems Group also supplies specially designed chilled water systems for use on U.S., British, French and other naval and commercial marine vessels and is currently the major supplier of water chillers to the U.S. Navy for both surface vessels and submarines. The Group is also the world leader in the design, manufacturing and selling of snow making equipment.

The Company markets its Engineered Systems products and services under the "YORK", "MILLER-PICKING", "TEMPMASTER" and "PACE" brands. In the United States and Canada, distribution of Engineered Systems products and services are coordinated by six regional offices and approximately 60 district offices.
These district offices market products directly to end users and contractors. The Company has approximately 130 direct sales representatives and 120 independent sales agents in the North American market. Internationally, the Engineered Systems products and services are sold and distributed in conjunction with other York business groups. See discussion of Non-U.S. Distribution on page 6.

The Engineered Systems Group has a full line of chiller products utilizing the latest technologies and refrigerants and providing high efficiency, low energy consumption, low noise and environmentally friendly product solutions. The Group has a line of standard indoor air handling equipment incorporating the technologies for indoor air quality and a line of customized indoor and outdoor air handling products. The custom units are sold under the names PACE and Miller-Picking. York manufactures the broadest line of chiller and air handling equipment of any manufacturer in the industry.

The Group derives substantial revenue through service and repair work, by selling replacement equipment and parts, and by providing routine maintenance for products manufactured by the Group and its competitors through annual service contracts. The Company has a global and national account sales program to service customers with multiple locations throughout the world.

The Engineered Systems Group believes its reputation for service and repair is excellent. The Company employs more than 3,500 service technicians in offices throughout the world. The Engineered Systems Group believes that its emphasis on growth and improved productivity on service and repair, combined with the growth and aging of the installed base of air conditioning and refrigeration equipment, will be key factors in increasing the Company's revenues derived from the service, repair and replacement market.

The Company's Engineered Systems products are principally manufactured in York, Pennsylvania; Albany, Missouri; Hattiesburg, Mississippi; Portland, Oregon; San Antonio, Texas; Roanoke, Virginia; Basildon, England; Barlassina, Italy; Asquith, Australia; Montevideo, Uruguay; Wuxi, China; Guanghzou, China; Durango, Mexico; and Monterrey, Mexico.

All of the markets in which the Company's Engineered Systems Group does business are very competitive. Engineered Systems product manufacturers compete on the basis of product design, reliability, quality, price, efficiency, acoustics and post-installment service. Architects and engineers play an important part in determining which manufacturer's products will be used in an application. In the domestic market, the Company competes primarily with two large worldwide manufacturers, Carrier and Trane. In the international market, the Company competes primarily with Carrier, Trane and several Japanese manufacturers, including Matsushita, Hitachi, Mitsubishi Electric and Toshiba.

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

YORK REFRIGERATION GROUP. The Company's York Refrigeration Group develops,
------------------------
manufactures and distributes products and systems for the marine, industrial and commercial refrigeration market. YORK Refrigeration produces screw and reciprocating compressors, condensers, evaporators, heat exchangers, industrial and marine chillers, plate freezers, ice makers, process refrigeration systems, air handling and ventilating equipment, gas compression systems, automated plant control systems and advanced control systems for refrigerated containers.

Screw and reciprocating compressors enable the Company to produce highly reliable, refrigeration systems required for commercial and industrial applications in the food, beverage, chemical and petroleum industries as well as marine applications. The Company's refrigeration and gas compression equipment is engineered and manufactured to customer specifications. YORK Refrigeration selects screw and reciprocating compressors together with other components to offer customers the optimal solution and value for their specific application considering cost, energy efficiency, reliability, space and environmental requirements.

Refrigeration systems are essential in the textile, electronics, pharmaceutical and petrochemical industries. Food, beverage, marine and process cooling operations use refrigeration systems both in chilling and product freezing and maintaining these products in warehouses, distribution centers and retail outlets. York Refrigeration systems are also in use in sporting venues.

The Company markets its refrigeration and gas compression equipment under the "YORK", "SABROE", "FRICK", "NOVENCO", "RETECH", "FRIGID COIL", "IMECO", "ACUAire", "GRAM REFRIGERATION", "SAMIFI" and "YORK BONUS" brands. The products are sold by the Company's sales engineers located in 14 offices and a national network of more than 50 independent agents in the United States as well as company owned sales offices, independent distributors, and agents and one licensee elsewhere in the world. In addition, the Company believes that developing countries offer opportunities for increasing sales of refrigeration equipment. See non-U.S. distribution below for additional discussion on non-U.S. markets.

Refrigeration equipment is manufactured at Company-owned facilities in Dixon, Illinois; Polo, Illinois; Waynesboro, Pennsylvania; San Antonio, Texas; Sao Paulo, Brazil; Carquefou, France; Aarhus, Naestved, and Hornslet, Denmark; Pune, India; Milan, Italy; and at a leased facility in Santa Fe Springs, California.

All of the markets in which YORK Refrigeration does business are very competitive. Refrigeration manufacturers compete on the basis of product design, reliability, quality and price. In the market for refrigeration equipment, the Company competes primarily with FES, GEA-Grasso, Evapco, Krack Corp., and Mycom.

RAW MATERIALS AND PURCHASED COMPONENTS
--------------------------------------

The Company purchases compressors, steel, copper, aluminum, electric motors, castings, forgings, stampings, fabricated copper tubes, electronic starters and controls, aluminum fin, fan blades, capacitors, transformers, refrigerant gases, valves, fittings and other components from many outside suppliers. Alternate sources of supply are available for all raw materials and components for which the Company uses a single supplier. The Company believes that it has adequate sources of supplies of raw materials and component parts for its manufacturing requirements. In order to hedge against certain raw material price increases, the Company may enter into forward contracts for the purchase of certain raw materials, principally copper and aluminum.

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

NON-U.S. DISTRIBUTION
---------------------

Outside of the United States, the Company markets the majority of its products and services, for all business groups, through many of the same sales and service offices. The Company's worldwide business groups are segregated internally into North America and the four geographic regions discussed below.

The Company's European region, headquartered in Basildon England, markets its products and services through offices located in Austria, Belgium, Bulgaria, the Czech Republic, Denmark, England, Finland, France, Germany, Greece, Hungary, Italy, Ireland, Latvia, the Netherlands, Norway, Poland, Romania, Russia, other former Commonwealth of Independent States countries, Scotland, Slovakia, Spain, Sweden, Switzerland and the Ukraine. The Company also considers markets in parts of Africa and South Africa as part of the European region. Products are also marketed through joint ventures as listed on pages 7 and 8.

The Company's Asian region, headquartered in Hong Kong (China), markets its products and services through offices located in Australia, China, Hong Kong, Indonesia, Japan, Korea, New Zealand, Philippines, Singapore, and Thailand. Products are also marketed through joint ventures, as listed on pages 7 and 8, and various independent distributors located throughout the region.

The Company's Latin American region, headquartered in Miami, Florida, markets its products and services through offices located in Argentina, Brazil, Chile, Colombia, Ecuador, Mexico, Miami (USA), Peru, Puerto Rico, Uruguay and Venezuela. Products are also marketed through sales representatives and independent distributors located throughout Latin America and joint ventures as listed on pages 7 and 8.

The Company's Middle East region, headquartered in Dubai (U.A.E.), markets its products and services throughout the Middle East, India and parts of Eastern Africa through offices located in Abu Dhabi, Cairo, Dubai, Egypt, Indonesia, Istanbul, Karachi, Kuwait, Mumbai and New Delhi. Products are also marketed through numerous distributors in the region and joint ventures as listed on pages 7 and 8.

JOINT VENTURES IN U.S. AND NON-U.S. MARKETS
-------------------------------------------

In addition to its wholly-owned production and distribution facilities, the Company produces, distributes and services products through its participation in several joint ventures, which are described in the following table:

                                                       Joint Venture
                                                     (Percent Owned by                Principal
Principal Location     Joint Venture Partner            the Company)              Products/Services      Markets Served
--------------------  ------------------------  ----------------------------  -------------------------  --------------

Malaysia              OYL Industries            OYL-Condair Industries        Manufacture Unitary        Asia Pacific
                      BHD.                      SDN.BHD. (49%)                and Engineered System      Middle East
                                                                              products

Malaysia              OYL Industries            York (Malaysia) Service       Sales and service of air   Malaysia
                      BHD.                      SDN.BHD. (30%)                conditioning equipment

Peoples Republic      Guangzhou Sinro Air       York Guangzhou Air            Manufacture Unitary and    China
of China              Conditioning Mechanical   Conditioning and              Engineered Systems
                      and Electrical Equipment  Refrigeration Co. Ltd.        products
                      Company Ltd.              (97%)

Peoples Republic      Wuxi Boiler Group         York-Wuxi Air Conditioning    Manufacture Engineered     China
of China                                        and Refrigeration Co. Ltd.    Systems products
                                                (80%)

Republic of China     Taipei Engineering        York-Taiwan, Inc. (60%)       Sales and service of air   Taiwan
(Taiwan)              Development                                             conditioning equipment

Cyprus                Sabinco Ltd.              KROY  Ltd. (50%)              Sales of air conditioning  Middle East
                                                                              equipment and parts

Saudi Arabia          Al Salem United           Al Salem-York Services        Service and repair of      Saudi Arabia
                      Contracting Co.           Ltd. (49%)                    air conditioning
                                                                              equipment

Spain                 Compania Roca             Clima Roca-York S.L. (50%)    Manufacture Unitary        Spain
                      Radiadores S.A.                                         products

Brazil                Mayside Participacues     York International            Sales of air conditioning  Brazil
                      Administracao e           Comercial Ltda. (80%)         equipment
                      Comercio Ltda

U.S.                  Carrier Corporation       Scroll Technologies (50%)     Manufacture scroll         U.S.
                                                                              compressors

Finland               OY Huurre Group AB        Sabroe Finland Oy (50%)       Sales and service of       Finland
                                                                              refrigeration products

Hungary               Individual Hungary        Rotor Kalteanlagen GmbH       Sales and service of       Hungary
                      shareholder               (50%)                         refrigeration products

Russia                Tehol CJSC                Sabroe Russ Closed Joint      Sales and service of       Russia
                      Arsenal                   Stock Company (43%)           refrigeration products
                      IO Fund

Denmark               Three Danish              Jernstaberiet Dania A/S       Castings                   Europe
                      pension funds             (40%)

Japan (Flakt)         Nissin Refrigeration &    Stal Nissin Corp. (50%)       Sales and service of       Japan
                      Engineering Ltd.                                        refrigeration products

Japan (Novenco)       Individual Japan          Novenco Nippon Ltd (50%)      Sales and service of       Japan
                      shareholder                                             air handling equipment

                                                Joint Venture
                                                (Percent Owned by             Principal
Principal Location    Joint Venture Partner     the Company)                  Products/Services          Markets Served
--------------------  ------------------------  --------------------------    -------------------------  --------------
Korea                 Individual Korea          Hi-Pres Korea Co. Ltd (20%)   Sales and service of       Korea
                      shareholder                                             air handling equipment

Malaysia              Kumpulan Nametech         Airvenco Sdn. Bhd. (20%)      Sales and service of       Malaysia
                      Sdn. Bhd.                                               air handling equipment

Morocco               IFU A/S, Denmark          Tabrid Sabroe Maghreb S.A.    Sales and service of       North Africa
                      Individual Morocco        (20%)                         refrigeration products
                      shareholder

USA (Sabroe Inc)      Individual US             Sabroe Refrigeration Inc      Sales and service of       North America
                      shareholder               (50%)                         refrigeration products

Colombia              Paramo Industria de       Sabroe de Colombia Ltda       Sales and service of       Latin America
                      Refrigeracion Ltda.       (60%)                         refrigeration products
                      Industria de Engenieria
                      e Refrigeracion S.A.

Uruguay               Madef S.A.                Idako S.A. (75%)              Sales and service of       Latin America
                                                                              refrigeration products


Dividends received by the Company from affiliates were $1.0 million in 1999, $0.5 million in 1998 and $1.2 million in 1997. Total Company investments in affiliates were $25.4 million, $20.1 million and $17.7 million at December 31, 1999, 1998 and 1997, respectively. Total sales by the Company to affiliates are less than 1% of the Company's total revenues.

MAJOR CUSTOMERS
---------------

During 1999, no customer, distributor, dealer or licensee accounted for more than 10% of the Company's revenues. The loss of a few customers, distributors, dealers or licensees would not have a materially adverse effect on the Company's business.

BACKLOG
-------

The following table sets forth backlog by business segment:

(in thousands)
                                                  1999       1998
                                               ----------  ---------
Unitary Products Group:
  Bristol Compressors                          $   93,524   $122,552
  Residential and light commercial products        95,525    112,194
                                               ----------   --------
                                                  189,049    234,746
Engineered Systems Group                          465,424    504,616
Refrigeration Products Group                      410,623    140,111
                                               ----------   --------
     Total backlog                             $1,065,096   $879,473
                                               ==========   ========

Substantially all orders are expected to be fulfilled within the next 12 months.

GOVERNMENT CONTRACTS
--------------------

In 1999, approximately 1% of the Company's sales were related to ongoing United States Government projects. The Company expects that substantially all work will be completed during fiscal year 2000 in connection with all of these contracts. The Company's existing contracts with the United States Government may be terminated at any time at the option of the Government and are subject to continued availability of government appropriations. If these contracts were terminated, the Company would only be entitled to reimbursement of costs incurred and to payment of a reasonable allowance for profit on work actually performed.

RESEARCH AND DEVELOPMENT
------------------------

The Company's product development activities include ongoing research and development programs to redesign existing products to reduce manufacturing costs and to increase product efficiencies, developing electronic controls for current product offerings and creating a wide range of new products. During the years 1997, 1998 and 1999, the Company spent $30.6 million, $31.2 million, and $41.0 million, respectively, for all product development activities.

The Unitary Products Group continues to redesign its product line for lower sound ratings, greater efficiency, reliability and manufacturing cost effectiveness. The new Predator commercial rooftop line leads the industry in efficiency and feature set valve. The Stealth series residential air conditioner, utilizing Twin Single (TS) compressor technology is an industry first. An entirely new gas furnace, designed specifically for the Manufactured Housing market will make the Coleman brand of MH furnaces an industry leader. Bristol has developed a new breakthrough compressor design, TS Technology, providing higher system efficiencies, greater reliability, and increased comfort. Scroll compressor technology and capability are continuing to expand through the joint venture Scroll Technology.

The Engineered System Group's most notable product developments in 1999 were the launch of new air-cooled packaged chiller offerings from 10 to 400 tons replacing older regional product lines with cost-effective, low noise, energy efficient, modular, global product platforms using HFC refrigerants and innovative heat exchanger technology. The centrifugal and screw chiller product expansion continues with new environmentally acceptable replacements for CFC's. The product line now extends from 150 to 6,000 tons for these refrigerants. The Group launched a new factory mounted "OptiView" graphic display control package that provides state-of-the-art touch pad and visual control of the entire chiller operation. The Group has also expanded its new line of variable speed drives for centrifugal chillers to 1,400 tons. This product is compact enough to mount directly on the chiller and is applicable to the retrofitting of any centrifugal chiller on the market. The Group introduced a new line of underfloor air distribution units to provide a solution for low-rise office buildings which offers major benefits on ceiling height and construction costs. The new products include the latest technologies to insure indoor air quality. The combination of air handling product development and current product lines give the Company the broadest line of air handling products of any single manufacturer in the industry.

The York Refrigeration Group launched a comprehensive range of new products in 1999 including a large capacity screw compressor package, a second generation of mid-range screw compressor packages, a standard range of variable speed drive screw compressor packages, a small semihermetic screw compressor package, new ice rink chillers and new PC and PLC based plant control systems. York Refrigeration is currently developing a series of new screw compressors for the food and beverage markets, a series of low pressure screw compressors for the gas compression industry and a new range of chillers for industrial applications. York Refrigeration research and development is focused on the core competencies within compression and controls technology, thermodynamics and manufacturing technology as well as application development. These technologies are the basis for optimization, cost reductions and price performance as well as developing new and enhanced product introductions.

EMPLOYEES
---------

As of December 31, 1999, the Company employed approximately 25,000 persons worldwide. Approximately 12,500 persons are employed in the United States and 12,500 persons are employed in foreign countries. Approximately 4,275 domestic employees are covered by collective bargaining agreements which expire between June 2000 and January 2004. The Company considers its relations with its employees to be satisfactory.

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

EXECUTIVE OFFICERS
------------------

The executive officers of the Company are as follows:

         NAME               AGE    POSITION
         ----               ---    --------

Michael R. Young              55    President and Chief Executive Officer

Ole Andersen                  59    Vice President and President of Refrigeration Products Group

James F. Damiani              55    Vice President and President of Unitary Products Group

Wayne J. Kennedy              57    Vice President and President of Bristol Compressors

Peter C. Spellar              55    Vice President and President of Engineered Systems Group

Dale L. Bennett               61    Vice President, Human Resources

Charles F. Cargile            35    Vice President, Finance and Corporate Development

Jane G. Davis                 50    Vice President, Secretary and General Counsel

Helen S. Marsteller           39    Vice President, Investor Relations

C. David Myers                36    Vice President and Chief Financial Officer

James P. Corcoran             54    Treasurer

David R. Heck                 45    Controller


Mr. Young has been President and Chief Executive Officer since February 2000. Prior thereto, he was Vice President of the Company and President, Central Environmental Systems from 1999 to 2000, Vice President of the Company, and Chief Executive Officer and President of Bristol Compressors from 1996 to 1999, President, Chairman and Chief Executive Officer of Evcon Industries, Inc. from 1991 to 1995, President and Chief Operating Officer of York International Inc. from 1988 to 1989, and Chairman, President and Chief Executive Officer of Bristol Compressors from 1983 to 1987.

Mr. Andersen has been Vice President of the Company and President of Refrigeration Products Group since July 1999 when the Company acquired Sabroe Refrigeration A/S, Denmark. He was Chief Executive Officer of Sabroe Refrigeration A/S from 1997 to 1999. Prior to joining Sabroe, he was a Member of the Executive Board and President of the Process Technology Division of GEA AG, Germany from 1993 to 1997. Prior thereto, he was President of Niro Group, Denmark from 1977 to 1993 and President of Niro Inc., USA from 1973 to 1977.

Mr. Damiani has been Vice President of the Company and President of Unitary Products Group since January 2000. Prior to joining the Company, he was President of ClimateMaster, Inc. from January 1995 to 2000 and prior to that, Mr. Damiani had a thirty year career with Lennox Industries resulting in his final assignment as Senior Vice President of North American Operations.

Mr. Kennedy has been Vice President of the Company and President, Bristol Compressors since March 2000. Prior thereto, he was Vice President, Human Resources from 1993 to 2000. Prior to joining the Company, he was Vice President of Human Resources for the Millipore Corporation from 1985 to 1993.

Mr. Spellar has been Vice President of the Company and President, Engineered Systems Group since February 2000. Prior thereto, he was Vice President, Marketing and Strategic Accounts from 1999 to 2000, Vice President of the Company and President, Applied Systems Worldwide from 1995 to 1999, Vice President of the Company and Vice President, European Operations from 1992 to 1995, President, Frick Division from 1987 to 1992 and President of the Frick Company from 1979 to 1987.

Mr. Bennett has been Vice President, Human Resources since March 2000. Prior thereto, he was Vice President, Organization Development from 1999 to 2000 and Director of Organization Development from 1997 to 1999. Prior to joining the Company, he held several Human Resource leadership positions with Millipore Corporation, Pfizer Inc., and E. J. Gallo Winery.

Mr. Cargile has been Vice President, Finance and Corporate Development since February 2000. Prior thereto he was Vice President, Business Development and Strategic Planning from 1999 to February 2000, and Controller from 1998 to 1999. Prior to joining the company, Mr. Cargile was Controller of Flowserve Corporation from 1997 to 1998. Prior thereto, he held various positions with BW/IP, Inc. from 1992 to 1996, including Corporate Controller and Chief Accounting Officer. From 1987 to 1992, Mr. Cargile was with Coopers and Lybrand LLP.

Ms. Davis has been Vice President, Secretary and General Counsel of the Company since March 1995. Prior to joining the Company, she was Vice President, General Counsel and Secretary of Joy Technologies Inc. from 1988 to 1995.

Ms. Marsteller has been Vice President, Investor Relations since September 1997. Prior thereto, she was Director of Investor Relations from 1992 to 1997. Prior thereto, she held various financial positions in the Unitary Products Group from 1986 to 1992. Prior to joining the Company, she held leadership positions at Honeywell, Inc. and Armco, Inc.

Mr. Myers has been Vice President and Chief Financial Officer of the Company since February 2000. Prior thereto he was Vice President Finance, Engineered Systems Group from 1998 to February 2000, Corporate Controller from 1995 to 1998, Director of Finance for the Airside Products Group from 1994 to 1995, and Director of Financial Planning and Controls in 1994. Prior to joining the Company, he was with KPMG LLP from 1986 to 1994.

Mr. Corcoran has been Treasurer of the Company since July 1992. Prior to joining the Company, he was Treasurer of Griffith Laboratories from 1990 to 1992, Treasurer of AM International from 1987 to 1990 and Director, Treasury Operations of Borg-Warner Corporation from 1977 to 1987.

Mr. Heck has been Controller since January 2000. Prior to joining the Company, he was Director of Strategic Analysis and Corporate Controller of Superior Group, Inc. from 1995 to 1999, Corporate Controller and Accounting Manager for LFC Financial Corp. from 1983 to 1995, and Audit Manager with Deloitte, Haskins, & Sells from 1976 to 1983.

ITEM 2.  PROPERTIES.

The Company's principal offices are located in York, Pennsylvania on an approximately 71 acre site owned by the Company. The following table lists the principal manufacturing facilities owned by the Company:

                                                                             APPROXIMATE
Location                                 PRIMARY PRODUCTS              ENCLOSED AREA (SQ. FT.)
----------------------------  ---------------------------------------  -----------------------
York, PA                      Engineered products                                    1,500,000
Wichita, KS                   Unitary products                                         835,000
Bristol, VA                   Unitary products (hermetic compressors)                  700,000
Elyria, OH                    Unitary products                                         636,000
Norman, OK                    Unitary products                                         539,000
Waynesboro, PA                Refrigeration products and compressors                   459,000
Naestved, Denmark             Refrigeration air handling products                      332,000
Aarhus, Denmark               Refrigeration products and compressors                   290,000
Basildon, England             Engineered products                                      254,000
San Antonio, TX               Refrigeration and Engineered products                    242,000
Norrkoping, Sweden            Refrigeration products and compressors                   198,000
Sparta, NC                    Unitary products (hermetic compressors)                  180,000
Sao Paulo, Brazil             Refrigeration products and compressors                   123,000
Bangkok, Thailand             Unitary products                                         123,000
Guangzhou, China              Engineered products                                      115,000
Wuxi, China                   Engineered products                                      102,000
Dixon, IL                     Refrigeration condensing products                         97,000
Asquith, Australia            Engineered products                                       96,000
Durango, Mexico               Engineered products                                       95,000
Hornslet, Denmark             Refrigeration products                                    93,000
Monterrey, Mexico             Engineered products, Unitary products                     92,000
Carquefou, France             Refrigeration and Engineered products                     92,000
Polo, IL                      Refrigeration air handling products                       78,000
Hornslet, Denmark             Castings for compressor production                        73,000
Roanoke, VA                   Engineered products (screw compressors)                   72,000
Montevideo, Uruguay           Engineered products                                       53,000
Milan, Italy                  Plate freezers                                            34,000
Johannesburg, South Africa    Unitary products                                          34,000

At the York, Pennsylvania location, approximately 200,000 square feet of facilities are leased to tenants and approximately 340,000 square feet are currently used by the Company as storage and is available for expansion. The Company also leases for its own use a 163,000 square foot facility in Albany, Missouri, a 360,000 square foot manufacturing facility in Barlassina, Italy, a 30,000 square foot manufacturing facility in Mannheim, Germany, an 82,000 square foot facility in Santa Fe Springs, California, an 84,000 square foot manufacturing facility in Hattiesburg, Mississippi, a 200,000 square foot facility in Salisbury, North Carolina, and a 200,000 square foot facility in Portland, Oregon.

In addition to the properties described above, the Company leases facilities worldwide for use as sales and service offices and regional warehouses. The Company believes that its properties are in good condition and adequate for its requirements. The Company believes that its principal plants are generally adequate to meet its production plans pursuant to its long-term sales goals.

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

ITEM 3.  LEGAL PROCEEDINGS.

The Registrant is engaged in certain litigation with John R. Tucker, a Director and former President and Chief Executive Officer regarding amounts he is claiming in connection with the termination of his employment. The Company believes it has no obligation to Mr. Tucker.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the Company's security holders during the fourth quarter of 1999.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock trades on the New York Stock Exchange under the symbol "YRK". On March 27, 2000, the Company had 5,626 holders of record of its common stock.

TRADING AND DIVIDEND INFORMATION
----------------------------------
                                                          Dividends
                                      High        LOW     DECLARED
                                    ---------  ---------  ---------

  1999
----------------------------------
  Fourth quarter                    $28   1/4 $ 21             $.15
  Third quarter                      47   1/2   35   1/4        .15
  Second quarter                     43   3/8   34   3/8        .15
  First quarter                      41   5/8   33   5/8        .15


  1998
----------------------------------
  Fourth quarter                    $43  9/16  $27   1/2       $.12
  Third quarter                      46 11/16   31   5/8        .12
  Second quarter                     52   3/4   40   3/4        .12
  First quarter                      46   1/2   34   3/8        .12


The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as the Company's profitability, financial condition, cash requirements and future prospects and limitations imposed by the Amended and Restated Credit Agreement, amended in 1999, and the Revolving Credit Agreement established in 1999.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations, Market Risk," on pages a10 to a12 of the Annual Financial Statements and Review of Operations is incorporated herein by reference in response to this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements for York International Corporation and Subsidiaries are contained on a13 to a31 of the Annual Financial Statements and Review of Operations and Summary of Quarterly Results (unaudited) are contained on page a32 of the Annual Financial Statements and Review of Operations and are incorporated herein by reference in response to this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors of the Company are as follows:

    Name and Age                                 Other Positions with the Company        Director
                                                    or Principal Occupation              Since

Gerald C. McDonough (71)..............    Chairman of the Board of Directors;               1988
                                          Chairman of G.M. Management Group

Michael R. Young (55)   ..............    President and Chief Executive Officer             1999


Malcolm W. Gambill (69) ..............    Retired Chairman of the Board and Chief           1993
                                          Executive Officer of Harsco Corporation

Robert F. B. Logan (67) ..............    Retired Chairman of the Board and Chief           1988
                                          Executive Officer of Banc One Arizona
                                          Corporation and Senior Executive of
                                          Banc One Corporation's Western
                                          Region

Donald M. Roberts (64)  ..............    Retired Vice Chairman and Treasurer of            1988
                                          United States Trust Company of New York
                                          and U.S. Trust Corporation

John R. Tucker (52)     ..............    Former President and Chief Executive Officer      1998

James A. Urry (46)      ..............    Vice President of Citicorp Venture                1992
                                          Capital Ltd.

John E. Welsh, III (49) ..............    Vice Chairman of Skytel                           1990
                                          Communications, Inc.

Walter B. Wriston (80)  ..............    Private Business Consultant                       1992


Mr. McDonough has been Chairman of G.M. Management Group (strategic advisory services) since 1988. He was Chairman and Chief Executive Officer of Leaseway Holdings, Inc. from 1987 to July 1988 and Chairman and Chief Executive Officer of Leaseway Transportation Corp. from 1982 to 1987. Mr. McDonough is a Director of Commercial Intertech Corporation, Associated Estates Realty Corporation, and CUNO, Inc. and is a Trustee of The Fidelity Funds.

Mr. Young has been President and Chief Executive Officer of the Company since February, 2000. From November, 1999 to February, 2000 he was President of the Company's Central Environmental Systems Group. From 1996 to 1999 he was Chief Executive Officer and President of the Company's Bristol Compressors subsidary. He was President, Chairman and Chief Executive Officer of Evcon Industries, Inc. from 1991 to 1995, President and Chief Operating Officer of the Company from 1988 to 1989 and Chairman, President and Chief Executive Officer of Bristol Compressors, Inc. from 1983 to 1987.

Mr. Gambill was Chairman of the Board of Harsco Corporation from 1991 until he retired in 1994. Mr. Gambill was Harsco's Chief Executive Officer from 1987 to 1993 and its President from 1987 to 1991.

Mr. Logan was Chairman of the Board and Chief Executive Officer of Banc One Arizona Corporation and Bank One Arizona, N.A. and Senior Executive of Banc One Corporation's Western Region from April 1995 until his retirement on March 31, 1996. From April 1993 until April 1995, Mr. Logan was a private business consultant. He was with Valley National Bank, as President and Chief Operating Officer from January 1990 until April 1993 and as Senior Executive Vice President from May 1989 to January 1990. Mr. Logan was President and Chief Operating Officer of Alexander Hamilton Life Insurance Company of North America from October 1988 to April 1989, an independent financial advisor from October 1986 to October 1988, and Group Chief Executive and Deputy Chairman of Samuel Montagu & Co. (Holdings) Limited from March 1985 to July 1986. Mr. Logan is a Director of Plantronics.

Mr. Roberts was Vice Chairman and Treasurer of the United States Trust Company of New York and its parent, U.S. Trust Corporation, from February 1990 until his retirement in September 1995. He was Executive Vice President and Treasurer of both companies from January 1989 to February 1990 and Executive Vice President of both companies from November 1979 to January 1989. Mr. Roberts is a Director of Burlington Resources, Inc.

Mr. Tucker was President and Chief Executive Officer of the Company from October 1999 to February 2000 and President and Chief Operating Officer of the Company from October 1997 to October 1999 and a Director since December 1997. Prior to joining the Company, he was President of the Aerospace Equipment Systems Sector of Allied Signal, Inc. from January 1996 to October 1997, President and Chief Executive Officer of Motoren und Turbinen Union (Jet Engine Division) of Daimler-Benz, A.G. from 1994 to 1996 and President of AEG Transportation Systems from 1988 to 1994. Mr. Tucker held various positions with Westinghouse Electric Corporation from 1968 to 1988.

Mr. Urry has been a Vice President of Citicorp Venture Capital Ltd. since 1989 and has been a Vice President of Citibank, N.A. since 1986. He is a Director of Hancor Holdings, International Knife and Saw Corporation, Palomar Technologies, Inc., Airxcel, Inc., and Intersil.

Mr. Welsh was Vice Chairman of Skytel Communications, Inc. from 1992 until his retirement in December 1999 as part of the acquisition of Skytel by MCI Worldcom. From 1990 to 1992, Mr. Welsh was a Managing Director of Prudential-Bache Interfunding Inc. Prior thereto he was a Managing Director of Prudential Bache Securities, Inc. from 1985 to 1990 and Co-Head of its Mergers and Acquisitions Department from 1988 to 1990. Mr. Welsh is a Director of BICC General Corp.

Mr. Wriston has been a private business consultant since he retired as the Chairman and Chief Executive Officer of Citicorp in 1984. Mr. Wriston is a Director of ICOS Corporation, Cygnus, Inc., and Vion Pharmaceuticals, Inc.

ITEM 11.  EXECUTIVE COMPENSATION

RELATIONSHIP OF COMPENSATION TO PERFORMANCE

The Compensation Committee believes that the compensation of the Company's officers should provide a strong incentive to achieve the Company's performance objectives. The objectives, which are established by the Board of Directors together with management, are intended to maximize corporate and divisional performance and, ultimately, deliver strong value to the stockholders. Consequently, in addition to salary, a significant portion of cash compensation is in the form of an annual bonus, which is paid only if certain financial objectives are met and which can be larger if such financial objectives are exceeded. The more senior an officer, the more his or her total compensation depends on the bonus payment. The Company's Incentive Compensation Plan also contains a Mid-Term Program that provides for the grant of Performance Units to be earned over a longer measurement period. In addition, the Compensation Committee grants stock options and may grant restricted stock, designed to provide long-term incentives to key employees and tie their interests directly to those of the Company's stockholders.

SALARIES

The Compensation Committee sets the base salary of the Chief Executive Officer and of each of the other officers based on a number of factors, including level of responsibility, tenure with the Company, financial performance of the Company, prior individual performance, and comparable salaries for officers at other large industrial corporations. The Committee believes that base salary levels should be competitive with the base salaries (excluding bonuses) of companies in comparable industries and that the opportunity to increase compensation above base salaries should be directly related to the achievement of objective financial performance targets. The companies considered by the Committee include a larger number and broader range of companies than are included in the S & P Electrical Equipment Index, shown in the Stock Performance Graph below, reflecting the Committee's view that the employment market for the Company's officers includes a broader range of companies than those with which the Company should be compared for financial performance purposes. A prominent executive compensation consulting firm assists in determining market practice for all forms of executive compensation.

PERFORMANCE-BASED BONUSES

Annual Cash Program - The Company pays annual cash bonuses under the Annual Cash Program of its Incentive Compensation Plan. Each year, the Company establishes financial objectives for its various business units for the succeeding year, which are, in turn, used to establish overall targets for the financial performance of the Company. For 1999, the financial objectives selected were earnings before interest and taxes ("EBIT"), with a capital charge for net capital employed and goodwill, for the operating divisions and earnings per share ("EPS") for the Company. The financial objectives are presented to the Compensation Committee, which approves threshold, expected and overachievement targets based on these objectives. Each of the Company's management employees, including its executive officers, is eligible each year to earn a performance bonus equal to a percentage of base salary. The applicable percentage depends on the employee's level of responsibility and on the extent to which targets are achieved (i. e., the more senior the employee and the greater the level of performance of the area for which he or she is responsible, the higher the applicable percentage used to calculate his or her bonus).

Bonuses for each individual are primarily based on the performance of that individual's business unit. In the case of those individuals with responsibility at the corporate level, such as the Chief Executive Officer and other corporate officers, bonuses are based on overall Company performance. A portion of the bonus of high level individuals in the business units is also based on overall Company performance. Bonus awards to the executive officers listed in the Summary Compensation Table are disclosed in that table.

Mid-Term Program - The Mid-Term Program of the Incentive Compensation Plan is intended to cover successive measurement periods. The objectives for the measurement period are approved by the Compensation Committee, which also approves the number of Performance Units granted, based on market competitive data and job responsibilities. At the end of the measurement period, the number of Performance Units earned, if any, is based on the extent to which the established objectives have been met. The value of each Performance Unit earned will be equal to the average of the closing sale price of the Company's common stock during the 120 consecutive trading days ending on the last day of the measurement period.

In 1997, 1998, and 1999 the Compensation Committee approved Mid-Term Performance Objectives for the three-year periods from 1997 through 1999, 1998 through 2000, and 1999 through 2001, respectively. The 1997 and 1998 grants were based one-half on cumulative earnings per share and one-half on total return to stockholders as compared to the Industrial Component of the Standard & Poor's Midcap 400 Index. In order to better align the program with stockholders' interests, the 1999 grant was based solely on total return to stockholders as compared to the Industrial Component of the Standard & Poor's Midcap 400 Index. The 1997 grant expired at the end of 1999 with no Performance Units having been earned since the Company did not meet either the target based on the Company's cumulative earnings per share or the target for total return to stockholders.

STOCK AWARDS

In order to align the interests of management more closely with the long term interests of the Company's stockholders, the Compensation Committee also issues stock options and may issue restricted stock, pursuant to the Company's Amended and Restated 1992 Omnibus Stock Plan. The Committee grants options to individual employees based on its evaluation of a number of factors, including level of base salary, level of responsibility, expected level of contribution to the Company, prior individual performance and prior stock option and restricted stock grants. The largest grants are awarded to the most senior employees, who, in the view of the Compensation Committee, have the greatest potential impact on the Company's profitability and growth. However, the Committee also awards options to individuals at all levels of the organization in order to focus employee attention on the performance of the Company's stock. Options under the plan may be either incentive stock options or non-qualified stock options at the discretion of the Compensation Committee. In 1999, the Committee granted stock options exercisable at fair market value to certain key employees, including the Company's officers. For these individuals, the options will not be exercisable for seven years unless the Company's stock price reaches certain specified levels. Certain options vest when the stock reaches $35.9375 and certain other options vest one-half when the stock reaches $43.63 and one-half when the stock reaches $49.30. In each instance, the stock must remain at that average price for fifteen consecutive trading days. Stock option awards to the executive officers named in the Summary Compensation Table are disclosed in that table. The Company has never repriced any stock options.

In 1999, the Compensation Committee granted restricted stock awards to one executive officer in connection with the start of his employment with the Company. In August 1994, in order to assure the retention of certain key employees, the Compensation Committee awarded shares of restricted stock to them, including to certain of the executive officers listed in the Summary Compensation Table. Forty percent of these shares vested in 1996 and 20% vested in each of 1997, 1998 and 1999. Under certain circumstances, the vesting of shares issued to certain highly-compensated officers will be delayed until the Company's deduction of compensation expense associated with such vesting would not be limited by Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code") (see below). If an award recipient is terminated for cause, voluntarily terminates his or her employment with the Company, or breaches certain obligations of confidentiality, he or she will forfeit any unvested shares.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

Mr. Pokelwaldt's 1999 compensation, including base salary, bonus and stock option award, was determined by the Compensation Committee in accordance with the criteria described above in the "Relationship of Compensation to Performance," "Salaries," "Performance-Based Bonuses" and "Stock Awards" sections of this report.

Mr. Pokelwaldt received an increase in his base compensation in 1999 from $700,000 to $800,000 in order to keep his salary at a competitive level. Because the Company did not meet its earnings per share target in 1999, Mr. Pokelwaldt did not receive a bonus for 1999.

In 1999, Mr. Pokelwaldt received a grant of 15,000 Performance Units under the Mid-Term Program of the Company's Incentive Compensation Plan. Achievement of the target for these units, the Company's total return to stockholders compared to a published index, will be measured at the end of 2001. For the 1997 grant, which was measured at the end of 1999, Mr. Pokelwaldt did not receive any payment, since the Company did not meet the threshold performance objectives.

In 1999, Mr. Pokelwaldt was also awarded performance accelerated stock options to purchase 112,500 shares of the Company's common stock (on terms described above under "Stock Awards") at the market price on the date of grant. Additional details of Mr. Pokelwaldt's compensation over the past three fiscal years are disclosed in the Summary Compensation Table and in other sections of this "Executive Compensation" section.

Upon the retirement of Mr. Pokelwaldt in October, 1999, Mr. John R. Tucker became Chief Executive Officer. At that time, his salary was increased from $520,000 to $650,000 to reflect his increased responsibilities. Because the Company did not meet its earnings per share target in 1999, Mr. Tucker did not receive a bonus for 1999. In 1999, Mr. Tucker received a grant of 10,000 Performance Units under the Mid-Term Program of the Company's Incentive Compensation Plan and was also awarded performance accelerated stock options to purchase 181,250 shares of the Company's common stock (on terms described above under "Stock Awards") at the market price on the date of grant.

RETIREMENT AND EMPLOYMENT AGREEMENTS

At the time of his retirement in October 1999, the Company entered into a Retirement Agreement with Mr. Pokelwaldt. Under the terms of this agreement, Mr. Pokelwaldt received his salary through the remainder of 1999 and a payment of $2,400,000. The amounts paid to Mr. Pokelwaldt are included under the heading "Other Compensation" in the Summary Compensation Table.

In 1999, the Company entered into Employment Agreements with certain key executives, including the executive officers, other than Mr. Pokelwaldt, listed in the Summary Compensation Table. The agreements have a three-year term and are automatically extended in the absence of notice to the contrary by either party. In the event the executive's employment is terminated by the Company other than for cause, the executive will receive payment of his salary and target bonus for the remainder of the employment period, health and welfare benefits during that period, and an additional benefit under the Company's Executive Supplemental Retirement Plan. The agreement also provides for an additional payment equal to two years salary and target bonus in return for an agreement on the part of the executive not to compete with the Company for a period of two years.

In making its compensation decisions, the Committee considers the effect of
Section 162(m) of the Code, which limits to $1,000,000 the allowable federal income tax deduction for compensation paid to the Company's Chief Executive Officer and next four most highly compensated officers. The limit on deductibility does not apply to performance-based compensation paid pursuant to a plan approved by the stockholders. The Company expects that expense associated with stock option awards made under the Company's Amended and Restated 1992 Omnibus Stock Option Plan will not be limited by Section 162(m) since the Company obtained stockholder approval of this Plan. The expense associated with restricted share awards that are not performance-based may be limited under Section 162(m) and, if that should be the case, the Committee may defer the vesting of such awards until such time as the associated expense is fully deductible. The Company has obtained stockholder approval of its Incentive Compensation Plan and does not anticipate that the expense associated with this Plan will be limited by Section 162(m).

In the opinion of the Committee, the Company's performance-based cash compensation system, together with the grant of fair market value options and, in limited circumstances, restricted stock awards, provides all management employees, including executive officers, with an incentive to achieve objective financial targets designed to increase stockholder value.

The foregoing report is hereby submitted by the members of the Compensation Committee.

Walter B. Wriston, Chairman
Malcolm W. Gambill
Robert F. B. Logan
James A. Urry

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning cash compensation paid by the Company to the Chief Executive Officer and each of the next four most highly compensated officers of the Company for services rendered in all capacities to the Company and its subsidiaries during the three fiscal years ended December 31, 1999.


                                                                            Long Term
                                                                       Compensation Awards
                                                              -----------------------------------
                                               Annual                       Securities
                                          Compensation (1)(2)   Restricted  Underlying        All
                                         -------------------      Stock      Options          Other
         Name                      Year   Salary       Bonus     Award (3)  Granted (4)   Compensation (5)
         -----                  -------- ---------  ---------- ----------- -------------  ----------------

Robert N. Pokelwaldt(6) ........  1999    $650,000   $       0           0       112,500        $2,575,874
Past Chairman of the Board and..  1998     700,000     947,556           0        25,000            11,776
Chief Executive Officer.........  1997     688,667           0           0        40,000            11,507

John R. Tucker(6)                 1999     540,833           0           0       181,250             6,617
President and Chief.............  1998     445,833     750,000           0        24,000             2,798
Executive Officer                 1997      79,003     200,000  $1,129,688        40,000               391

Michael R. Young................  1999     426,459     411,469           0        80,000            18,958
Vice President, and President...  1998     400,000     547,733           0         8,000             8,487
Central Environmental Systems...  1997     400,000           0     535,000        30,000            21,794

Peter C. Spellar................  1999     327,500     217,503           0        53,000             3,244
Vice President Corporate........  1998     312,500     215,899           0         8,000             2,931
Marketing & Strategic Accounts..  1997     291,667           0           0        10,000             2,684

Stuart R. Amos(6)...............  1999     340,416           0           0        83,000             2,990
Vice President and President,...  1998     250,000     361,390     216,875        10,000             1,954
Unitary Products Group

Robert C. Galvin(6).............  1999     176,458     173,250     897,500        100,000              183
Vice President and Chief
Financial Officer

(1) No compensation that would be categorized as "Other Annual Compensation" was paid to officers in any of the years presented.
(2) Includes amounts deferred at the election of the officer pursuant to the York International Investment Plan, a plan established under Section 401(k) of the Code and the York International Corporation Executive Deferred Compensation Plan, a non-qualified deferred compensation plan. Does not include any amounts that may ultimately be earned for the Performance Units awarded during 1999 and shown in the Long-Term Incentive Plans - Awards in Last Fiscal Year Table.
(3) The restricted stock holdings of the officers and the value of such holdings as of December 31, 1999, based upon the 1999 year-end closing price (net of the purchase price paid by the officer) are as follows: Mr. Tucker - 12,500 shares ($330,468), Mr. Young - 10,000 shares ($264,375), Mr. Amos - 5,000 shares ($132,188), and Mr. Galvin - 20,000 shares ($528,750). Any dividends payable with respect to common stock will be paid with respect to the restricted stock. Messrs. Tucker and Young received 25,000 shares and 10,000 shares, respectively, of restricted stock in 1997, Mr. Amos received 5,000 shares in 1998, and Mr. Galvin received 20,000 shares in 1999. In each instance, the stock vests 50% on the second anniversary of the grant and 25% on each of the two subsequent anniversaries.
(4) Excludes options to purchase common stock at 85% of fair market value through automatic payroll deductions acquired in December 1999 under the 1992 Employee Stock Purchase Plan ("Purchase Plan"), in which Messrs. Pokelwaldt, Tucker, Young, Spellar, and Amos each elected to participate. Messrs. Pokelwaldt and Tucker each acquired 612 shares, Mr. Young acquired 611 shares, Mr. Spellar acquired 570 shares, and Mr. Amos acquired 345 shares of common stock.
(5) Comprises payments and accruals of $2,566,635 for Mr. Pokelwaldt under his Retirement Agreement dated October 14, 1999 and under the Company's Supplemental Executive Retirement Plan, matching contributions by the Company under the York International Investment Plan, contributions for Mr. Young under the Bristol Thrift and Retirement Plan, and for Mr. Pokelwaldt under the York International Deferred Compensation Plan, and term life insurance premiums for the named individuals for policies with a face amount equal to the individual's base salary, as follows:

                           Investment Plan   Insurance
                            Contributions     Premium
                           ----------------  ---------
   Robert N. Pokelwaldt            $ 2,242      $6,997
   John R. Tucker                    4,595       2,022
   Michael R. Young                 14,638*      4,320
   P. C. Spellar                     1,288       1,956
   Stuart R. Amos                    1,780       1,210
   Robert C. Galvin                      0         183

   * Bristol Thrift & Retirement

(6) Mr. Pokelwaldt retired from the Company in October, 1999 and Messrs. Tucker, Amos and Galvin left the Company in February, 2000.

OPTION GRANTS

The following table shows, as to each person named, the options to purchase common stock granted by the Company in 1999 under the Amended and Restated 1992 Omnibus Stock Plan. The grants do not include options to purchase Company stock through automatic payroll deductions under the Purchase Plan (see note (4) to the Summary Compensation Table above).

                                               Option Grants in 1999
                                                 Individual Grants
                                -------------------------------------------------
                                                   % of
                                   Number of      Total
                                   Securities    Options                              Potential Realizable Value at Assumed
                                   Underlying    Granted                             Annual Rates of Stock Price Appreciation
                                    Options       to All    Exercise                 for Option Term (End of Year Value) (1)
                                    Granted     Employees   Price Per  Expiration    ------------------------------------------
        Name                       (Shares) (2)  in 1999      Share       Date             0%           5% (3)          10% (3)
--------------------------------  -----------   ---------   ---------  ----------         --       ----------       ----------
R. N. Pokelwaldt................      112,500         6.6%   $34.6250    03/16/09         $0       $2,449,688       $6,208,313
J. R. Tucker....................       56,250         3.3%    34.6250    03/16/09          0        1,224,844        3,104,156
                                      125,000         7.9%    22.9375    11/08/09          0        1,802,813        4,569,063
M. R. Young.....................       30,000         1.8%    34.6250    03/16/09          0          653,250        1,655,550
                                       50,000         3.2%    22.9375    11/08/09          0          721,125        1,827,625
P. C. Spellar...................       33,000         1.9%    34.6250    03/16/09          0          718,575        1,821,105
                                       20,000         1.3%    22.9375    11/08/09          0          288,450          731,050
S. R. Amos......................       33,000         1.9%    34.6250    03/16/09          0          718,575        1,821,105
                                       50,000         3.2%    22.9375    11/08/09          0          721,125        1,827,625
R.C. Galvin.....................       40,000         2.3%    40.0625    06/22/09          0        1,007,900        2,553,900
                                       60,000         3.8%    22.9375    11/08/09          0          865,350        2,193,150

(1) Represent arbitrarily assumed rates of appreciation of the common stock price, mandated by the Securities and Exchange Commission's rules, compounded annually over the term of the option and are not intended to forecast possible future appreciation, if any, of the common stock. The market value of the common stock on the March 16, 1999 grant date was $34.6250; the value of the common stock at the end of those options' term based on a compounded 5% growth rate would be $56.40 per share and based on a compounded 10% growth rate would be $89.81 per share. The market value of the common stock on the June 22, 1999 grant date was $40.0625; the value of the common stock at the end of those options' term based on a compounded 5% growth rate would be $65.26 per share and based on a compounded 10% growth rate would be $103.91 per share. The market value of the common stock on the November 8, 1999 grant date was $22.9375; the value of the common stock at the end of those options' term based on a compounded 5% growth rate would be $37.36 per share and based on a compounded 10% growth rate would be $59.49 per share.

(2) The options are non-qualified, non-transferable other than by will or the laws of descent and distribution, and become exercisable when the price of the Company's common stock reaches certain pre-determined levels during the five years following grant and remains at that average price for a period of 15 consecutive trading days at $43.63. For the March 16, 1999 grant, 50% of the grant vests and becomes exercisable and the remaining 50% vests at $49.30. For the June 22, 1999 grant, 50% vests at $50.48 and the remaining 50% at $57.04. For the November 8, 1999 grant, 100% vests at $35.9375. In the event any tranche has not vested within five years from the date of grant, it vests and becomes exercisable on the seventh anniversary of the grant and remains exercisable until the tenth anniversary of the grant unless terminated sooner in the event of death, disability, retirement or termination of employment.

(3) No gain to the optionees is possible without an increase in stock price which will benefit all stockholders. A zero percent gain in stock price will result in zero dollars for the optionee.

Option Exercises and 1999 Year-End Option Values

The following table shows, as to the individuals named in the Summary Compensation Table above, information concerning stock option exercises and 1999 year-end stock option values.

                      Aggregated Option Exercises in Last
                     Fiscal Year and Year-End Option Values

                                                                    Number of Securities        Value of Unexercised
                                     Number of Shares    Value     Underlying Unexercised       In-the-Money Options
                                         Acquired       Realized  Options at 1999 Year-End      at 1999 Year-End (1)
                                     ----------------   --------  -------------------------  --------------------------
Name                                                              Exercisable/Unexercisable  Exercisable/Unexercisable
----                                                              -------------------------  --------------------------

R. N. Pokelwaldt..................              23,450   $111,388       182,160  /  112,500               $    0  /  0
J. R. Tucker......................                   0         0         67,125  /  178,125              0  /  562,500
M. R. Young.......................                   0         0          53,000  /  65,000              0  /  225,000
P. C. Spellar.....................                   0         0          69,200  /  36,500              0  /   90,000
S. R. Amos........................                   0         0          26,500  /  66,500              0  /  225,000
R. C. Galvin......................                   0         0          20,000  /  80,000              0  /  270,000

___________
(1) Based upon an assumed fair market value of $27.4375 per share, which was the closing price on the New York Stock Exchange of the common stock on December 31, 1999.


LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

The following table shows, as to each person named, the Performance Units granted by the Company in 1999 under the Mid-Term Program of the Incentive Compensation Plan. At the end of the three-year measurement period, the number of Performance Units earned, if any, will be based on the extent to which the established objective of total return to stockholders as compared to the Industrial Component of the Standard & Poor's Midcap 400 Index has been met. If the threshold objective is not met, no Performance Units are earned. If the target objective is exceeded, additional Performance Units can be earned, up to the number of the original grant. The value of each Performance Unit earned will be equal to the average of the closing sale price of the Company's common stock during the 120 consecutive trading days ending on the last day of the measurement period.

                                                                                        Number of
                                                                                      Shares, Units            Performance or
                                                                                         Or Other            Other Period Until
Name                                                                                      Rights            Maturation or Payout
----                                                                                   -------------      ------------------------

R. N. Pokelwaldt..........................................................                    15,000                     12/31/01
J. R. Tucker..............................................................                    10,000                     12/31/01
M. R. Young...............................................................                     6,275                     12/31/01
P. C. Spellar.............................................................                     4,942                     12/31/01
S. R. Amos................................................................                     4,706                     12/31/01
R. C. Galvin..............................................................                     5,033                     12/31/01

RETIREMENT PLANS

The Company has a defined benefit retirement plan (the "Retirement Plan") covering the salaried employees of certain of the Company's business units who are not subject to collective bargaining agreements. The Retirement Plan covers each of the officers named in the Summary Compensation Table other than Mr. Young and Mr. Galvin.

The following table indicates the amount of annual retirement income which would be payable under the Retirement Plan (but for certain limitations imposed by the Code) at normal retirement age to participants in specified salary and bonus levels and years of credited service categories. For 1999 the Code limits to $160,000 the amount of earnings which may be taken into account to calculate benefits, and to $130,000 the benefits payable. The limits are adjusted annually for inflation.

  Assumed Average Annual
  Earnings for Highest
    Five Consecutive
   Years in 10 Years                                       15 Years        20 Years       25 Years       30 Years       35 Years
  Preceding Retirement                                      Service         Service        Service        Service       Service
  ---------------------                                   -----------     ----------     ----------     ----------    ------------
  $150,000............................................       $ 36,000       $ 48,000       $ 60,000       $ 72,000       $ 75,750
   200,000............................................         48,000         64,000         80,000         96,000        101,000
   250,000............................................         60,000         80,000        100,000        120,000        126,250
   300,000............................................         72,000         96,000        120,000        144,000        151,500
   400,000............................................         96,000        128,000        160,000        192,000        202,000
   500,000............................................        120,000        160,000        200,000        240,000        252,500
   600,000............................................        144,000        192,000        240,000        288,000        303,000
   700,000............................................        168,000        224,000        280,000        336,000        353,500
   800,000............................................        192,000        256,000        320,000        384,000        404,000
   900,000............................................        216,000        288,000        360,000        432,000        454,500
 1,000,000............................................        240,000        320,000        400,000        480,000        505,000

The compensation covered by the Retirement Plan consists of base salary and bonus paid in that year. The covered compensation (excluding the effect of Code limitations) and credited years of service, as of December 31, 1999, for each of the officers named in the Summary Compensation Table above were as follows: Mr. Pokelwaldt - $739,884, 11 years; Mr. Tucker - $796,042, 2 years; Mr. Spellar
- $447,983, 7 years; Mr. Amos - $744,936, 2 years. Mr. Galvin was not eligible to participate in 1999 since he had less than one year of service.

The benefits shown in the above table are subject to reduction by an amount equal to a percentage of Social Security benefits. The benefits are calculated on a straight-life annuity basis assuming retirement at age 65.

The Company has a defined benefit supplemental retirement plan (the "Supplemental Retirement Plan") covering certain key executive officers, including those named in the Summary Compensation Table other than Mr. Young and Mr. Amos.

The following table indicates the amount of annual retirement income which would be payable under the Supplemental Retirement Plan at normal retirement age to participants in specified salary and bonus levels and years of credited service categories.

  Assumed Average Annual
  Earnings for Highest
    Five Consecutive
   Years in 10 Years                                       15 Years        20 Years       25 Years       30 Years       35 Years
  Preceding Retirement                                      Service         Service        Service        Service       Service
  ---------------------                                   -----------     ----------     ----------     ----------    ------------
 $150,000............................................       $ 56,250       $ 75,000       $ 75,000       $ 75,000       $ 75,000
  200,000............................................         75,000        100,000        100,000        100,000        100,000
  250,000............................................         93,750        125,000        125,000        125,000        125,000
  300,000............................................        112,500        150,000        150,000        150,000        150,000
  400,000............................................        150,000        200,000        200,000        200,000        200,000
  500,000............................................        187,500        250,000        250,000        250,000        250,000
  600,000............................................        225,000        300,000        300,000        300,000        300,000
  700,000............................................        262,500        350,000        350,000        350,000        350,000
  800,000............................................        300,000        400,000        400,000        400,000        400,000
  900,000............................................        337,500        450,000        450,000        450,000        450,000
1,000,000............................................        375,000        500,000        500,000        500,000        500,000

The Supplemental Retirement Plan provides a retirement benefit equal to up to 50% (based on a maximum of 20 years of credited service (no credit is given for service beyond 20 years) and final compensation) of the officer's highest average salary and bonus for three out of the last five years preceding retirement. The covered compensation and credited years of service under the Supplemental Retirement Plan based on 1999 salaries and bonuses as of December 31, 1999, would be approximately: Mr. Pokelwaldt - $914,333, 20 years; Mr. Tucker - $719,583, 2 years; Mr. Spellar - $407,306, 20 years; Mr. Amos - $531,667, 2 years.

The benefits shown in the above table are subject to reduction by an amount equal to a percentage of Social Security benefits, benefits under the Retirement Plan and any other retirement benefits received. The benefits are calculated on a straight-life annuity basis assuming retirement at age 62.

The following table indicates the amount of annual retirement income which would be payable under the Bristol Compressors, Inc. Officers Retirement and Salary Continuation Plan (the "Bristol Plan") at normal retirement age to participants in specified salary levels and years of credited service categories. Mr. Young is a participant in this plan.

  Assumed Average Annual
  Earnings for Highest
    Five Consecutive
   Years in 10 Years                                       15 Years        20 Years       25 Years       30 Years       35 Years
  Preceding Retirement                                      Service         Service        Service        Service       Service
  ---------------------                                   -----------     ----------     ----------     ----------    ------------
    150,000............................................    60,000        60,000        60,000         60,000          60,000
    200,000............................................    80,000        80,000        80,000         80,000          80,000
    250,000............................................   100,000       100,000       100,000        100,000         100,000
    300,000............................................   120,000       120,000       120,000        120,000         120,000
    400,000............................................   160,000       160,000       160,000        160,000         160,000
    500,000............................................   200,000       200,000       200,000        200,000         200,000
    600,000............................................   240,000       240,000       240,000        240,000         240,000
    700,000............................................   280,000       280,000       280,000        280,000         280,000
    800,000............................................   320,000       320,000       320,000        320,000         320,000
    900,000............................................   360,000       360,000       360,000        360,000         360,000
  1,000,000............................................   400,000       400,000       400,000        400,000         400,000

The Bristol Plan provides a retirement benefit equal to 40% of the employee's base salary for the full calendar year preceding the participant's actual retirement, without regard to service. The compensation for Mr. Young as of December 31, 1999 would be approximately $426,458.

The benefits shown in the above table are subject to reduction by 2% per year for early retirement before age 62. The benefits are calculated payable as a 15 year certain benefit payable at age 62.

The Evcon Industries, Inc. Retirement Plan for Salaried Employees in which Mr. Young participated from 1991 until 1995, is intended to provide Mr. Young with retirement benefits. As of December 31, 1999, upon attaining age 65, he is eligible to receive an annual retirement benefit of $17,227.

The Frick/Frigid Coil Pension Plan for Salaried Employees (the "Frick Plan"), in which Mr. Pokelwaldt participated from 1979 until his transfer to the Retirement Plan in 1988, is intended to provide Mr. Pokelwaldt with retirement benefits. Upon attaining age 65, Mr. Pokelwaldt is eligible to receive an annual retirement benefit of $8,900 under the Frick Plan. Mr. Spellar also participated in the Frick Plan. His participation was from 1979 until his transfer to the Retirement Plan in 1992. Upon attaining age 65, Mr. Spellar is eligible to receive an annual retirement benefit of $16,289 from the Frick Plan.

CHANGE-IN-CONTROL ARRANGEMENTS

The Company maintains severance agreements with certain of its key employees, including the individuals named in the Summary Compensation Table, which provide severance benefits in the event the employee's employment terminates in connection with or for a period following a change in control of the Company.
In such event, the employee would receive a payment equal to three times his or her annual base salary and target bonus, together with continued health insurance benefits until the earlier of 36 months or the obtaining of similar coverage from another employer. Amounts payable under the agreements will be cut back to the extent they would not be tax deductible under Section 280G of the Internal Revenue Code.

STOCK PERFORMANCE GRAPH

The following chart compares the cumulative total return on the Company's common stock for the 5-year period from December 31, 1994 through December 31, 1999 to the cumulative total return for the same period of the Standard & Poor's Midcap 400 Index, the Industrial Component of the Standard & Poor's Midcap 400 Index, and the Standard & Poor's Electrical Equipment Index. The graph assumes that the value of the investment in the common stock and each index was $100 on December 31, 1994 and that all dividends were reinvested.

                COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN
              AMONG YORK INTERNATIONAL, THE S&P MIDCAP 400 INDEX,
             THE INDUSTRIAL COMPONENT OF THE S&P MIDCAP 400 INDEX
                    AND THE S&P ELECTRICAL EQUIPMENT INDEX

                           [STOCK PERFORMANCE GRAPH]

                                Dec. 94     Dec. 95    Dec. 96    Dec. 97    Dec. 98    Dec. 99
York International                100         128.17     153.44     109.87    114.70     78.46
S&P Electrical Equipment - 500    100         140.33     192.73     271.60    364.51    546.57
S&P Midcap 400 Index              100         130.94     156.08     206.43    245.87    282.06
Industrial Component of
   The S&P Midcap 400             100         129.51     155.11     185.39    202.67    245.20

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                           OWNERSHIP OF COMMON STOCK
                 OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information as of February 29, 1999 with respect to beneficial ownership of shares of the Company's common stock, assuming exercise of options exercisable within 60 days of such date, by each Director, by each executive officer named in the Summary Compensation Table and by all Directors and executive officers as a group. Except as otherwise noted, the beneficial owners have sole voting and investment power as to all such shares.

                                                                                             Number of
                                                                                              Shares
                                                                                            Beneficially      Percentage of
Name of Beneficial Owner                                                                      Owned (a)        Outstanding
------------------------                                                                ------------------    ---------------

Robert N. Pokelwaldt (b)...........................................................                392,251                 1%
Malcolm W. Gambill (c).............................................................                 25,330                  *
Robert F. B. Logan (d).............................................................                 94,011                  *
Gerald C. McDonough (e)............................................................                 71,650                  *
Donald M. Roberts (f)..............................................................                 80,434                  *
John R. Tucker (g).................................................................                 97,368                  *
James A. Urry (h)..................................................................                 44,617                  *
John E. Welsh, III (i).............................................................                 31,400                  *
Walter B. Wriston (j)..............................................................                 13,450                  *
Michael R. Young (k)...............................................................                 94,077                  *
Peter C. Spellar (l)...............................................................                130,786                  *
Stuart R. Amos (m).................................................................                 34,950                  *
Robert C. Galvin...................................................................                 42,000                  *
All directors and executive officers of the Company as a group    (21 persons) (n).              1,454,509                3.8%

___________
* Represents less than 1.0% of the aggregate shares of common stock outstanding.

(a) Includes shares issuable upon exercise of options that are exercisable within 60 days.
(b) Includes 182,160 shares issuable upon exercise of options.
(c) Includes 9,000 shares issuable upon exercise of options and 5,330 shares representing Director fees deferred into the York common stock Fund of the Company's Deferred Compensation Plan.
(d) Includes 200 shares owned by Mr. Logan's wife as to which he disclaims beneficial ownership, 9,000 shares issuable upon exercise of options, and 4,418 shares representing Director fees deferred into the York common stock Fund of the Company's Deferred Compensation Plan.
(e) Includes 9,000 shares issuable upon exercise of options.
(f) Includes 13,679 shares owned by Mr. Roberts' adult child and 13,678 shares owned by Mr. Roberts' wife on behalf of their two children as to which Mr. Roberts has no voting or investment power and as to which he disclaims beneficial ownership, 9,000 shares issuable upon exercise of options, and 1,041 shares representing Director fees deferred into the York common stock Fund of the Company's Deferred Compensation Plan.
(g) Includes 67,125 shares issuable upon exercise of options.
(h) Includes 9,000 shares issuable upon exercise of options and 5,617 shares representing Director fees deferred into the York common stock Fund of the Company's Deferred Compensation Plan.
(i) Includes 9,000 shares issuable upon exercise of options.
(j) Includes 9,000 shares issuable upon exercise of options.
(k) Includes 53,000 shares issuable upon exercise of options.
(l) Includes 30,000 shares held in trust for Mr. Spellar's children, as to which he disclaims any beneficial ownership, and 69,200 shares issuable upon exercise of options.
(m) Includes 26,500 shares issuable upon exercise of options.
(n) Includes 672,835 shares issuable upon exercise of options.

                      OWNERSHIP OF OTHER BENEFICIAL OWNERS

                                         Voting             Dispositive       Total Amount   Percent
                                       Authority             Authority        of Beneficial     Of
Name and Address                    Sole      Shared      Sole      Shared      Ownership     Class
--------------------------------  ---------  ---------  ---------  ---------  -------------  --------

Capital Research and                      0          0  4,842,300          0      4,842,300     12.4%
Management Company  (1)
333 S. Hope St.
Los Angeles, CA  90071
Amvescap PLC  (2)                         0  4,295,285          0  4,295,285      4,295,285    11.02%
11 Devonshire Square
London EC2 M4YR
England
Brinson Partners, Inc.  (3)       3,856,233          0          0  3,856,233      3,856,233      9.7%
209 South Lasalle
Chicago, IL  60604-1295/ UBS AG
KR Capital Advisors, Inc. (4)     2,137,475          0  2,137,475          0      2,137,475      5.5%
450 Park Avenue
New York, NY  17403/
Edward D. Klein

(1) Based on a Schedule 13G filed with the Securities and Exchange Commission on February 10, 2000.

(2) Based on a Schedule 13G filed by Amvescap PLC with the Securities and Exchange Commission on February 3, on behalf of itself and on behalf of AVZ, Inc., AIM Management Group Inc., AMVESCAP Group Services, Inc., Invesco, Inc., Invesco North American Holdings, Inc., Invesco Capital Management, Inc., INVESCO Funds Group, Inc., INVESCO Management & Research, Inc., INVESCO Realty Advisers, Inc., and INVESCO (NY) Asset Management, Inc.

(3) Based on a Schedule 13G filed by Brinson Partners, Inc. ("BPI") and UBS AG, the ultimate Swiss parent of BPI, with the Securities and Exchange Commission on February 4, 2000.
(4) Based on a Schedule 13G filed by KR Capital Advisers, Inc. and Edward D. Klein with the Securities and Exchange Commission on February 4, 2000.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based on a review of the forms filed with the Securities and Exchange Commission, we believe that all reports required of officers and directors concerning their ownership of the Company's stock during 1999 were filed in a timely manner.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Capial Research and Management, Invesco, an affiliate of Amvescap, and KR Capital Advisers Inc., each of which is a holder of more than 5% of the Company's stock, manage portions of the Company's pension plan assets. Agreements with these entities are on an arm's-length basis.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) The following financial statements of York International Corporation and subsidiaries are incorporated herein by reference to pages a13 to a31 of the Annual Financial Statements and Review of Operations:

       Consolidated Balance Sheets - as of December 31, 1999 and 1998 Consolidated Statements of Operations - years ended December 31, 1999, 1998, and 1997
       Consolidated Statements of Comprehensive Income - years ended
       December 31, 1999, 1998 and 1997
       Consolidated Statements of Cash Flows - years ended December 31, 1999, 1998, and 1997
       Consolidated Statements of Stockholders' Equity - years ended
       December 31, 1999, 1998 and 1997
       Notes to Consolidated Financial Statements

   (2) The following financial statement schedule for York International Corporation and subsidiaries is included herein:

       VIII Valuation and Qualifying Accounts - years ended December 31, 1999, 1998 and 1997;
            (Page 34 of Form 10-K)

       All other schedules are omitted as they are not applicable.

       Independent Auditors' Report Covering Financial Statement Schedule; (Page 33 of Form 10-K)

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

   4.2 SECOND AMENDMENT TO AMENDED AND RESTATED RECEIVABLES SALE AGREEMENT, among the Registrant, as seller and collection agent, Asset Securitization Cooperative Corporation, as purchaser, and Canadian Imperial Bank of Commerce, as servicing agent. (Incorporated by reference to
       Exhibit 4.1 to Registrant's Form 10-Q for the quarter ended September 30, 1999, File No.
       1-10863)

   4.3 THIRD AMENDMENT TO AMENDED AND RESTATED RECEIVABLES SALE AGREEMENT, among the Registrant, as seller and collection agent, Asset Securitization Cooperative Corporation, as purchaser,
       Canadian imperial Bank of Commerce, as servicing agent. (Incorporated by reference to
       Exhibit 4.2 to Registrant's Form 10-Q for the quarter ended September 30, 1999, File No.
       1-10863)


   4.4 Indenture dated as of March 1, 1993 between the Registrant and Morgan Guaranty Trust Company of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to the Registrant's
       Registration Statement filed on Form S-3, File No. 33-57178, filed on January 19, 1993)

   4.5 Indenture effective as of June 1, 1998 between the Registrant and State Street Bank and
       Trust Company, a Massachusetts chartered trust company, as Trustee (Incorporated by reference to Exhibit 4 to the Registrant's Form 8-K, File No. 1-10863, filed on May 28, 1998)

   4.6 Amended and Restated Credit Agreement, dated as of July 21, 1995 among the Registrant, the several banks and the other financial institutions from time to time parties to the
       Agreement and Canadian Imperial Bank of Commerce, acting through its New York Agency, as
       Agent (Incorporated by reference to Exhibit 10.17 to Registrant's Quarterly Report on Form
       10-Q for the quarter ended September 30, 1995, File No. 1-10863)

   4.7 First Amendment dated as of May 28, 1997 to the Amended and Restated Credit Agreement among the Registrant, the several banks and the other financial institutions from time to time parties thereto and Canadian Imperial Bank of Commerce, acting through its New York Agency, as agent for the Banks along with supporting exhibits (Incorporated by reference to Exhibit
       4.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File
       No. 1-10863)

   4.8 SECOND AMENDMENT, dated as of June 3, 1999, to the Amended and Restated Credit Agreement
       among YORK INTERNATIONAL CORPORATION, the several banks and other financial institutions from time to time parties thereto and CANADIAN IMPERIAL BANK OF COMMERCE, acting through its
       New York Agency, as agent for the Banks thereunder.  (Incorporated by reference to Exhibit
       4.1 to Registrant's Form 10-Q for the quarter ended June 30, 1999, File No. 1-10863)

   4.9 364-DAY REVOLVING CREDIT AGREEMENT, dated as of June 3, 1999, among York International
       Corporation, the several banks and other financial institutions from time to time parties to this Agreement and Canadian imperial Bank of Commerce, acting through its New York Agency as administrative agent for the Banks hereunder.  (Incorporated by reference tp Exhibit 4.2 to
       Registrant's Form 10-Q for the quarter ended June 30, 1999, File No. 1-10863)

  4.10 FOURTH AMENDMENT TO AMENDED AND RESTATED RECEIVABLES SALE AGREEMENT, among the Registrant, as seller and collection agent, Asset Securitization Cooperative Corporation, as purchaser,
       Canadian imperial Bank of Commerce, as servicing agent, effective December 22, 1999. (filed herewith)

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

 *10.3 Amendment No. 1 to the York International Corporation Amended and Restated 1992 Omnibus
       Stock Plan, dated February 16, 1999 (Incorporated by reference to Exhibit 10.15 to the
       Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, File No.
       1-10863)

 *10.4 York International Corporation 1996 Incentive Compensation Plan (Amended and Restated
       Effective January 1, 1999) (Incorporated by reference to Exhibit 10.2 to the



       Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 1-10863)

 *10.5  Bristol Compressors, Inc. Officers Retirement/Salary Continuation Plan (Incorporated by
        reference to Exhibit 10.4 to York International Corporation's Registration Statement on Form
        S-1, File No. 33-30713, filed on August 25, 1989)

 *10.6  York International Corporation Supplemental Executive Retirement Plan (Incorporated by
        reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended
        December 31, 1993, File No. 1-10863)

 *10.7  Form of Restricted Stock Agreement by and between Registrant and certain of its employees
        (Incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for
        the year ended December 31, 1995, File No. 1-10863)

 *10.8  York International Corporation Executive Deferred Compensation Plan (Incorporated by
        reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended
        December 31, 1993, File No. 1-10863)

 *10.9  First Amendment to the York International Corporation Executive Deferred Compensation Plan,
        dated as of December 2, 1994 (Incorporated by reference to Exhibit 10.8 to Registrant's
        Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-10863)

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

*10.12  Executive Officer Compensation Agreement between York International Corporation and John R.
        Tucker, dated October 22, 1997 (Incorporated by reference to Exhibit 10.12 to the
        Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, File No.
        1-10863)

*10.13  Executive Officer Compensation Agreement between York International Corporation and Stuart
        R. Amos, dated February 6, 1998 (Incorporated by reference to Exhibit 10.13 to the
        Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, File No.
        1-10863)

*10.14  Executive Officer Compensation Agreement between York International Corporation and Robert
        C. Galvin, dated June 21, 1999 (filed herewith)

*10.15  Third Amendment to the York International Corporation Executive Deferred Compensation Plan,
        effective as of October 1, 1999 (filed herewith)

*10.16  Employment Agreement between York International Corporation and John R. Tucker, dated
        December 29, 1999 (filed herewith)

*10.17  Employment Agreement between York International Corporation and Stuart R. Amos, dated
        December 29, 1999 (filed herewith)

*10.18  Employment Agreement between York International Corporation and Robert C. Galvin, dated
        December 29, 1999 (filed herewith)



*10.19  Employment Agreement between York International Corporation and Michael R. Young, dated
        December 29, 1999 (filed herewith)

*10.20  Retirement Agreement between York International Corporation and Robert N. Pokelwaldt, dated
        October 14, 1999 (filed herewith)

*10.21  Employment Agreement between York International Corporation and Key Executive Employees,
        dated December 29, 1999 (filed herewith)

*10.22  Amendment No. 2 to the York International Corporation Amended and Restated 1992 Omnibus
        Stock Plan, dated February 9, 2000 (filed herewith)

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



(b)  No reports on Form 8-K have been filed during the last quarter of fiscal
1999.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              YORK INTERNATIONAL CORPORATION

                                /S/ Michael R. Young
                               ---------------------
                                      MICHAEL R. YOUNG
                               President and Chief Executive Officer

Date:  March 27, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 27th day of March 2000.

   Signature                            TITLE
   ---------                            -----

 /S/ Michael R. Young         President and Chief Executive Officer
---------------------         (Principal Executive Officer)
   MICHAEL R. YOUNG


 /S/ C. David Myers           Vice President and Chief Financial Officer
-------------------           (Principal Financial Officer)
   C. DAVID MYERS


 /S/ Charles F. Cargile       Vice President, Finance and Corporate Development
-------------------------
   CHARLES F. CARGILE


 /S/ David R. Heck            Controller
------------------            (Principal Accounting Officer)
   DAVID R. HECK


    DIRECTORS
    ---------

 /S/ Gerald C. McDonough*
-------------------------
   GERALD C. MCDONOUGH

 /S/ Malcolm W. Gambill*
------------------------
   MALCOLM W. GAMBILL

 /S/ Robert F. B. Logan*
------------------------
   ROBERT F. B. LOGAN

 /S/ Donald M. Roberts*
-----------------------
   DONALD M. ROBERTS

 /S/ Michael R. Young
---------------------
   MICHAEL R. YOUNG

 /S/ James A. Urry*
-------------------
   JAMES A. URRY

/S/ John E. Welsh, III*
-----------------------
  JOHN E. WELSH, III

 /S/ Walter B. Wriston*
-----------------------
   WALTER B. WRISTON

* Pursuant to powers of attorney.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors and Stockholders
York International Corporation:

Under date of February 17, 2000, we reported on the consolidated balance sheets of York International Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1999, as contained in the 1999 Annual Financial Statements and Review of Operations to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG LLP


/S/ KPMG LLP


Harrisburg, Pennsylvania
February 17, 2000

SCHEDULE VIII


                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1999, 1998 and 1997

                             (thousands of dollars)


Column A                              Column B   Column C     Column C     Column D    Column E
-----------------------------------  ----------  ---------  ------------  ----------  ----------
                                     Balance at  Additions   Additions                Balance at
                                     Beginning   Costs and     Other                   Close of
Description                          of Period   Expenses   Accounts (a)  Deductions    Period
-----------------------------------  ----------  ---------  ------------  ----------  ----------
1999
 Allowances for Doubtful Accounts       $19,911    $10,899       $8,913      $ 8,381     $31,342
 Warranties                             $36,488    $13,967       $1,475      $12,323     $39,607

1998
 Allowances for Doubtful Accounts       $17,839    $ 8,206       $   --      $ 6,134     $19,911
 Warranties                             $36,280    $13,492       $   --      $13,284     $36,488

1997
 Allowances for Doubtful Accounts       $20,737    $ 6,139       $   --      $ 9,037     $17,839
 Warranties                             $33,135    $12,805       $   --      $ 9,660     $36,280

(a) Additions charged to Other Accounts includes liabilities of businesses acquired in 1999.

   EXHIBIT                                                                                                          PAGE
    NUMBER EXHIBIT INDEX                                                                                            NUMBER
   ------- -------------                                                                                            ------
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

      4.2  SECOND AMENDMENT TO AMENDED AND RESTATED RECEIVABLES SALE AGREEMENT, among the Registrant, as seller and collection agent, Asset Securitization Cooperative Corporation, as purchaser, and Canadian Imperial Bank of Commerce, as servicing agent. (Incorporated by reference to
           Exhibit 4.1 to Registrant's Form 10-Q for the quarter ended September 30, 1999, File No.
           1-10863)

      4.3  THIRD AMENDMENT TO AMENDED AND RESTATED RECEIVABLES SALE AGREEMENT, among the Registrant, as seller and collection agent, Asset Securitization Cooperative Corporation, as purchaser,
           Canadian imperial Bank of Commerce, as servicing agent. (Incorporated by reference to
           Exhibit 4.2 to Registrant's Form 10-Q for the quarter ended September 30, 1999, File No.
           1-10863)

      4.4  Indenture dated as of March 1, 1993 between the Registrant and Morgan Guaranty Trust Company of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to the Registrant's
           Registration Statement filed on Form S-3, File No. 33-57178, filed on January 19, 1993)

      4.5  Indenture effective as of June 1, 1998 between the Registrant and State Street Bank and
           Trust Company, a Massachusetts chartered trust company, as Trustee (Incorporated by reference to Exhibit 4 to the Registrant's Form 8-K, File No. 1-10863, filed on May 28, 1998)

      4.6  Amended and Restated Credit Agreement, dated as of July 21, 1995 among the Registrant, the several banks and the other financial institutions from time to time parties to the
           Agreement and Canadian Imperial Bank of Commerce, acting through its New York Agency, as
           Agent (Incorporated by reference to Exhibit 10.17 to Registrant's Quarterly Report on Form
           10-Q for the quarter ended September 30, 1995, File No. 1-10863)

      4.7  First Amendment dated as of May 28, 1997 to the Amended and Restated Credit Agreement among the Registrant, the several banks and the other financial institutions from time to time parties thereto and Canadian Imperial Bank of Commerce, acting through its New York Agency, as agent for the Banks along with supporting exhibits (Incorporated by reference to Exhibit
           4.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File
           No. 1-10863)

      4.8  SECOND AMENDMENT, dated as of June 3, 1999, to the Amended and Restated


           Credit Agreement among YORK INTERNATIONAL CORPORATION, the several banks and other financial institutions from time to time parties thereto and CANADIAN IMPERIAL BANK OF COMMERCE, acting through its New York Agency, as agent for the Banks thereunder. (Incorporated by reference to Exhibit 4.1 to Registrant's Form 10-Q for the quarter ended June 30, 1999, File
           No. 1-10863)

      4.9  364-DAY REVOLVING CREDIT AGREEMENT, dated as of June 3, 1999, among York International
           Corporation, the several banks and other financial institutions from time to time parties to this Agreement and Canadian imperial Bank of Commerce, acting through its New York Agency as administrative agent for the Banks hereunder.  (Incorporated by reference tp Exhibit 4.2 to
           Registrant's Form 10-Q for the quarter ended June 30, 1999, File No. 1-10863)

     4.10  FOURTH AMENDMENT TO AMENDED AND RESTATED RECEIVABLES SALE AGREEMENT, among the Registrant, as seller and collection agent, Asset Securitization Cooperative Corporation, as purchaser,
           Canadian imperial Bank of Commerce, as servicing agent, effective December 22, 1999. (filed herewith)

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

    *10.3  Amendment No. 1 to the York International Corporation Amended and Restated 1992 Omnibus
           Stock Plan, dated February 16, 1999 (Incorporated by reference to Exhibit 10.15 to the
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, File No.
           1-10863)

    *10.4  York International Corporation 1996 Incentive Compensation Plan (Amended and Restated
           Effective January 1, 1999) (Incorporated by reference to Exhibit 10.2 to the Registrant's
           Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 1-10863)

    *10.5  Bristol Compressors, Inc. Officers Retirement/Salary Continuation Plan (Incorporated by
           reference to Exhibit 10.4 to York International Corporation's Registration Statement on Form
           S-1, File No. 33-30713, filed on August 25, 1989)

    *10.6  York International Corporation Supplemental Executive Retirement Plan (Incorporated by
           reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended
           December 31, 1993, File No. 1-10863)

    *10.7  Form of Restricted Stock Agreement by and between Registrant and certain of its employees
           (Incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for
           the year ended December 31, 1995, File No. 1-10863)

    *10.8  York International Corporation Executive Deferred Compensation Plan (Incorporated by
           reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended
           December 31, 1993, File No. 1-10863)

    *10.9  First Amendment to the York International Corporation Executive Deferred Compensation Plan,
           dated as of December 2, 1994 (Incorporated by reference to Exhibit 10.8 to Registrant's
           Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-10863)

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

   *10.12  Executive Officer Compensation Agreement between York International Corporation and John R.
           Tucker, dated October 22, 1997 (Incorporated by reference to Exhibit 10.12 to the
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, File No.
           1-10863)

   *10.13  Executive Officer Compensation Agreement between York International Corporation and Stuart
           R. Amos, dated February 6, 1998 (Incorporated by reference to Exhibit 10.13 to the
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, File No.
           1-10863)

   *10.14  Executive Officer Compensation Agreement between York International Corporation and Robert
           C. Galvin, dated June 21, 1999 (filed herewith)

   *10.15  Third Amendment to the York International Corporation Executive Deferred Compensation Plan,
           effective as of October 1, 1999 (filed herewith)

   *10.16  Employment Agreement between York International Corporation and John R. Tucker, dated
           December 29, 1999 (filed herewith)

   *10.17  Employment Agreement between York International Corporation and Stuart R. Amos, dated
           December 29, 1999 (filed herewith)

   *10.18  Employment Agreement between York International Corporation and Robert C. Galvin, dated
           December 29, 1999 (filed herewith)

   *10.19  Employment Agreement between York International Corporation and Michael R. Young, dated
           December 29, 1999 (filed herewith)

   *10.20  Retirement Agreement between York International Corporation and Robert N. Pokelwaldt, dated
           October 14, 1999 (filed herewith)

   *10.21  Employment Agreement between York International Corporation and Key Executive Employees,
           dated December 29, 1999 (filed herewith)

   *10.22  Amendment No. 2 to the York International Corporation Amended and Restated 1992 Omnibus
           Stock Plan, dated February 9, 2000 (filed herewith)

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