Form 10-Q
period 2000-03-31
YORK INTERNATIONAL CORP /DE/
filed 2000-05-12
CIK 842662

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


                                    Yes   X   No
                                        -----    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class                                  Outstanding at May 10, 2000
  -----                                  ---------------------------

Common Stock, par value $.005                 38,043,970 shares

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000




                                     INDEX
                                     -----


                                                                                          Page No.
Part I.  Financial Information
  Item 1.  Financial Statements


           Consolidated Condensed Statements of Operations - (Unaudited)
           Three Months Ended March 31, 2000 and 1999                                        3

           Consolidated Condensed Balance Sheets -
           March 31, 2000 (Unaudited) and December 31, 1999                                  4

           Consolidated Condensed Statements of Cash Flows - (Unaudited)
           Three Months Ended March 31, 2000 and 1999                                        5

           Supplemental Notes to Consolidated Condensed
           Financial Statements (Unaudited)                                                  6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                    12

Part II.  Other Information

  Item 1.  Legal Proceedings                                                                17

  Item 2.  Changes in Securities                                                            17

  Item 3.  Defaults Upon Senior Securities                                                  17

  Item 4.  Submission of Matters to a Vote of Security Holders                              17

  Item 5.  Other Information                                                                17

  Item 6.  Exhibits and Reports on Form 8-K                                                 17

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Item 1

FINANCIAL STATEMENTS

Consolidated Condensed Statements of Operations (Unaudited)
-------------------------------------------------------------
(thousands except per share data)


                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                             2000                1999
                                                           --------            --------
Net sales                                                  $895,065            $782,757

Cost of goods sold                                          702,522             617,176
                                                           --------            --------

 Gross profit                                               192,543             165,581

Selling, general and administrative expenses                162,996             129,094

Integration expense                                           1,540                   -
                                                           --------            --------

 Income from operations                                      28,007              36,487

Gain on sale of business                                    (27,890)                  -
Interest expense, net                                        19,874               9,717
Equity in earnings of affiliates                             (1,426)               (504)
                                                           --------            --------

 Income before income taxes and cumulative
  effect of accounting change                                37,449              27,274

Provision for income taxes                                   14,354               9,000
                                                           --------            --------

 Income before cumulative effect
  of accounting change                                       23,095              18,274
                                                           --------            --------

Cumulative effect of accounting change:
 Write-off of start-up costs (net of tax of $442)                 -                 897
                                                           --------            --------

 Net income                                                $ 23,095            $ 17,377
                                                           ========            ========

Basic earnings per share:
 Income before cumulative effect
  of accounting change                                     $   0.61            $   0.46
 Accounting change                                                -               (0.02)
                                                           --------            --------
 Net income                                                $   0.61            $   0.44
                                                           ========            ========

Diluted earnings per share:
 Income before cumulative effect
  of accounting change                                     $   0.60            $   0.46
 Accounting change                                                -               (0.02)
                                                           --------            --------
 Net income                                                $   0.60            $   0.44
                                                           ========            ========

Cash dividends per share                                   $   0.15            $   0.15
                                                           ========            ========

Weighted average common shares and
 common equivalents outstanding:
 Basic                                                       38,113              39,795
 Diluted                                                     38,185              39,944

See accompanying supplemental notes to consolidated condensed financial statements.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES



Consolidated Condensed Balance Sheets
-------------------------------------
(thousands of dollars)


                                                  March 31, 2000   December 31,
                                                    (Unaudited)        1999
                                                  --------------   ------------
ASSETS

Current Assets:

  Cash and cash equivalents                           $   51,646     $   39,514
  Receivables                                            714,158        720,022
  Inventories:
    Raw materials                                        147,680        199,171
    Work in process                                      122,889        112,669
    Finished goods                                       412,844        287,206
                                                      ----------     ----------
      Total inventories                                  683,413        599,046

  Prepayments and other current assets                   124,329        131,787
                                                      ----------     ----------

    Total current assets                               1,573,546      1,490,369

Deferred income taxes                                     18,353         13,207
Investments in affiliates                                 25,609         25,425
Property, plant and equipment, net                       492,246        499,710
Unallocated excess of cost
  over net assets acquired                               762,761        768,809
Deferred charges and other assets                         71,348         77,019
                                                      ----------     ----------

    Total assets                                      $2,943,863     $2,874,539
                                                      ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Notes payable and current portion
    of long-term debt                                 $  143,765     $  102,864
  Accounts payable and accrued expenses                  835,770        860,264
  Income taxes                                            40,909         42,007
                                                      ----------     ----------

    Total current liabilities                          1,020,444      1,005,135

Long-term warranties                                      42,609         39,607
Long-term debt                                           899,428        854,494
Postretirement benefit liabilities                       152,950        154,066
Other long-term liabilities                               84,869         89,307
                                                      ----------     ----------

    Total liabilities                                  2,200,300      2,142,609

Stockholders' equity                                     743,563        731,930
                                                      ----------     ----------

    Total liabilities and stockholders' equity        $2,943,863     $2,874,539
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

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)
-------------------------------------------------------------
(thousands of dollars)


                                                                Three Months Ended March 31,
                                                               ------------------------------
                                                                      2000            1999
                                                                    --------        --------
Cash flows from operating activities:
 Net income                                                         $ 23,095        $ 17,377
 Adjustments to reconcile net income to net
  cash used by operating activities:
   Depreciation and amortization of property,
    plant and equipment                                               16,103          14,368
   Amortization of deferred charges and unallocated
    excess of cost over net assets acquired                            7,452           3,705
   Provision for doubtful accounts receivable                          1,553           1,502
   Deferred income taxes                                              (4,936)         (2,407)
   Gain on sale of business                                          (27,890)              -
   Cumulative effect of accounting change                                   -            897
   Other                                                               1,256             798
   Change in assets and liabilities net of effects from
    purchase of other companies and sale of business:
     Receivables                                                      (6,248)         13,029
     Inventories                                                     (87,528)        (50,394)
     Prepayments and other current assets                              7,526           2,231
     Other assets                                                      4,554          (2,461)
     Accounts payable and accrued expenses                            (9,593)        (58,897)
     Income taxes                                                     (1,053)        (22,939)
     Long-term warranties                                              3,125           2,546
     Postretirement benefit liabilities                               (1,116)          2,351
     Other long-term liabilities                                      (4,106)         (3,432)
                                                                    --------        --------

Net cash used by operating activities                                (77,806)        (81,726)
                                                                    --------        --------

Cash flows from investing activities:
 Proceeds from sale of business, net                                  39,438               -
 Purchases of and investments in other
  companies, net of cash acquired                                          -          (3,744)
 Capital expenditures                                                (26,886)        (23,356)
 Other                                                                 4,807              22
                                                                    --------        --------

Net cash provided (used) by investing activities                      17,359         (27,078)
                                                                    --------        --------

Cash flows from financing activities:
 Net borrowings (payments) on short-term debt                         40,901          (2,847)
 Net proceeds from issuance of bank loans                             28,532          56,673
 Net proceeds from issuance of commercial paper                       32,809          64,960
 Long-term debt payments                                             (16,407)         (9,990)
 Common stock issued                                                       6           1,684
 Treasury stock purchases                                             (7,504)         (6,766)
 Dividends paid                                                       (5,729)         (5,973)
                                                                    --------        --------

Net cash provided by financing activities                             72,608          97,741
                                                                    --------        --------

Effect of exchange rate changes on cash                                  (29)             54
                                                                    --------        --------

Net increase (decrease) in cash and cash equivalents                  12,132         (11,009)
                                                                    --------        --------

Cash and cash equivalents at beginning of period                      39,514          22,746
                                                                    --------        --------

Cash and cash equivalents at end of period                          $ 51,646        $ 11,737
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

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Supplemental Notes To Consolidated Condensed Financial Statements (Unaudited)
-----------------------------------------------------------------------------


(1) The consolidated condensed financial statements included herein have been prepared by the registrant pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the registrant believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2000 and December 31, 1999, the results of operations for the three months ended March 31, 2000 and 1999, and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

(2) The following tables summarize the capitalization of the Company at March 31, 2000 and at December 31, 1999 (in thousands):


                                                              March 31, 2000         December 31, 1999
                                                           ---------------------  -----------------------
                                                           Current    Long-term   Current     Long-term
                                                           --------  -----------  --------  -------------
     Indebtedness:
     Bank loans                                            $106,565   $       -   $ 81,145     $       -
     Bank lines at an average rate of 6.09%
         in 2000 and 5.28% in 1999                           14,061      70,344          -        41,812
     Commercial paper, 6.08% interest
         in 2000 and in 1999                                      -     429,656          -       396,847
     Senior notes, 6.75% interest, due March 2003                 -     100,000          -       100,000
     Senior notes, 6.70% interest, due June 2008                  -     200,000          -       200,000
     Term loans (foreign currency) at an average
         rate of 4.12%, due July 2004                        13,735      48,504     14,299        57,196
     Other, primarily foreign bank loans, at an
         average rate of 5.43% in 2000 and 5.91%
         in 1999                                              9,404      50,924      7,420        58,639
                                                           --------   ---------   --------  ------------

     Total notes payable and long-term debt                $143,765   $ 899,428   $102,864     $ 854,494
                                                           ========   =========   ========  ============



                                                                      March 31,             December 31,
     Stockholders' equity:                                              2000                    1999
                                                                      ---------             ------------
       Common Stock $.005 par value;
         200,000 shares authorized;
         issued 45,062 shares at March 31, 2000
         and at December 31, 1999                                     $     225                $     225
       Additional paid in capital                                       715,328                  715,322
       Retained earnings                                                359,895                  342,529
       Accumulated other comprehensive losses                           (69,466)                 (71,146)
       Treasury stock, 6,998 shares at March 31, 2000
         and 6,700 shares at December 31, 1999, at cost                (260,778)                (253,274)
       Unearned compensation                                             (1,641)                  (1,726)
                                                                      ---------             ------------

     Total stockholders' equity                                       $ 743,563                $ 731,930
                                                                      =========             ============



                                  (continued)

     In June 1999, the Company established a $400 million 364-day Revolving Credit Agreement (the Revolver) and amended the $500 million Amended Credit Agreement (the Credit Agreement) expiring on July 31, 2002. The Revolver and the Credit Agreement amendment provide for borrowings under the facilities at LIBOR plus 0.45%. If borrowings greater than 33% of either facility are utilized, the rate increases to LIBOR plus 0.55%. The Company pays a fee of 0.10% for each facility, and the Credit Agreement allows for borrowings at specified bid rates. At March 31, 2000 and December 31, 1999, the LIBOR rate was 6.32% and 6.03%, respectively. The Revolver and the Credit Agreement, as amended, contain financial and operating covenants requiring the Company to maintain certain financial ratios and standard provisions limiting leverage, investments and liens. The Company was in compliance with these financial and operating covenants at March 31, 2000 and December 31, 1999. At March 31, 2000 and December 31, 1999, no amounts were outstanding under either of these agreements.

     The Company's bank lines provide for total borrowings of $175 million which are expected to be reborrowed in the ordinary course of business. At March 31, 2000 and December 31, 1999, the Company had $84.4 million and $41.8 million, respectively, outstanding under these bank lines.

     Commercial paper borrowings are expected to be reborrowed in the ordinary course of business on a long-term basis. Commercial paper borrowings were also the primary source of funds used to finance the acquisition of Sabroe A/S. The interest rate on the commercial paper was 6.08% at March 31, 2000 and at December 31, 1999.

     Concerning bank loans and other, the Company's non-U.S. subsidiaries maintain bank credit facilities in various currencies that provided for available borrowings of $411.0 million and $385.1 million at March 31, 2000 and December 31, 1999, respectively, of which $303.8 million and $295.1 million, respectively, were unused. In some instances, borrowings against these credit facilities have been guaranteed by the Company to assure availability of funds at favorable rates. The Company also maintains other debt of $59.7 million and $57.2 million at March 31, 2000 and December 31, 1999, respectively.

     In February 1999, the Board of Directors authorized the Company to purchase an additional 2.5 million shares of its Common Stock, increasing the authorization to 8.5 million shares, over the four subsequent years which can be used to fund the Company's Employee Stock Purchase Plan and the Amended and Restated 1992 Omnibus Stock Plan. The stock purchases are made from time to time on the open market. Under the program, 0.3 million shares and 2.0 million shares were repurchased on the open market during the first quarter of 2000 and in the full year of 1999, respectively. The Company is not currently repurchasing shares.

(3) The Company established a receivables sales agreement in 1992. Under an Amended and Restated Receivables Sales Agreement entered into on December 22, 1999, the maximum amount of the purchasers' investment increased from $150 million to $175 million and is subject to decrease based on the level of eligible accounts receivable and restrictions on concentrations of receivables. The balance of the sold accounts receivable was $175 million at March 31, 2000 and at December 31, 1999. The sold accounts receivable are reflected as a reduction of receivables in the accompanying consolidated balance sheets. The discount rate on the receivables sold was approximately 6.07% and 6.22% at March 31, 2000 and December 31, 1999, respectively.

(4) In the first quarter of 2000, the Company terminated three senior officers, including its former chief executive officer and chief financial officer. The Company is in litigation with the former chief executive officer and believes it has no obligation for severance. The Company has negotiated agreements with the other two former senior officers and certain other senior management employees resulting in severance costs of $3.5 million, which were charged to earnings in the first quarter of 2000.

(5) In February, 1998, the Company incurred damage to its Grantley manufacturing facility in York, PA, when tanks used for testing ruptured. The accident caused substantial damage to facilities used in steel cutting and rolling operations and heat exchanger production. The Company's rebuilding operations were substantially completed during the second quarter of 1999, fully restoring its production capacity.

     The Company maintains insurance for both property damage and business interruption applicable to its production facilities, including Grantley. The applicable coverage provides for deductibles of $25,000 for property damage and $25,000 for business interruption.

                                  (continued)

     Pursuant to generally accepted accounting principles, the costs of reconstructing and replacing property damaged or destroyed in the accident are recorded in the applicable property accounts, and the difference between the net book value of the assets damaged or destroyed and the related insurance recovery will be included in profit and loss upon settlement. During the first quarter ended March 31, 1999 and year ended December 31, 1999, the Company recorded credits to cost of goods sold of $4.0 million and $6.0 million, respectively, reflecting insurance coverage for certain incremental expenses and losses included in cost of goods sold as a result of the accident. No amounts were recorded in the first quarter of 2000. These amounts represent only a portion of the Company's estimate of the total costs and expenses resulting from the accident which is included in the Company's claim under business interruption coverage.

     During the year ended December 31, 1999, the Company received advanced payments of $6.2 million from the insurance company representing partial payments under the property damage coverage. During the year ended December 31, 1999, the Company received advanced payments of $21.3 million from the insurance company representing partial payments under the business interruption coverage. The Company and the insurance company have settled on a portion of the claim under the property damage coverage. No payments were received in the first quarter of 2000, and the Company and insurance company have not agreed on any settlement under the remaining property damage or business interruption coverage. The Company has filed suit against the insurance carrier for additional reimbursement.

(6)  Comprehensive income is determined as follows:

     Comprehensive Income (in thousands)
     -----------------------------------


                                             Three Months Ended March 31,
                                             ----------------------------
                                                     2000      1999
                                                   -------   -------

     Net income                                    $23,095   $17,377
     Other comprehensive income (loss):
      Foreign currency translation adjustment        1,680    (9,453)
                                                   -------   -------

     Comprehensive income                          $24,775   $ 7,924
                                                   =======   =======

(7) The Company's basic earnings per share are based upon the weighted average common shares outstanding during the period. The Company's diluted earnings per share are based upon the weighted average outstanding common shares and common share equivalents.

(8) Net income as set forth in the statements of operations is used in the computation of basic and diluted earnings per share information. Reconciliations of shares used in the computations of earnings per share are as follows (in thousands):


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                             2000    1999
                                                            ------  ------
     Weighted average common shares outstanding used
      in the computation of basic earnings per share        38,113  39,795
     Effect of dilutive securities:
       Non-vested restricted shares                             51     135
       Stock options                                            21      14
                                                            ------  ------
     Weighted average common shares and equivalents used
      in the computation of diluted earnings per share      38,185  39,944
                                                            ======  ======




                                  (continued)

(9)  The table below represents the Company's operating results by segment:


(in thousands)                                                  Three Months Ended March 31,
                                                                ----------------------------
                                                                  2000                1999
                                                                --------            --------

Net sales:
 Engineered Systems Group                                       $339,013            $322,269
 York Refrigeration Group                                        228,909             104,383
 Unitary Products Group                                          218,598             232,032
 Bristol Compressors                                             162,115             173,047
 Eliminations                                                    (53,570)            (48,974)
                                                                --------            --------
                                                                $895,065            $782,757
                                                                ========            ========
 Eliminations include the following intersegment sales:
 Engineered Systems Group                                       $  7,791            $  3,972
 York Refrigeration Group                                         10,824               9,692
 Unitary Products Group                                              524                 772
 Bristol Compressors                                              34,431              34,538
                                                                --------            --------
 Eliminations                                                   $ 53,570            $ 48,974
                                                                ========            ========

Income from operations:
 Engineered Systems Group                                       $ 17,569            $ 16,248
 York Refrigeration Group                                          8,092                 288
 Unitary Products Group                                           10,103              19,044
 Bristol Compressors                                              21,392              19,347
 Eliminations, general corporate expenses
  and other non-allocated items                                  (29,149)            (18,440)
                                                                --------            --------
                                                                $ 28,007            $ 36,487
Equity in (earnings) losses of affiliates:
 Engineered Systems Group                                       $ (1,117)           $   (335)
 York Refrigeration Group                                              -                   -
 Unitary Products Group                                             (152)                213
 Bristol Compressors                                                (157)               (382)
                                                                --------            --------
                                                                $ (1,426)           $   (504)

Earnings before interest and taxes:
 Engineered Systems Group                                       $ 18,686            $ 16,583
 York Refrigeration Group                                          8,092                 288
 Unitary Products Group                                           10,255              18,831
 Bristol Compressors                                              21,549              19,729
 Eliminations, general corporate expenses
  and other non-allocated items                                  (29,149)            (18,440)
                                                                --------            --------
                                                                $ 29,433            $ 36,991

Gain on sale of business                                         (27,890)                  -

Interest expense, net                                             19,874               9,717
                                                                --------            --------

Income before income taxes and cumulative
 effect of accounting change                                    $ 37,449            $ 27,274

Provision for income taxes                                        14,354               9,000
                                                                --------            --------

Income before cumulative effect of accounting change            $ 23,095            $ 18,274
                                                                ========            ========




                                  (continued)

                                                        March 31, 2000   December 31, 1999
                                                        ---------------  -----------------
     Total assets:
         Engineered Systems Group                           $  744,567          $  712,119
         York Refrigeration Group                              682,964             680,453
         Unitary Products Group                                620,667             560,776
         Bristol Compressors                                   277,268             217,792
         Eliminations and other non-allocated assets           618,397             703,399
                                                            ----------          ----------
                                                            $2,943,863          $2,874,539
                                                            ==========          ==========

(10) In January 1999, the Company recorded a charge of $0.9 million, net of $0.4 million in related income taxes, to write-off start-up activities in accordance with AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities."

(11) On June 10, 1999, the Company acquired all of the outstanding capital stock of Sabroe A/S (Sabroe), a Danish company, for $407.1 million in cash and assumed debt of $216.0 million. Sabroe is a world leader in supplying refrigeration systems and products. In connection with the acquisition and restructuring, the following were considered in the allocation of the purchase price: acquisition expenses of $7.3 million; deferred taxes of $30.4 million; non-cash write-downs of $4.4 million and other accruals of $11.8 million.

     The Company is in process of executing the plan for integrating Sabroe into the York Refrigeration Group. The Sabroe portion of the plan includes closing the Retech and Norrkoping manufacturing plants in Denmark and Sweden, respectively, closing certain duplicate sales and service offices in Europe and Asia, product rationalizations, salary and wage workforce reductions and other costs related to the York Refrigeration Group restructuring. The plan is expected to be substantially complete within one year from the acquisition date. The table below details the activities in the first quarter of 2000.

                                    Remaining         Utilized in        Remaining
                                   Accruals at     Three Months Ended   Accruals at
     (in thousands)             December 31, 1999    March 31, 2000    March 31, 2000
     --------------             -----------------  ------------------  --------------

     Severance costs                       $5,897              $3,683          $2,214
     Contractual obligations                1,575                 200           1,375
     Other                                    356                  67             289
                                           ------              ------          ------
                                           $7,828              $3,950          $3,878
                                           ======              ======          ======

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

     (in thousands)                        Intangible Assets  Amortization period
     --------------                        -----------------  -------------------
     Unallocated excess of cost over
         net assets acquired                        $441,289        30 years
     Trademark and tradenames                         35,480        30 years
     Proprietary technology and patents                2,050        15 years
                                                    --------
     Total intangibles                              $478,819
                                                    ========

     The following unaudited pro forma summary combines the consolidated results of operations of the Company and Sabroe as if the acquisition had occurred at the beginning of 1999. The pro forma summary includes adjustments for amortization expense as a result of unallocated excess of cost over net assets acquired and other intangible assets as presented above, interest expense on acquisition debt issued to finance the purchase, adjusted depreciation expense as a result of new fixed assets bases, and estimated income tax effect of the pro forma adjustments. The pro forma summary is for informational purposes only and may not necessarily reflect the results of operations of the Company had Sabroe operated as part of the Company for the periods presented.



                                  (continued)

     Three Months Ended March 31,              2000        1999       1999
     (thousands, except per share data)     Historical  Historical  Proforma
     ----------------------------------     ----------  ----------  --------
     (unaudited)
     Net sales                                $895,065    $782,757  $929,184
     Income before cumulative
         effect of accounting change            23,095      18,274    10,831
     Net income                                 23,095      17,377     9,934

     Diluted earnings per share:
         Income before cumulative effect
           of accounting change               $   0.60    $   0.46  $   0.27
         Net income                           $   0.60    $   0.44  $   0.25

(12) In February 2000, the Company sold Northfield Freezing Systems, a high quality supplier to the food processing industry, to FMC Corporation for $39.4 million. The sale resulted in a pretax gain of $27.9 million in the first quarter of 2000.

(13) During the last three quarters of 1999, the Company recorded charges to operations of $54.5 million in acquisition, integration, restructuring and other charges. York Refrigeration Group charges of $35.0 million related to acquisition, integration and restructuring cost for integrating Sabroe into the York Refrigeration business and, in accordance with applicable accounting rules, were not allocated as part of the purchase price. Other Company charges of $19.5 million, not impacted by the Sabroe acquisition, related to restructuring, downsizing and other one time costs.

     The tables below detail the activities in the first quarter of 2000.

     York Refrigeration Group charges


                                    Remaining         Utilized in        Remaining
                                   Accruals at     Three Months Ended   Accruals at
     (In thousands)             December 31, 1999    March 31, 2000    March 31, 2000
     --------------             -----------------  ------------------  --------------

     Severance costs                       $1,426              $  804          $  622
     Contractual obligations                  554                  11             543
     Other                                     50                   3              47
                                           ------              ------          ------
                                           $2,030              $  818          $1,212
                                           ======              ======          ======

     Other Company charges

                                    Remaining          Utilized in       Remaining
                                   Accruals at     Three Months Ended   Accruals at
     (in thousands)             December 31, 1999    March 31, 2000    March 31, 2000
     --------------             -----------------  ------------------  --------------

     Severance costs                       $4,318              $3,010          $1,308
     Contractual obligations                1,535                  86           1,449
                                           ------              ------          ------
                                           $5,853              $3,096          $2,757
                                           ======              ======          ======

     In the first quarter of 2000, the Company recorded expenses of $1.5 million for integration expenses consisting primarily of office integration activities, product training and transportation costs for relocating inventory and equipment.


(14) Reference is made to Registrant's 1999 Annual Report on Form 10-K for more detailed financial statements and footnotes.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
--------------------------


Net Sales (in thousands)       Three Months Ended March 31,
                               ----------------------------
                                   2000            1999
                                 --------        --------
Engineered Systems Group         $339,013        $322,269
York Refrigeration Group          228,909         104,383
Unitary Products Group            218,598         232,032
Bristol Compressors               162,115         173,047
Eliminations                      (53,570)        (48,974)
                                 --------        --------
    Net Sales                    $895,065        $782,757
                                 ========        ========

U.S.                                   51%             60%
Non-U.S.                               49%             40%
                                 --------        --------
  Total                               100%            100%
                                 ========        ========

Sales for the first quarter ended March 31, 2000 increased 14.3% to $895.1 million from $782.8 million for the same period in 1999. From a geographic perspective, U.S. sales decreased 3.7% to $453.8 million and non-U.S. sales increased 41.8% to $441.3 million.

Order backlog at March 31, 2000 was $1,150.0 million compared to $924.1 million as of March 31, 1999 and $1,065.1 million as of December 31, 1999.

Engineered Systems Group (ESG) sales increased 5.2% to $339.0 million from
------------------------
$322.3 million for the same period in 1999, primarily due to increased chiller equipment sales in North America and Europe, and strength in the service business, partially offset by the effect from the sale of Viron in the third quarter of 1999.

York Refrigeration Group (YRG) sales increased 119.3% to $228.9 million from
------------------------
$104.4 million for the same period in 1999. The increase was due to the acquisition of Sabroe. North American revenue was down due to the divestiture of Northfield Freezing Systems and continued weakness in the two main industries the Company serves - petrochemical and food and beverage.

Unitary Products Group (UPG) sales decreased 5.8% to $218.6 million from $232.0
----------------------
million for the same period in 1999 due to an oversubscribed pre-season sales program from the fourth quarter of 1999 and weakness in the manufactured housing business.

Bristol Compressors sales decreased 6.3% to $162.1 million from $173.0 for the
-------------------
same period in 1999, due primarily to a reduction in room air conditioner compressor sales.

Gross profit during the first quarter ended March 31, 2000 increased 16.3% to $192.5 million (21.5% of sales) from $165.6 million (21.2% of sales) during the first quarter ended March 31, 1999. The increase is primarily due to the addition of Sabroe and better performance in ESG and Bristol. In the first quarter of 1999, the Company recorded a $4 million credit to cost of goods sold for expected recovery from business interruption insurance relating to the Grantley accident.

Selling, general and administrative expense (SG&A) increased 26.3% to $163.0 million (18.2% of sales) in the first quarter ended March 31, 2000 from $129.1 million (16.5% of sales) in the first quarter ended March 31, 1999. The


                                  (continued)
increase in dollars and percentage is primarily due to Sabroe expenses and related goodwill amortization. Also, included in SG&A for the first quarter ended March 31, 2000 is $3.5 million of executive severance.

During the last three quarters of 1999, the Company recorded charges to operations of $54.5 million, of which $35.0 million related to the integration of Sabroe into the York Refrigeration business and $19.5 million related to restructuring and downsizing other Company operations not impacted by the Sabroe acquisition.

In the first quarter of 2000, the Company recorded cash expenses of $1.5 million for integration expenses consisting primarily of office integration activities, product training and transportation costs for relocating inventory and equipment.

Equity in earnings of affiliates was $1.4 million during the first quarter of 2000 as compared to $0.5 million during the first quarter of 1999. This improvement is primarily attributable to better performance of the Company's joint ventures in Asia.

During the first quarter of 2000, earnings before interest and taxes (EBIT) excluding integration expenses and the charge for executive severance, decreased to $34.4 million (3.8% of sales) from $37.0 million (4.7% of sales) during the first quarter ended March 31, 1999. The discussion below of each business unit's EBIT excludes the integration expenses and severance charges as discussed above.

ESG EBIT increased 12.7% to $18.7 million (5.5% of sales) from $16.6 million
---
(5.1% of sales) for the same period in 1999. The improvement was driven by the strength in North America and Europe. In addition, airside products showed improvement from 1999.

YRG EBIT increased to $8.1 million (3.5% of sales) from $0.3 million (0.3% of
---
sales) for the same period in 1999 primarily due to the addition of Sabroe.

UPG EBIT decreased to $10.3 million (4.7% of sales) from $18.8 million (8.1% of
---
sales) for the same period in 1999 due to lower volume as a result of a pre-season sales program during the last quarter of 1999 and lower pricing related to pre-season orders shipped in the first quarter.

Bristol Compressors EBIT increased 9.2% to $21.5 million (13.3% of sales) from
-------------------
$19.7 million (11.4% of sales) for the same period in 1999. This improvement was driven by factory efficiency and a more profitable mix of product sales.

In February 2000, the Company recorded a pretax gain on the sale of Northfield Freezing Systems, the Company's high quality supplier to the food processing industry, of $27.9 million.

Net interest expense increased to $19.9 million during the first quarter of 2000. The increase is due to increased debt levels from the Sabroe acquisition and slightly higher rates.

In January of 1999, the Company recorded a $0.9 million charge, net of a $0.4 million tax benefit, to write-off start-up activities in accordance with AICPA Statement of Position 98-5, "Reporting on The Costs of Start-Up Activities.

Provision for income taxes of $14.4 million during the first quarter of 2000 relates to both U.S. and non-U.S. operations. The effective rate was 38.3% for the first quarter of 2000 compared to 33.0% for the first quarter of 1999. The higher effective tax rate resulted from the tax effect of the gain on the Northfield sale. The tax rate for normal operations was 32%.

Net income, as a result of the above factors, was $23.1 million during the first quarter of 2000 as compared to $17.4 million during the first quarter of 1999.

Liquidity and Capital Resources
-------------------------------

Working capital requirements are generally met through a combination of internally generated funds, bank lines of credit, commercial paper issuances, financing of trade receivables and credit terms from suppliers which approximate receivable terms to the Company's customers. The Company believes that these sources, including its

                                  (continued)

$400 million 364-day Revolver and its $500 million Amended Credit Agreement described below, will be sufficient to meet working capital needs during 2000. Additional sources of working capital include customer deposits and progress payments.

Working capital was $553.1 million and $485.2 million as of March 31, 2000 and December 31, 1999, respectively. Accounts receivable decreased slightly during the first quarter of 2000, and inventory levels were higher at March 31, 2000, than at December 31, 1999, reflecting normal seasonal inventory builds. The current ratio was 1.54 at March 31, 2000, as compared to 1.48 for December 31, 1999.

Long-term indebtedness was $899.4 million at March 31, 2000, primarily consisting of borrowings of $429.7 million in commercial paper, $300.0 million of senior notes, $70.3 in bank lines and $48.5 million in Danish term loans.

At March 31, 2000, the Company had available a $400 million 364-day Revolving Credit Agreement (the Revolver) and a $500 million Amended Credit Agreement (the Credit Agreement) expiring on July 31, 2002. The Revolver and the Credit Agreement amendment were effective on June 3, 1999 and provide for borrowings under the facility at LIBOR plus 0.45%. If borrowings greater than 33% of either facility are utilized, the rate increases to LIBOR plus 0.55%. The Company pays a fee of 0.10% for each facility and the Credit Agreement allows for borrowings at specified bid rates. At March 31, 2000, the LIBOR rate was 6.32%. The Revolver and the Credit Agreement, as amended, contain financial and operating covenants requiring the Company to maintain certain financial ratios and standard provisions limiting leverage, investments and liens. The Company was in compliance with these financial and operating covenants at March 31, 2000. No amounts were outstanding under either of these agreements.

The Company's bank lines provide for total borrowings of $175 million which are expected to be reborrowed in the ordinary course of business. At March 31, 2000 and December 31, 1999, the Company had $84.4 million and $41.8 million, respectively, outstanding under these bank lines.

Commercial paper borrowings are expected to be reborrowed in the ordinary course of business. Commercial paper borrowings were also the primary source of funds used to finance the acquisition of Sabroe A/S. The interest rate on the commercial paper was 6.08% as of March 31, 2000.

At March 31, 2000 and December 31, 1999, the Company had $300 million of Senior Notes outstanding. On June 1, 1998, the Company issued $200 million of 6.70% fixed rate Senior Notes having a maturity of ten years from the date of issue. The remaining $100 million ten-year Senior Notes bear interest at a 6.75% fixed rate and are due March 2003.

The Company maintains foreign currency term loans at March 31, 2000 of $62.2 million payable in semi-annual payments. These term loans are due July 2004 and bear interest at an average rate of 4.12%.

Concerning bank loans and other, the Company's non-U.S. subsidiaries maintain bank credit facilities in various currencies that provided for available borrowings of $411.0 million and $385.1 million at March 31, 2000 and December 31, 1999, respectively, of which $303.8 million and $295.1 million, respectively, were unused. In some instances, borrowings against these credit facilities have been guaranteed by the Company to assure availability of funds at favorable rates. The Company also maintains other debt of $59.7 million and $57.2 million at March 31, 2000 and December 31, 1999, respectively.

The Company established a receivables sales agreement in 1992. Under an Amended and Restated Receivables Sales Agreement entered into on December 22, 1999, the maximum amount of the purchasers' investment increased from $150 million to $175 million and is subject to decrease based on the level of eligible accounts receivable and restrictions on concentrations of receivables. The balance of the sold accounts receivable was $175 million at March 31, 2000 and at December 31, 1999. The sold accounts receivable are reflected as a reduction of receivables in the accompanying consolidated balance sheets. The discount rate on the receivables sold was approximately 6.07% and 6.22% at March 31, 2000 and December 31, 1999, respectively.

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

Capital expenditures were $26.9 million for the first quarter of 2000 as compared to $23.4 million for the first quarter of 1999. Capital expenditures currently anticipated for expanded capacity, cost reductions and the introduction of new products during 2000 are expected to be in excess of depreciation and amortization. These expenditures will be funded from a combination of operating cash flows, availability under the revolving credit facility, commercial paper borrowings and advance payments received from the insurance company for accident claims submitted.

Cash dividends of $0.15 per share were paid on common stock in the first quarter of 2000. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

Acquisition of Sabroe and the Integration Plan
----------------------------------------------

On June 10, 1999, the Company acquired all of the outstanding capital stock of Sabroe A/S (Sabroe), a Danish company, for $407.1 million in cash and assumed debt of $216.0 million. Sabroe is a world leader in supplying refrigeration systems and products. The Company financed the acquisition through issuance of commercial paper, supported by its credit facilities.

The Company is in the process of executing the plan for integrating Sabroe into the York Refrigeration Group. The plan includes the closing of Sabroe's Retech and York's Gram manufacturing plants in Denmark and Sabroe's Norrkoping manufacturing plant in Sweden. The plan also includes the closure of select duplicate sales and service offices in Europe and Asia, salary and wage employee rationalizations, product rationalizations, and other actions related to reorganizing the York Refrigeration Group. The plan is expected to be substantially completed within one year from the acquisition date.

New Accounting Standards
------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the Standard). The Standard establishes comprehensive accounting and reporting standards for derivative instruments and hedging activities that require a company to record the derivative instrument at fair value in the balance sheet. Furthermore, the derivative instrument must meet specific criteria or the change in its fair value is to be recognized in earnings in the period of change. To achieve hedge accounting treatment the derivative instrument needs to be part of a well- documented hedging strategy that describes the exposure to be hedged, the objective of the hedge and a measurable definition of its effectiveness in hedging the exposure. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS No. 137 delays the Standard effective date to the beginning of the first quarter of the fiscal year beginning after June 15, 2000. Although the Company has not completed its analysis, adoption of this statement is not expected to have a material effect on the Company's financial statements.

Forward-Looking Information - Risk Factors
------------------------------------------

To the extent the Company has made "forward-looking statements," certain risk factors could cause actual results to differ materially from those anticipated in such forward-looking statements including, but not limited to, competition,


                                  (continued)
government regulation, environmental considerations and the successful integration of Sabroe into the YRG. Unseasonably cool spring or summer weather could adversely affect the Company's UPG residential air conditioning business. The ESG air conditioning business could be affected by a slowdown in the large chiller market and by the acceptance of new product introductions. The resolution of the Grantley insurance claim for an amount greater than or less than amounts recorded could affect the Company's results. Overall performance of the Company continues to be affected by less robust economic conditions in Latin America and Eastern Europe. Future anticipated performance could be affected by any serious economic downturns in other worldwide markets or a slower than expected recovery in Latin America and Eastern Europe.

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


                                YORK INTERNATIONAL CORPORATION
                                ------------------------------
                                          Registrant



Date       May 10, 2000                /S/ C. David Myers
     -------------------------  ---------------------------------
                                C. David Myers
                                Corporate Vice President and
                                Chief Financial Officer