Form 10-Q
period 2000-06-30
YORK INTERNATIONAL CORP /DE/
filed 2000-08-11
CIK 842662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


                                       Yes   /X/        No   / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                         Outstanding at August 9, 2000

Common Stock, par value $.005                             38,040,331 shares

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000




                                      INDEX

                                                                                Page No.
PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

         Consolidated Condensed Statements of Operations - (Unaudited)
         Three Months and Six Months Ended June 30, 2000 and 1999                   3

         Consolidated Condensed Balance Sheets -
         June 30, 2000 (Unaudited) and December 31, 1999                            4

         Consolidated Condensed Statements of Cash Flows - (Unaudited)
         Six Months Ended June 30, 2000 and 1999                                    5

         Supplemental Notes to Consolidated Condensed
         Financial Statements (Unaudited)                                           6

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                             13

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings                                                         18

 Item 2. Changes in Securities                                                     18

 Item 3. Defaults Upon Senior Securities                                           18

 Item 4. Submission of Matters to a Vote of Security Holders                       18

 Item 5. Other Information                                                         18

 Item 6. Exhibits and Reports on Form 8-K                                          19

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


ITEM 1

FINANCIAL STATEMENTS

Consolidated Condensed Statements of Operations (Unaudited)
(thousands except per share data)

                                                           Three Months Ended June 30,          Six Months Ended June 30,
                                                           ---------------------------          -------------------------
                                                              2000              1999              2000              1999
                                                              ----              ----              ----              ----

Net sales                                                $ 1,063,809       $ 1,012,064       $ 1,958,874       $ 1,794,821

Cost of goods sold                                           818,452           780,649         1,520,974         1,397,825
                                                         -----------       -----------       -----------       -----------

 Gross profit                                                245,357           231,415           437,900           396,996

Selling, general and administrative expenses                 160,955           147,664           323,951           276,758

Acquisition and integration expense, net                        (321)           12,958             1,219            12,958
                                                         -----------       -----------       -----------       -----------

 Income from operations                                       84,723            70,793           112,730           107,280

Loss (gain) on sale of businesses                                988                --           (26,902)               --
Interest expense, net                                         20,357            12,955            40,231            22,672
Equity in earnings of affiliates                              (2,645)           (2,538)           (4,071)           (3,042)
                                                         -----------       -----------       -----------       -----------

 Income before income taxes and cumulative
   effect of accounting change                                66,023            60,376           103,472            87,650

Provision for income taxes                                    20,336            19,924            34,690            28,924
                                                         -----------       -----------       -----------       -----------
 Income before cumulative effect
   of accounting change                                       45,687            40,452            68,782            58,726

Cumulative effect of accounting change:
 Write-off of start-up costs (net of tax of $442)                 --                --                --               897
                                                         -----------       -----------       -----------       -----------

 Net income                                              $    45,687       $    40,452       $    68,782       $    57,829
                                                         ===========       ===========       ===========       ===========

Basic earnings per share:
 Income before cumulative effect
   of accounting change                                  $      1.20       $      1.02       $      1.81       $      1.48
 Accounting change                                                --                --                --             (0.03)
                                                         -----------       -----------       -----------       -----------
 Net income                                              $      1.20       $      1.02       $      1.81       $      1.45
                                                         ===========       ===========       ===========       ===========

Diluted earnings per share:
 Income before cumulative effect
   of accounting change                                  $      1.20       $      1.01       $      1.80       $      1.47
 Accounting change                                                --                --                --             (0.03)
                                                         -----------       -----------       -----------       -----------
 Net income                                              $      1.20       $      1.01       $      1.80       $      1.44
                                                         ===========       ===========       ===========       ===========

Cash dividends per share                                 $      0.15       $      0.15       $      0.30       $      0.30
                                                         ===========       ===========       ===========       ===========

Weighted average common shares and common
 equivalents outstanding:
 Basic                                                        38,030            39,755            38,086            39,777
 Diluted                                                      38,181            40,033            38,190            40,041

See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(thousands of dollars)

                                                   June 30, 2000     December 31,
                                                    (Unaudited)          1999
                                                    -----------          ----
ASSETS

Current Assets:

 Cash and cash equivalents                          $   59,611      $   39,514
 Receivables                                           788,517         720,022
 Inventories:
  Raw materials                                        166,358         199,171
  Work in process                                      133,238         112,669
  Finished goods                                       330,501         287,206
                                                    ----------      ----------
   Total inventories                                   630,097         599,046

 Prepayments and other current assets                  104,572         131,787
                                                    ----------      ----------

   Total current assets                              1,582,797       1,490,369

Deferred income taxes                                   13,491          13,207
Investments in affiliates                               23,550          25,425
Property, plant and equipment, net                     485,398         499,710
Unallocated excess of cost
 over net assets acquired                              765,638         768,809
Deferred charges and other assets                       69,981          77,019
                                                    ----------      ----------

   Total assets                                     $2,940,855      $2,874,539
                                                    ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

 Notes payable and current portion
  of long-term debt                                 $  137,302      $  102,864
 Accounts payable and accrued expenses                 811,748         860,264
 Income taxes                                           46,267          42,007
                                                    ----------      ----------

   Total current liabilities                           995,317       1,005,135

Long-term warranties                                    43,833          39,607
Long-term debt                                         895,976         854,494
Postretirement benefit liabilities                     151,139         154,066
Other long-term liabilities                             82,736          89,307
                                                    ----------      ----------

   Total liabilities                                 2,169,001       2,142,609

Stockholders' equity                                   771,854         731,930
                                                    ----------      ----------

   Total liabilities and stockholders' equity       $2,940,855      $2,874,539
                                                    ==========      ==========

 See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)
(thousands of dollars)

                                                                 Six Months Ended June 30,
                                                                 -------------------------
                                                                   2000            1999
                                                                   ----            ----
Cash flows from operating activities:
 Net income                                                    $  68,782       $  57,829
 Adjustments to reconcile net income to net
   cash used by operating activities:
    Depreciation and amortization of property,
       plant and equipment                                        31,186          29,942
    Amortization of deferred charges and unallocated
      excess of cost over net assets acquired                     16,491           8,236
    Provision for doubtful accounts receivable                     4,097           3,477
    Deferred income taxes                                           (279)         (4,615)
    Gain on sale of businesses                                   (26,902)             --
    Cumulative effect of accounting change                            --             897
    Gain on sale of fixed assets and other                           (76)           (547)
    Change in assets and liabilities net of effects from
     purchase of other companies and sale of business:
       Receivables                                               (83,068)        (77,213)
       Inventories                                               (38,027)          2,896
       Prepayments and other current assets                       16,375           5,944
       Other assets                                                3,259         (10,538)
       Accounts payable and accrued expenses                     (30,331)        (59,119)
       Income taxes                                                4,330         (21,248)
       Long-term warranties                                        4,296           1,934
       Postretirement benefit liabilities                         (2,927)          3,842
       Other long-term liabilities                                (5,358)         (2,635)
                                                               ---------       ---------

Net cash used by operating activities                            (38,152)        (60,918)
                                                               ---------       ---------

Cash flows from investing activities:
 Proceeds from sale of businesses, net                            41,829              --
 Purchases of and investments in other
    companies, net of cash acquired                                   --        (402,754)
 Capital expenditures                                            (46,193)        (46,942)
 Proceeds from sale of fixed assets and other                      5,414             393
                                                               ---------       ---------

Net cash provided (used) by investing activities                   1,050        (449,303)
                                                               ---------       ---------

Cash flows from financing activities:
 Net borrowings on short-term debt                                34,438          73,605
 Net proceeds from issuance of bank loans                         64,168              --
 Net (payments) proceeds of commercial paper borrowings           (2,827)        452,868
 Long-term debt payments                                         (19,859)         (7,483)
 Common stock issued                                                   9           3,232
 Treasury stock purchases                                         (7,534)         (6,782)
 Dividends paid                                                  (11,401)        (11,959)
                                                               ---------       ---------

Net cash provided by financing activities                         56,994         503,481
                                                               ---------       ---------

Effect of exchange rate changes on cash                              205              51
                                                               ---------       ---------

Net increase (decrease) in cash and cash equivalents              20,097          (6,689)
                                                               ---------       ---------

Cash and cash equivalents at beginning of period                  39,514          22,746
                                                               ---------       ---------

Cash and cash equivalents at end of period                     $  59,611       $  16,057
                                                               =========       =========

See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Supplemental Notes To Consolidated Condensed Financial Statements (Unaudited)


(1) The consolidated condensed financial statements included herein have been prepared by the registrant pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the registrant believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2000 and December 31, 1999, the results of operations for the three and six month periods ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

(2) The following tables summarize the capitalization of the Company at June 30, 2000 and at December 31, 1999 (in thousands):

                                                        June 30, 2000               December 31,
                                                        -------------               ------------
                                                    Current     Long-term       Current     Long-term
                                                    -------     ---------       -------     ---------
Indebtedness:
 Bank loans                                        $101,979      $     --      $ 81,145      $     --
 Bank lines at an average rate of 6.88%
  in 2000 and 5.28% in 1999                          15,616       105,980            --        41,812
 Commercial paper, 6.84% interest
  in 2000 and 6.08% in 1999                              --       394,020            --       396,847
 Senior notes, 6.75% interest, due March 2003            --       100,000            --       100,000
 Senior notes, 6.70% interest, due June 2008             --       200,000            --       200,000
 Term loans (foreign currency) at an average
  rate of 4.12%, due July 2004                       13,130        46,368        14,299        57,196
 Other, primarily foreign bank loans, at an
  average rate of 5.78% in 2000 and 5.91%
  in 1999                                             6,577        49,608         7,420        58,639
                                                   --------      --------      --------      --------

Total notes payable and long-term debt             $137,302      $895,976      $102,864      $854,494
                                                   ========      ========      ========      ========

                                                       June 30,      December 31,
                                                         2000            1999
                                                         ----            ----
Stockholders' equity:
 Common Stock $.005 par value;
  200,000 shares authorized;
  issued 45,062 shares at June 30, 2000
  and at December 31, 1999                            $     225       $     225
 Additional paid in capital                             715,331         715,322
 Retained earnings                                      399,910         342,529
 Accumulated other comprehensive losses                 (81,277)        (71,146)
 Treasury stock, 7,022 shares at June 30, 2000
  and 6,700 shares at December 31, 1999, at cost       (260,808)       (253,274)
 Unearned compensation                                   (1,527)         (1,726)
                                                      ---------       ---------

Total stockholders' equity                            $ 771,854       $ 731,930
                                                      =========       =========

                                   (continued)

     Effective June 1, 2000, the Company amended and renewed the $400 million 364-day Revolving Credit Agreement (the Revolver) expiring on May 31, 2001 and amended the $500 million Amended Credit Agreement (the Credit Agreement) expiring on July 31, 2002. The Revolver and the Credit Agreement amendments provide for borrowings under the facilities at LIBOR plus 0.45%. If borrowings greater than 33% of either facility are utilized, the rate increases to LIBOR plus 0.55%. The Company pays an annual fee of 0.10% for each facility, and the Credit Agreement allows for borrowings at specified bid rates. At June 30, 2000 and December 31, 1999, the three-month LIBOR rate was 6.78% and 6.03%, respectively. The Revolver and the Credit Agreement, as amended, contain financial and operating covenants requiring the Company to maintain certain financial ratios and standard provisions limiting leverage, investments and liens. The Company was in compliance with these financial and operating covenants at June 30, 2000 and December 31, 1999. At June 30, 2000 and December 31, 1999, no amounts were outstanding under either of these agreements.

     The Company's bank lines provide for total borrowings of $175 million which are expected to be reborrowed in the ordinary course of business. At June 30, 2000 and December 31, 1999, the Company had $121.6 million and $41.8 million, respectively, outstanding under these bank lines.

     Commercial paper borrowings are expected to be reborrowed in the ordinary course of business on a long-term basis. Commercial paper borrowings were also the primary source of funds used to finance the acquisition of Sabroe A/S.

     Concerning bank loans and other, the Company's non-U.S. subsidiaries maintain bank credit facilities in various currencies that provided for available borrowings of $347.5 million and $385.1 million at June 30, 2000 and December 31, 1999, respectively, of which $246.7 million and $295.1 million, respectively, were unused. In some instances, borrowings against these credit facilities have been guaranteed by the Company to assure availability of funds at favorable rates. The Company also maintains other debt of $57.3 million and $57.2 million at June 30, 2000 and December 31, 1999, respectively.

(3) The Company established a receivables sales agreement in 1992. Under an Amended and Restated Receivables Sales Agreement entered into on December 22, 1999, the maximum amount of the purchasers' investment increased from $150 million to $175 million and is subject to decrease based on the level of eligible accounts receivable and restrictions on concentrations of receivables. The balance of the sold accounts receivable was $175 million at June 30, 2000 and at December 31, 1999. The sold accounts receivable are reflected as a reduction of receivables in the accompanying consolidated balance sheets. The discount rate on the receivables sold was approximately 6.69% and 6.22% at June 30, 2000 and December 31, 1999, respectively.

(4) In the first half of 2000, the employment of several senior executives, including the Company's former chief executive officer and chief financial officer, was terminated. The Company has negotiated, or is in the process of negotiating, agreements with these executives, resulting in severance costs of $6.7 million, of which $3.5 million and $3.2 million were charged to earnings in the first quarter and second quarter of 2000, respectively.

(5) In February, 1998, the Company incurred damage to its Grantley manufacturing facility in York, PA, when tanks used for testing ruptured. The accident caused substantial damage to facilities used in steel cutting and rolling operations and heat exchanger production. The Company's rebuilding activities are complete.

     The Company maintains insurance for both property damage and business interruption applicable to its production facilities, including Grantley. The applicable coverage provides for deductibles of $25,000 for property damage and $25,000 for business interruption.

     Pursuant to generally accepted accounting principles, the costs of reconstructing and replacing property damaged or destroyed in the accident are recorded in the applicable property accounts, and the difference between the net book value of the assets damaged or destroyed and the related insurance recovery will be included in profit and loss upon settlement. During the first quarter ended March 31, 1999 and the second quarter ended June 30, 1999, the Company recorded credits to cost of goods sold of $4.0 million and $2.0 million, respectively, reflecting insurance coverage for certain incremental expenses and losses included in cost of goods sold as a result of the accident. No amounts were recorded in the first two quarters of 2000.


                                   (continued)

     These amounts represent only a portion of the Company's estimate of the total costs and expenses resulting from the accident which is included in the Company's claim under business interruption coverage.

     During the year ended December 31, 1999, the Company received advanced payments from the insurance company of $6.2 million representing partial payments under the property damage coverage and $21.3 million representing partial payments under the business interruption coverage. The Company and the insurance company have settled on a portion of the claim under the property damage coverage. No payments were received in the first two quarters of 2000, and the Company and insurance company have not agreed on any settlement under the remaining property damage or business interruption coverage. The Company has filed suit against the insurance carrier for additional reimbursement.

(6)  Comprehensive income is determined as follows:

     Comprehensive Income (in thousands)

                                   Three Months Ended June 30,       Six Months Ended June 30,
                                   ---------------------------       -------------------------
                                       2000           1999               2000           1999
                                       ----           ----               ----           ----
Net income                          $ 45,687       $ 40,452           $ 68,782       $ 57,829
Other comprehensive loss:
  Foreign currency translation
   adjustment                        (11,811)          (159)           (10,131)        (9,612)
                                    --------       --------           --------       --------

Comprehensive income                $ 33,876       $ 40,293           $ 58,651       $ 48,217
                                    ========       ========           ========       ========

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

(8) Net income as set forth in the statements of operations is used in the computation of basic and diluted earnings per share information. Reconciliations of shares used in the computations of earnings per share are as follows (in thousands):

                                        Three Months Ended June 30,   Six Months Ended June 30,
                                        ---------------------------   -------------------------
                                              2000        1999             2000        1999
                                              ----        ----             ----        ----
Weighted average common shares
 outstanding used in the computation
 of basic earnings per share                 38,030      39,755           38,086      39,777
Effect of dilutive securities:
   Non-vested restricted shares                  22         130               22         130
   Stock options                                129         148               82         134
                                             ------      ------           ------      ------
Weighted average common shares and
 equivalents used in the computation
 of diluted earnings per share               38,181      40,033           38,190      40,041
                                             ======      ======           ======      ======


                                  (continued)

(9)  The table below represents the Company's operating results by segment:

         (in thousands)

                                                Three Months Ended June 30,          Six Months Ended June 30,
                                                ---------------------------          -------------------------
                                                    2000             1999               2000             1999
                                                    ----             ----               ----             ----
Net sales:
 Engineered Systems Group                      $   396,608       $   378,251       $   735,621       $   700,520
 York Refrigeration Group                          263,805           185,792           492,714           290,175
 Unitary Products Group                            302,657           320,144           521,255           552,176
 Bristol Compressors                               162,013           178,257           324,128           351,304
 Eliminations                                      (61,274)          (50,380)         (114,844)          (99,354)
                                               -----------       -----------       -----------       -----------
                                               $ 1,063,809       $ 1,012,064       $ 1,958,874       $ 1,794,821
                                               ===========       ===========       ===========       ===========
 Eliminations include the following
   intersegment sales:
 Engineered Systems Group                      $    15,833       $     8,627       $    23,624       $    12,599
 York Refrigeration Group                            8,857             7,971            19,681            17,663
 Unitary Products Group                                580               361             1,104             1,133
 Bristol Compressors                                36,004            33,421            70,435            67,959
                                               -----------       -----------       -----------       -----------
 Eliminations                                  $    61,274       $    50,380       $   114,844       $    99,354
                                               ===========       ===========       ===========       ===========

Income from operations:
 Engineered Systems Group                      $    38,688       $    33,496       $    56,257       $    49,744
 York Refrigeration Group                           20,493            11,917            28,585            12,205
 Unitary Products Group                             29,340            38,863            39,443            57,907
 Bristol Compressors                                19,773            21,465            41,165            40,812
 Eliminations, general corporate expenses
   and other non-allocated items                   (23,571)          (34,948)          (52,720)          (53,388)
                                               -----------       -----------       -----------       -----------
                                               $    84,723       $    70,793       $   112,730       $   107,280
Equity in earnings of affiliates:
 Engineered Systems Group                      $      (589)      $      (560)      $    (1,706)      $      (895)
 York Refrigeration Group                             (501)             (246)             (501)             (246)
 Unitary Products Group                               (772)             (636)             (924)             (423)
 Bristol Compressors                                  (783)           (1,096)             (940)           (1,478)
                                               -----------       -----------       -----------       -----------
                                               $    (2,645)      $    (2,538)      $    (4,071)      $    (3,042)

Earnings before interest and taxes:
 Engineered Systems Group                      $    39,277       $    34,056       $    57,963       $    50,639
 York Refrigeration Group                           20,994            12,163            29,086            12,451
 Unitary Products Group                             30,112            39,499            40,367            58,330
 Bristol Compressors                                20,556            22,561            42,105            42,290
 Eliminations, general corporate expenses
   and other non-allocated items                   (23,571)          (34,948)          (52,720)          (53,388)
                                               -----------       -----------       -----------       -----------
                                               $    87,368       $    73,331       $   116,801       $   110,322

Loss (gain) on sale of businesses                      988                --           (26,902)               --

Interest expense, net                               20,357            12,955            40,231            22,672
                                               -----------       -----------       -----------       -----------

Income before income taxes and cumulative
  effect of accounting change                  $    66,023       $    60,376       $   103,472       $    87,650

Provision for income taxes                          20,336            19,924            34,690            28,924
                                               -----------       -----------       -----------       -----------

Income before cumulative effect of
  accounting change                            $    45,687       $    40,452       $    68,782       $    58,726
                                               ===========       ===========       ===========       ===========

                                   (continued)

                                                     June 30, 2000     December 31, 1999
                                                     -------------     -----------------
Total assets:
    Engineered Systems Group                          $  751,000          $  712,119
    York Refrigeration Group                             655,907             680,453
    Unitary Products Group                               669,311             560,776
    Bristol Compressors                                  266,307             217,792
    Eliminations and other non-allocated assets          598,330             703,399
                                                      ----------          ----------
                                                      $2,940,855          $2,874,539
                                                      ==========          ==========

(10) In January 1999, the Company recorded a charge of $0.9 million, net of $0.4 million in related income taxes, to write-off start-up activities in accordance with AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities."

(11) On June 10, 1999, the Company acquired all of the outstanding capital stock of Sabroe A/S (Sabroe), a Danish company, for $407.1 million in cash and assumed debt of $216.0 million. Sabroe is a world leader in supplying refrigeration systems and products. In connection with the acquisition and subsequent restructuring, the following were considered in the allocation of the purchase price: acquisition expenses of $7.3 million; deferred taxes of $30.4 million; non-cash write-downs of $4.4 million and other accruals of $11.8 million. During the execution of the integration plan, additional costs were incurred and accrued, resulting in an increase to the unallocated excess of cost over net assets acquired. These costs were $5.2 million for fixed asset writedowns, primarily at the Norrkoping and Retech plants, and additional accruals of $3.2 million primarily for severance costs for workforce reductions.

     The Company has nearly completed executing the plan for integrating Sabroe into the York Refrigeration Group. The Sabroe portion of the plan included closing two plants, closing certain duplicate sales and service offices in Europe and Asia, rationalizing products, reducing salary and wage workforce and other costs. The Retech and Norrkoping manufacturing plants in Denmark and Sweden, respectively, are closed and have no remaining production. The table below details the activities in the first half of 2000.

                                                      Additional Accruals
                                     Remaining        Established in 2000      Utilized in          Remaining
                                    Accruals at           to Finalize       Six Months Ended       Accruals at
(in thousands)                   December 31, 1999        Integration         June 30, 2000       June 30, 2000
                                 -----------------        -----------         -------------       -------------
Severance costs                        $5,897                $2,928                $4,884                $3,941
Contractual obligations                 1,575                    --                   327                 1,248
Other                                     356                   241                   521                    76
                                       ------                ------                ------                ------
                                       $7,828                $3,169                $5,732                $5,265
                                       ======                ======                ======                ======

     The acquisition has been accounted for under the purchase method of accounting and the Sabroe assets, liabilities and results of operations, since acquisition, have been included in the consolidated financial statements. The allocation of the purchase price and other costs as discussed above resulted in the following components of intangible assets, based on independent appraisals and other information, and related straight-line amortization periods:

(in thousands)                                                Intangible Assets     Amortization period
                                                              -----------------     -------------------
Unallocated excess of cost over
  net assets acquired                                              $451,527              30 years
Trademark and tradenames                                             35,480              30 years
Proprietary technology and patents                                    2,050              15 years
                                                                   --------
Total intangibles                                                  $489,057
                                                                   ========

     The following unaudited pro forma summary combines the consolidated results of operations of the Company and Sabroe as if the acquisition had occurred at the beginning of 1999. The pro forma summary includes adjustments for amortization expense as a result of unallocated excess of cost over net assets acquired and other intangible assets as presented above, interest expense on acquisition debt issued to finance the purchase, adjusted depreciation expense as a result of new fixed assets bases, and estimated income tax effect of the pro forma adjustments. The pro forma summary is for informational purposes only


                                   (continued)
         and may not necessarily reflect the results of operations of the Company had Sabroe operated as part of the Company for the periods presented.

         Six Months Ended June 30,                       2000               1999               1999
         (thousands, except per share data)            Historical       Historical           Proforma
         ----------------------------------            ----------       ----------           --------

         Net sales                                   $1,958,874         $1,794,821         $2,028,393
         Income before cumulative
             effect of accounting change                 68,782             58,726             48,831
         Net income                                      68,782             57,829             47,934

         Diluted earnings per share:
             Income before cumulative effect
               of accounting change                  $     1.80         $     1.47         $     1.22
             Net income                              $     1.80         $     1.44         $     1.20

(12) In February 2000, the Company sold Northfield Freezing Systems, a supplier to the food processing industry, to FMC Corporation for $39.4 million. In April 2000, the Company sold another small business for $2.4 million. The sale of the two businesses resulted in a net pretax gain of $26.9 million in the first half of 2000.

(13) During the last three quarters of 1999, the Company recorded charges to operations of $54.5 million in acquisition, integration, restructuring and other charges. York Refrigeration Group charges of $35.0 million related to acquisition, integration and restructuring cost for integrating Sabroe into the York Refrigeration business and, in accordance with applicable accounting rules, were not allocated as part of the purchase price. This portion of the integration plan included closing York's Gram manufacturing plant in Denmark, closing or downsizing certain duplicate sales and service offices in Europe, product rationalizations, and salary and wage workforce reductions. Other Company charges of $19.5 million, not impacted by the Sabroe acquisition, related to restructuring, downsizing and other costs.

         The tables below detail the activities in the first half of 2000.

         YORK REFRIGERATION GROUP CHARGES

                                          Remaining            Utilized in                 Remaining
                                         Accruals at         Six Months Ended             Accruals at
         (In thousands)              December 31, 1999        June 30, 2000              June 30, 2000
         --------------              -----------------        -------------              -------------
         Severance costs                 $1,426                   $  811                    $  615
         Contractual obligations            554                       11                       543
         Other                               50                        3                        47
                                         ------                   ------                    ------
                                         $2,030                   $  825                    $1,205
                                         ======                   ======                    ======

         OTHER COMPANY CHARGES

                                          Remaining              Utilized                  Remaining
                                         Accruals at         Six Months Ended             Accruals at
         (in thousands)               December 31, 1999        June 30, 2000             June 30, 2000
         --------------               -----------------        -------------             -------------
         Severance costs                 $4,318                   $3,249                     $1,069
         Contractual obligations          1,535                      591                        944
                                         ------                   ------                     ------
                                         $5,853                   $3,840                     $2,013
                                         ======                   ======                     ======

         In the second quarter of 2000, the Company recorded a net credit of $0.3 million for integration activities. The credit was a result of the excess of proceeds received for the sale of the building and other assets at the prior Gram facility in Denmark over the related net book value and other integration costs for office integration, product training, and relocation. For the first six months of 2000, the Company recorded net expenses of $1.2 million for integration activities.

                                   (continued)

(14) Reference is made to Registrant's 1999 Annual Report on Form 10-K for more detailed financial statement and footnotes.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net Sales (in thousands)             Three Months Ended June 30,                 Six Months Ended June 30,
                                 ---------------------------------           ---------------------------------
                                     2000                  1999                  2000                  1999
                                 -----------           -----------           -----------           -----------
Engineered Systems Group         $   396,608           $   378,251           $   735,621           $   700,520
York Refrigeration Group             263,805               185,792               492,714               290,175
Unitary Products Group               302,657               320,144               521,255               552,176
Bristol Compressors                  162,013               178,257               324,128               351,304
Eliminations                         (61,274)              (50,380)             (114,844)              (99,354)
                                 -----------           -----------           -----------           -----------
    Net Sales                    $ 1,063,809           $ 1,012,064           $ 1,958,874           $ 1,794,821
                                 ===========           ===========           ===========           ===========

U.S.                                      49%                   55%                   50%                   57%
Non-U.S                                   51%                   45%                   50%                   43%
                                 -----------           -----------           -----------           -----------
   Total                                 100%                  100%                  100%                  100%
                                 ===========           ===========           ===========           ===========

Net sales for the three months ended June 30, 2000 increased 5.1% to $1,063.8 million from $1,012.1 million for the same period in 1999. Net sales for the six months ended June 30, 2000 increased 9.1% to $1,958.9 million as compared to $1,794.8 million for the six months ended June 30, 1999. From a geographic perspective, for the three months ended June 30, 2000, U.S. sales decreased 5.8% to $525.7 million and non-U.S sales increased 18.5% to $538.2 million.

Order backlog at June 30, 2000 was $1,083.4 million compared to $1,220.6 million as of June 30, 1999 and $1,065.1 million as of December 31, 1999.

Engineered Systems Group (ESG) sales for the three months ended June 30, 2000 increased 4.9% to $396.6 million from $378.3 million for the same period in 1999. Year-to-date sales increased 5.0% to $735.6 million. The increase in sales was primarily the result of increased equipment sales in North America, Europe, and Asia, and due to increases in the North American service business, partially offset by the effect of the sale of Viron in the third quarter of 1999.

York Refrigeration Group (YRG) sales for the three months ended June 30, 2000 increased 42.0% to $263.8 million from $185.8 million for the same period in 1999. Year-to-date sales increased 69.8% to $492.7 million. The increase was due to the acquisition of Sabroe. North American revenue decreased due to the divestiture of Northfield Freezing Systems and continued weakness in the two main industries the business unit serves - petrochemical and food and beverage.

Unitary Products Group (UPG) sales for the three months ended June 30, 2000 decreased 5.5% to $302.7 million from $320.1 million for the same period in 1999. Year-to-date sales decreased 5.6% to $521.3 million. The sales decrease was a result of weakness in the manufactured housing business, lower non-U.S. sales, and the lingering effects of the oversubscribed pre-season sales program in the fourth quarter of 1999.

Bristol Compressors sales for the three months ended June 30, 2000 decreased 9.1% to $162.0 million from $178.3 million for the same period in 1999. Year-to-date sales decreased 7.7% to $324.1 million. The decline was due to a reduction in domestic room air conditioner compressor sales.

                                   (continued)

Gross profit during the second quarter ended June 30, 2000 increased 6.0% to $245.4 million (23.1% of sales) from $231.4 million (22.9% of sales) during the second quarter ended June 30, 1999. Gross profit for the six months ended June 30, 2000 increased 10.3% to $437.9 million (22.4% of sales) from $397.0 million (22.1% of sales) during the same six months of 1999. The increase is primarily due to the impact of the acquisition of Sabroe and better performance in the Refrigeration Group. In the first and second quarter of 1999, the Company recorded credits to cost of goods sold of $4 million and $2 million, respectively, for expected recovery from business interruption insurance relating to the Grantley accident.

Selling, general and administrative expense (SG&A) increased 9.0% to $161.0 million (15.1% of sales) in the second quarter ended June 30, 2000 from $147.7 million (14.6% of sales) in the second quarter ended June 30, 1999. For the six months ended June 30, 2000, SG&A expense increased to $324.0 million (16.5% of sales) compared to $276.8 million (15.4% of sales) for the six months ended June 30, 1999. The increase in dollars and percentage is primarily due to increased goodwill amortization, the full impact of the Sabroe acquisition, and increased spending in engineering and marketing at UPG. Also, included in SG&A for the first two quarters ended June 30, 2000 is $6.7 million of executive severance costs.

In the second quarter of 2000, the Company recorded a net credit of $0.3 million for integration activities. The credit was a result of the excess of proceeds received for the sale of the building and other assets at the prior Gram facility in Denmark over the related net book value and other integration costs for office integration, product training, and relocation. For the first six months of 2000, the Company recorded net expenses of $1.2 million for integration activities.

Equity in earnings of affiliates was $2.6 million during the second quarter of 2000 as compared to $2.5 million during the second quarter of 1999. Year-to-date equity in earnings of affiliates was $4.1 million in 2000 compared to $3.0 million in 1999. This improvement is primarily attributable to better performance of the Company's joint ventures in Spain and Asia.

During the second quarter of 2000, earnings before interest and taxes (EBIT), excluding integration expenses and the charges for executive severance, increased to $90.3 million (8.5% of sales) from $86.3 million (8.5% of sales) in 1999. EBIT, excluding integration expenses and the charges for executive severance, for the six months ended June 30, 2000 was $124.7 million (6.4% of sales) compared to $123.3 million (6.9% of sales) for the same six months of 1999. The discussion below of each business unit's EBIT excludes the integration expenses and severance charges as discussed above.

ESG EBIT for the three months ended June 30, 2000 increased 15.3% to $39.3 million (9.9% of sales) from $34.1 million (9.0% of sales) for the same period in 1999. EBIT for the six months ended June 30, 2000 was $58.0 million compared to $50.6 million in 1999. The improvement was the result of the successful introduction of new products, the performance of the service business, improvement in airside products, the benefits of cost reductions and improved factory performance.

YRG EBIT for the three months ended June 30, 2000 increased to $21.0 million (8.0% of sales) from $12.2 million (6.5% of sales) for the same period in 1999. EBIT for the six months ended June 30, 2000 was $29.1 million compared to $12.5 million in 1999. The improvement was primarily due to the acquisition of Sabroe and resulting cost synergies.

UPG EBIT for the three months ended June 30, 2000 decreased to $30.1 million (9.9% of sales) from $39.5 million (12.3% of sales) for the same period in 1999. EBIT for the six months ended June 30, 2000 was $40.4 million compared to $58.3 million in 1999. EBIT decreased due to lower volume primarily in manufactured housing, increased investments in engineering, product development and marketing, and lower margins in the non-U.S. operations.

Bristol Compressors EBIT for the three months ended June 30, 2000 decreased 8.9% to $20.6 million (12.7% of sales) from $22.6 million (12.7% of sales) for the same period in 1999. EBIT for the six months ended June 30, 2000 was $42.1 million compared to $42.3 million in 1999. EBIT dollars in the second quarter and year-to-date were down as a result of negative volume. EBIT as a percent of sales was flat for the second quarter and up year to date, reflecting negative volume effects, offset by a more favorable mix to higher margin product sales and effective cost control.

                                   (continued)

In February 2000, the Company sold Northfield Freezing Systems, a supplier to the food processing industry, to FMC Corporation for $39.4 million. In April 2000, the Company sold another small business for $2.4 million. The sale of the two businesses resulted in a net pretax gain of $26.9 million in the first half of 2000.

Net interest expense increased to $20.4 million for the second quarter of 2000. Year-to-date interest expense was $40.2 million compared to $22.7 million for the same six months in 1999. The increase is due to increased debt levels from the Sabroe acquisition and slightly higher rates.

In January of 1999, the Company recorded a $0.9 million charge, net of a $0.4 million tax benefit, to write-off start-up activities in accordance with AICPA Statement of Position 98-5, "Reporting on The Costs of Start-Up Activities."

Provisions for income taxes of $20.3 million for the second quarter of 2000 and $34.7 million for year-to-date 2000 relate to both U.S. and non-U.S. operations. The effective rate was 33.5% for the first six months of 2000 compared to 33.0% for the same period of 1999. The higher effective tax rate resulted from the tax effect of the gain on the Northfield sale. The tax rate for normal operations was 31% for year-to-date 2000 results.

Net income, as a result of the above factors, was $45.7 million during the second quarter of 2000 as compared to $40.5 million during the second quarter of 1999. For the six months ended June 30, 2000, net income increased to $68.8 million compared to $57.8 million in the first six months of 1999.

Liquidity and Capital Resources

Working capital requirements are generally met through a combination of internally generated funds, bank lines of credit, commercial paper issuances, financing of trade receivables and credit terms from suppliers which approximate receivable terms to the Company's customers. The Company believes that these sources, including its $400 million 364-day Amended Revolver and its $500 million Amended Credit Agreement described below, will be sufficient to meet working capital needs during 2000. Additional sources of working capital include customer deposits and progress payments.

Working capital was $587.5 million and $485.2 million as of June 30, 2000 and December 31, 1999, respectively. Accounts receivable and inventory levels were higher at June 30, 2000, than at December 31, 1999, due to normal seasonal trends. The current ratio was 1.59 at June 30, 2000, as compared to 1.48 for December 31, 1999.

Long-term indebtedness was $896.0 million at June 30, 2000, primarily consisting of borrowings of $394.0 million in commercial paper, $300.0 million of senior notes, $106.0 million in bank lines and $46.4 million in Danish term loans.

At June 30, 2000, the Company had available a $400 million 364-day Amended Revolving Credit Agreement (the Revolver) expiring on May 31, 2001 and a $500 million Amended Credit Agreement (the Credit Agreement) expiring on July 31, 2002. The Revolver and the Credit Agreement were amended effective on June 1, 2000 and provide for borrowings under the facilities at LIBOR plus 0.45%. If borrowings greater than 33% of either facility are utilized, the rate increases to LIBOR plus 0.55%. The Company pays an annual fee of 0.10% for each facility and the Credit Agreement allows for borrowings at specified bid rates. At June 30, 2000, the three-month LIBOR rate was 6.78%. The Revolver and the Credit Agreement, as amended, contain financial and operating covenants requiring the Company to maintain certain financial ratios and standard provisions limiting leverage, investments and liens. The Company was in compliance with these financial and operating covenants at June 30, 2000. No amounts were outstanding under either of these agreements.

The Company's bank lines provide for total borrowings of $175 million which are expected to be reborrowed in the ordinary course of business on a long-term basis. At June 30, 2000 and December 31, 1999, the Company had $121.6 million and $41.8 million, respectively, outstanding under these bank lines.

Commercial paper borrowings are expected to be reborrowed in the ordinary course of business. Commercial paper borrowings were also the primary source of funds used to finance the acquisition of Sabroe A/S. The interest rate on the commercial paper was 6.84% as of June 30, 2000.

                                   (continued)

At June 30, 2000 and December 31, 1999, the Company had $300 million of Senior Notes outstanding. On June 1, 1998, the Company issued $200 million of 6.70% fixed rate Senior Notes having a maturity of ten years from the date of issue. The remaining $100 million ten-year Senior Notes bear interest at a 6.75% fixed rate and are due March 2003.

The Company maintains foreign currency term loans at June 30, 2000 of $59.5 million payable in semi-annual payments. These term loans are due July 2004 and bear interest at an average rate of 4.12%.

Concerning bank loans and other, the Company's non-U.S. subsidiaries maintain bank credit facilities in various currencies that provided for available borrowings of $347.5 million and $385.1 million at June 30, 2000 and December 31, 1999, respectively, of which $246.7 million and $295.1 million, respectively, were unused. In some instances, borrowings against these credit facilities have been guaranteed by the Company to assure availability of funds at favorable rates. The Company also maintains other debt of $57.3 million and $57.2 million at June 30, 2000 and December 31, 1999, respectively.

The Company established a receivables sales agreement in 1992. Under an Amended and Restated Receivables Sales Agreement entered into on December 22, 1999, the maximum amount of the purchasers' investment increased from $150 million to $175 million and is subject to decrease based on the level of eligible accounts receivable and restrictions on concentrations of receivables. The balance of the sold accounts receivable was $175 million at June 30, 2000 and at December 31, 1999. The sold accounts receivable are reflected as a reduction of receivables in the accompanying consolidated balance sheets. The discount rate on the receivables sold was approximately 6.69 % and 6.22% at June 30, 2000 and December 31, 1999, respectively.

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

Capital expenditures were $46.2 million for the six months ended June 30, 2000 as compared to $46.9 million for the same period of 1999. Capital expenditures currently anticipated for expanded capacity, cost reductions and the introduction of new products during the next twelve months are expected to be in excess of depreciation and amortization. These expenditures will be funded from a combination of operating cash flows, availability under the revolving credit facility, and commercial paper borrowings.

Cash dividends of $0.15 per share were paid on common stock in the second quarter of 2000. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

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

                                   (continued)

The Company has nearly completed executing the plan for integrating Sabroe into the York Refrigeration Group. The Sabroe portion of the plan included closing two plants, closing certain duplicate sales and service offices in Europe and Asia, rationalizing products, reducing salary and wage workforce and other costs. The Retech and Norrkoping manufacturing plants in Denmark and Sweden, respectively, are closed and have no remaining production.

New Accounting Standards

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (the Interpretation) which clarified the accounting for certain stock compensation issues. The Interpretation is effective July 1, 2000 and generally its effects are applied on a prospective basis. Application of the provisions of the Interpretation is not expected to have a material effect on the Company's financial statements.

In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the Standard). The Standard establishes comprehensive accounting and reporting standards for derivative instruments and hedging activities that require a company to record the derivative instrument at fair value in the balance sheet. Furthermore, the derivative instrument must meet specific criteria or the change in its fair value is to be recognized in earnings in the period of change. To achieve hedge accounting treatment the derivative instrument needs to be part of a well-documented hedging strategy that describes the exposure to be hedged, the objective of the hedge and a measurable definition of its effectiveness in hedging the exposure. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS No. 137 delays the Standard effective date to the beginning of the first quarter of the fiscal year beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which amends SFAS No. 133 in certain respects. Although the Company has not completed its analysis, adoption of these statements is not expected to have a material effect on the Company's financial statements.

Forward-Looking Information - Risk Factors

To the extent the Company has made "forward-looking statements," certain risk factors could cause actual results to differ materially from those anticipated in such forward-looking statements including, but not limited to, competition, government regulation, environmental considerations and the successful integration of Sabroe into the YRG. Unseasonably cool spring or summer weather could adversely affect the Company's UPG residential air conditioning business. The ESG air conditioning business could be affected by a slowdown in the large chiller market and by the acceptance of new product introductions. The resolution of the Grantley insurance claim for an amount greater than or less than amounts recorded could affect the Company's results. Overall performance of the Company continues to be affected by less robust economic conditions in Latin America and Eastern Europe. Future anticipated performance could be affected by any serious economic downturns in other worldwide markets or a slower than expected recovery in Latin America and Eastern Europe.

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES




                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings

                  Not Applicable


Item 2   Changes in Securities

                  Not Applicable


Item 3   Defaults Upon Senior Securities

                  Not Applicable


Item 4   Submission of Matters to a Vote of Security Holders

         (a) The Registrant's Annual Meeting of Stockholders was held on May 25, 2000.

         (b) Proxies were solicited for the meeting. All nominees for Director were elected and item (c) 2 (see below) was approved.

         (c) The following votes were cast at the Annual Meeting for the matters indicated below:

                  1.     Election of Directors                                      Votes For                Votes Withheld
                         ---------------------                                      ---------                --------------
                         Gerald C. McDonough                                       31,753,513                     3,014,493
                         Michael R. Young                                          34,449,436                       318,570
                         W. Michael Clevy                                          34,440,183                       327,823
                         Malcolm W. Gambill                                        32,207,961                     2,560,045
                         Robert F. B. Logan                                        32,645,138                     2,122,868
                         Paul J. Powers                                            34,339,779                       428,227
                         Donald M. Roberts                                         32,411,098                     2,356,908
                         James A. Urry                                             32,704,815                     2,063,191

                  2.     The appointment of KPMG                                    Votes For                 Votes Against
                         LLP as independent auditors                                ---------                 -------------
                                                                                   34,214,275                        35,693



Item 5   Other Information

                  Not Applicable




                                   (continued)

Item 6   Exhibits and Reports on Form 8-K

         (a) Exhibit 4.1 - FIRST AMENDMENT, dated as of June 1, 2000, to the 364-Day Revolving Credit Agreement among YORK INTERNATIONAL CORPORATION, the several banks and other financial institutions from time to time parties thereto and CANADIAN IMPERIAL BANK OF COMMERCE, acting through its New York Agency, as administrative agent for the Banks thereunder.

                  Exhibit 4.2 - THIRD AMENDMENT, dated as of June 1, 2000, to the Amended and Restated Credit Agreement among YORK INTERNATIONAL CORPORATION, the several banks and other financial institutions from time to time parties thereto and CANADIAN IMPERIAL BANK OF COMMERCE, acting through its New York Agency, as agent for the Banks thereunder.

                  Exhibit 27 Financial Data Schedule (EDGAR only)

         (b)      None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned unto duly authorized.


                                  YORK INTERNATIONAL CORPORATION
                                  ------------------------------
                                            Registrant





Date     August 9, 2000                 /S/ C. David Myers
    ----------------------        ------------------------------
                                  C. David Myers
                                  Corporate Vice President and
                                  Chief Financial Officer