Form 10-Q
period 2000-09-30
YORK INTERNATIONAL CORP /DE/
filed 2000-11-13
CIK 842662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                    Outstanding at November 8, 2000
     -----                                    -------------------------------
Common Stock, par value $.005                       38,027,277 shares

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


                                      INDEX


                                                                                                  Page No.
PART I.  FINANCIAL INFORMATION

  Item 1.         Financial Statements

                  Consolidated Condensed Statements of Operations - (Unaudited)
                  Three Months and Nine Months Ended September 30, 2000 and 1999                      3

                  Consolidated Condensed Balance Sheets -
                  September 30, 2000 (Unaudited) and December 31, 1999                                4

                  Consolidated Condensed Statements of Cash Flows - (Unaudited)
                  Nine Months Ended September 30, 2000 and 1999                                       5

                  Supplemental Notes to Consolidated Condensed
                  Financial Statements (Unaudited)                                                    6

  Item 2.         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                      13

PART II.  OTHER INFORMATION

  Item 1.         Legal Proceedings                                                                  19

  Item 2.         Changes in Securities                                                              19

  Item 3.         Defaults Upon Senior Securities                                                    19

  Item 4.         Submission of Matters to a Vote of Security Holders                                19

  Item 5.         Other Information                                                                  19

  Item 6.         Exhibits and Reports on Form 8-K                                                   19

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 1

FINANCIAL STATEMENTS

Consolidated Condensed Statements of Operations (Unaudited)
(thousands except per share data)

                                                            Three Months Ended Sept. 30,           Nine Months Ended Sept. 30,
                                                            ----------------------------         -------------------------------
                                                               2000              1999                2000                1999
                                                             ---------         ---------         -----------         -----------
Net sales                                                    $ 946,703         $ 970,360         $ 2,905,577         $ 2,765,181

Cost of goods sold                                             744,516           781,288           2,265,490           2,179,113
                                                             ---------         ---------         -----------         -----------

   Gross profit                                                202,187           189,072             640,087             586,068

Selling, general and administrative expenses                   150,054           148,661             474,005             425,419

Acquisition, integration, restructuring and
   other charges                                                28,462            22,159              29,681              35,117
                                                             ---------         ---------         -----------         -----------

   Income from operations                                       23,671            18,252             136,401             125,532

Gain on sale of businesses                                          --            (9,627)            (26,902)             (9,627)
Interest expense, net                                           20,548            19,063              60,779              41,735
Equity in earnings of affiliates                                (1,624)           (1,132)             (5,695)             (4,174)
                                                             ---------         ---------         -----------         -----------

   Income before income taxes and cumulative
     effect of accounting change                                 4,747             9,948             108,219              97,598

Provision (benefit) for income taxes                           (10,509)            6,172              24,181              35,096
                                                             ---------         ---------         -----------         -----------

   Income before cumulative effect
     of accounting change                                       15,256             3,776              84,038              62,502

Cumulative effect of accounting change:
   Write-off of start-up costs (net of tax of $442)                 --                --                  --                 897
                                                             ---------         ---------         -----------         -----------
   Net income                                                $  15,256         $   3,776         $    84,038         $    61,605
                                                             =========         =========         ===========         ===========
Basic earnings per share:
   Income before cumulative effect
     of accounting change                                    $    0.40         $    0.09         $      2.21         $      1.57
   Accounting change                                                --                --                  --               (0.02)
                                                             ---------         ---------         -----------         -----------
   Net income                                                $    0.40         $    0.09         $      2.21         $      1.55
                                                             =========         =========         ===========         ===========

Diluted earnings per share:
   Income before cumulative effect
     of accounting change                                    $    0.40         $    0.09         $      2.20         $      1.56
   Accounting change                                                --                --                  --               (0.02)
                                                             ---------         ---------         -----------         -----------
   Net income                                                $    0.40         $    0.09         $      2.20         $      1.54
                                                             =========         =========         ===========         ===========
Cash dividends per share                                     $    0.15         $    0.15         $      0.45         $      0.45
                                                             =========         =========         ===========         ===========

Weighted average common shares and
   common equivalents outstanding:
   Basic                                                        38,034            39,893              38,076              39,853
   Diluted                                                      38,232            40,275              38,170              40,103

See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(thousands of dollars)

                                                     Sept. 30, 2000     December 31,
                                                     (Unaudited)            1999
                                                    --------------      -----------
ASSETS

Current Assets:

  Cash and cash equivalents                           $   56,430        $   39,514
  Receivables                                            694,436           720,022
  Inventories:
    Raw materials                                        191,273           199,171
    Work in process                                      151,313           112,669
    Finished goods                                       313,350           287,206
                                                      ----------        ----------
      Total inventories                                  655,936           599,046

  Prepayments and other current assets                   100,992           131,787
                                                      ----------        ----------

    Total current assets                               1,507,794         1,490,369

Deferred income taxes                                     39,584            13,207
Investments in affiliates                                 22,537            25,425
Property, plant and equipment, net                       469,892           499,710
Unallocated excess of cost
  over net assets acquired                               742,140           768,809
Deferred charges and other assets                         60,318            77,019
                                                      ----------        ----------
     Total assets                                     $2,842,265        $2,874,539
                                                      ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Notes payable and current portion
    of long-term debt                                 $   77,687        $  102,864
  Accounts payable and accrued expenses                  795,614           860,264
  Income taxes                                            37,479            42,007
                                                      ----------        ----------
    Total current liabilities                            910,780         1,005,135

Long-term warranties                                      42,637            39,607
Long-term debt                                           883,376           854,494
Postretirement benefit liabilities                       152,777           154,066
Other long-term liabilities                               79,737            89,307
                                                      ----------        ----------
    Total liabilities                                  2,069,307         2,142,609
Stockholders' equity                                     772,958           731,930
                                                      ----------        ----------
    Total liabilities and stockholders' equity        $2,842,265        $2,874,539
                                                      ==========        ==========


See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)
(thousands of dollars)

                                                              Nine Months Ended Sept. 30,
                                                              ---------------------------
                                                                2000              1999
                                                              --------         ---------
Cash flows from operating activities:
  Net income                                                  $ 84,038         $  61,605
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization of property,
        plant and equipment                                     46,652            46,883
     Amortization of deferred charges and unallocated
       excess of cost over net assets acquired                  24,278            15,652
     Provision for doubtful accounts receivable                  4,774             7,862
     Deferred income taxes                                     (16,408)           (6,808)
     Gain on sale of businesses                                (26,902)           (9,627)
     Cumulative effect of accounting change                         --               897
     Effect of non-cash charges                                 32,649            38,503
     Loss on sale of fixed assets and other                        469               789
     Change in assets and liabilities net of effects from
       purchase of other companies and sale of businesses:
        Receivables                                              8,846             2,517
        Inventories                                            (64,084)          (33,336)
        Prepayments and other current assets                    18,163            21,969
        Other assets                                             9,084           (15,254)
        Accounts payable and accrued expenses                  (49,407)          (88,975)
        Income taxes                                            (4,465)          (40,099)
        Long-term warranties                                     3,201             2,501
        Postretirement benefit liabilities                      (1,289)            5,162
        Other long-term liabilities                             (7,577)            3,309
                                                              --------         ---------
Net cash provided by operating activities                       62,022            13,550
                                                              --------         ---------

Cash flows from investing activities:
  Proceeds from sale of businesses, net                         41,826            35,512
  Purchases of and investments in other
     companies, net of cash acquired                            (3,805)         (405,226)
  Capital expenditures                                         (67,595)          (70,924)
  Proceeds from sale of fixed assets and other                   5,525               393
                                                              --------         ---------
Net cash used by investing activities                          (24,049)         (440,245)
                                                              --------         ---------

Cash flows from financing activities:
  Net payments on short-term debt                              (25,445)          (24,106)
  Proceeds from sale of accounts receivable                         --            50,000
  Net proceeds from issuance of bank loans                      14,887                --
  Net proceeds from commercial paper borrowings                 46,454           435,113
  Long-term debt payments                                      (32,693)           (5,091)
  Common stock issued                                               15             7,873
  Treasury stock purchases                                      (7,535)           (7,610)
  Dividends paid                                               (17,106)          (17,956)
                                                              --------         ---------
Net cash (used) provided by financing activities               (21,423)          438,223
                                                              --------         ---------
Effect of exchange rate changes on cash                            366               109
                                                              --------         ---------
Net increase in cash and cash equivalents                       16,916            11,637
                                                              --------         ---------
Cash and cash equivalents at beginning of period                39,514            22,746
                                                              --------         ---------
Cash and cash equivalents at end of period                    $ 56,430         $  34,383
                                                              ========         =========

See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Supplemental Notes To Consolidated Condensed Financial Statements (Unaudited)


(1) The consolidated condensed financial statements included herein have been prepared by the registrant pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the registrant believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2000 and December 31, 1999, the results of operations for the three and nine month periods ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

(2) The following tables summarize the indebtedness and capitalization of the Company at September 30, 2000 and at December 31, 1999 (in thousands):

                                                        September 30, 2000              December 31, 1999
                                                     ------------------------       ------------------------
                                                     Current        Long-term        Current        Long-term
Indebtedness:
 Bank loans                                          $57,468        $     --        $ 81,145        $     --
 Bank lines at an average rate of 6.71%
    in 2000 and 5.28% in 1999                          1,629          56,699              --          41,812
 Commercial paper, 6.68% interest
    in 2000 and 6.08% in 1999                             --         443,301              --         396,847
 Senior notes, 6.75% interest, due March 2003             --         100,000              --         100,000
 Senior notes, 6.70% interest, due June 2008              --         200,000              --         200,000
 Term loans (foreign currency) at an average
    rate of 4.11%, due July 2004                      12,386          37,569          14,299          57,196
 Other, primarily foreign bank loans, at an
    average rate of 5.79% in 2000 and 5.91%
    in 1999                                            6,204          45,807           7,420          58,639
                                                     -------        --------        --------        --------
Total notes payable and long-term debt               $77,687        $883,376        $102,864        $854,494
                                                     =======        ========        ========        ========

                                                           September 30,     December 31,
Stockholders' equity:                                         2000               1999
                                                            ---------         ---------
  Common Stock $.005 par value;
    200,000 shares authorized;
    issued 45,063 shares at September 30, 2000
    and 45,062 at December 31, 1999                         $     225         $     225
  Additional paid in capital                                  713,808           715,322
  Retained earnings                                           409,461           342,529
  Accumulated other comprehensive losses                      (89,571)          (71,146)
  Treasury stock, 7,036 shares at September 30, 2000
    and 6,700 shares at December 31, 1999, at cost           (260,809)         (253,274)
  Unearned compensation                                          (156)           (1,726)
                                                            ---------         ---------
Total stockholders' equity                                  $ 772,958         $ 731,930
                                                            =========         =========


                                   (continued)

         As of October 4, 2000, the Company amended the $400 million 364-day Revolving Credit Agreement (the Revolver) expiring on May 31, 2001 and the $500 million Amended Credit Agreement (the Credit Agreement) expiring on July 31, 2002. The Revolver and the Credit Agreement provide for borrowings under the facilities at LIBOR plus 0.45%. If borrowings greater than 33% of either facility are utilized, the rate increases to LIBOR plus 0.55%. The Company pays an annual fee of 0.10% for each facility, and the Credit Agreement allows for borrowings at specified bid rates. At September 30, 2000 and December 31, 1999, the three-month LIBOR rate was 6.77% and 6.03%, respectively. The Revolver and the Credit Agreement, as amended, contain financial and operating covenants requiring the Company to maintain certain financial ratios and standard provisions limiting leverage, investments and liens. The Company was in compliance with these financial and operating covenants at September 30, 2000 and December 31, 1999. At September 30, 2000 and December 31, 1999, no amounts were outstanding under either of these agreements.

         The Company has additional short-term bank lines that provide for total borrowings of $175 million which are expected to be reborrowed in the ordinary course of business. At September 30, 2000 and December 31, 1999, the Company had $58.3 million and $41.8 million, respectively, outstanding under these bank lines.

         Commercial paper borrowings are expected to be reborrowed in the ordinary course of business on a long-term basis. Commercial paper borrowings were also the primary source of funds used to finance the acquisition of Sabroe A/S.

         Concerning bank loans and other, the Company's non-U.S. subsidiaries maintain bank credit facilities in various currencies that provided for available borrowings of $244.1 million and $385.1 million at September 30, 2000 and December 31, 1999, respectively, of which $189.9 million and $295.1 million, respectively, were unused. In some instances, borrowings against these credit facilities have been guaranteed by the Company to assure availability of funds at favorable rates. The Company also maintains other debt of $55.2 million and $57.2 million at September 30, 2000 and December 31, 1999, respectively.

(3) The Company established a receivables sales agreement in 1992. Under an Amended and Restated Receivables Sales Agreement entered into on December 22, 1999 and amended October 20, 2000, the maximum amount of the purchasers' investment increased from $150 million to $175 million and is subject to decrease based on the level of eligible accounts receivable and restrictions on concentrations of receivables. The balance of the sold accounts receivable was $175 million at September 30, 2000 and at December 31, 1999. The sold accounts receivable are reflected as a reduction of receivables in the accompanying consolidated balance sheets. The discount rate on the receivables sold was approximately 6.62% and 6.22% at September 30, 2000 and December 31, 1999, respectively.

(4) In the first half of 2000, the employment of several senior executives, including the Company's former chief executive officer and chief financial officer, was terminated. The Company has negotiated agreements with these executives, resulting in severance costs of $6.7 million, of which $3.5 million and $3.2 million were charged to earnings in the first quarter and second quarter of 2000, respectively.

(5) In February, 1998, the Company incurred damage to its Grantley manufacturing facility in York, PA, when tanks used for testing ruptured. The accident caused substantial damage to its facilities, which have been subsequently rebuilt.

         The Company obtained reimbursement under its insurance programs for both property damage and business interruption relating to the Grantley facility, and reached a final settlement in the third quarter of 2000. During the year ended December 31, 1999, the Company received payments of $27.5 million and in the quarter ended September 30, 2000, the Company received a final cash payment of $17.0 million.

         Pursuant to generally accepted accounting principles, the costs of reconstructing and replacing property damaged or destroyed in the accident were recorded in the applicable property accounts, and the difference between the net book value of the assets damaged or destroyed and the related insurance recovery was included in operations. During the first half of 1999 and during the third quarter of 2000, the Company recorded credits to cost of goods sold of $6.0 million and $9.1 million, respectively.


                                   (continued)

(6)      Comprehensive income is determined as follows:

         Comprehensive Income (in thousands)

                                        Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,
                                        ---------------------------    ---------------------------
                                             2000           1999            2000           1999
                                          -------        -------         -------        -------
Net income                                $15,256        $ 3,776         $84,038        $61,605
Other comprehensive loss (income):
  Foreign currency translation
   adjustment                               8,294           (482)         18,425          9,130
                                          -------        -------         -------        -------
Comprehensive income                      $ 6,962        $ 4,258         $65,613        $52,475
                                          =======        =======         =======        =======

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

(8) Net income as set forth in the statements of operations is used in the computation of basic and diluted earnings per share information. Reconciliations of shares used in the computations of earnings per share are as follows (in thousands):

                                         Three Months Ended Sept. 30,  Nine Months Ended Sept. 30,
                                         ----------------------------  ---------------------------
                                               2000          1999          2000          1999
                                             ------        ------        ------        ------
Weighted average common shares
  outstanding used in the computation
  of basic earnings per share                38,034        39,893        38,076        39,853
Effect of dilutive securities:
    Non-vested restricted shares                  7            77             7            77
    Stock options                               191           305            87           173
                                             ------        ------        ------        ------
Weighted average common shares and
  equivalents used in the computation
  of diluted earnings per share              38,232        40,275        38,170        40,103
                                             ======        ======        ======        ======


                                   (continued)

(9)      The table below represents the Company's operating results by segment:

         (in thousands)                               Three Months Ended Sept. 30,          Nine Months Ended Sept. 30,
                                                     -----------------------------         ------------------------------
                                                        2000                1999                2000                1999
                                                     ---------         -----------         -----------         -----------
Net sales:
  Engineered Systems Group                           $ 376,971         $   355,572         $ 1,112,592         $ 1,056,092
  York Refrigeration Group                             242,484             274,632             735,198             564,807
  Unitary Products Group                               264,932             274,010             786,187             826,186
  Bristol Compressors                                  106,083             111,928             430,211             463,232
  Eliminations                                         (43,767)            (45,782)           (158,611)           (145,136)
                                                     ---------         -----------         -----------         -----------
                                                     $ 946,703         $   970,360         $ 2,905,577         $ 2,765,181
                                                     =========         ===========         ===========         ===========
  Eliminations include the following
    intersegment sales:
  Engineered Systems Group                           $   9,021         $     7,004         $    32,645         $    19,603
  York Refrigeration Group                               6,687               8,717              26,368              26,380
  Unitary Products Group                                   250                 583               1,354               1,716
  Bristol Compressors                                   27,809              29,478              98,244              97,437
                                                     ---------         -----------         -----------         -----------
  Eliminations                                       $  43,767         $    45,782         $   158,611         $   145,136
                                                     =========         ===========         ===========         ===========

Income from operations:
  Engineered Systems Group                           $  28,086         $    26,445         $    84,343         $    76,189
  York Refrigeration Group                              16,582              16,108              45,167              28,313
  Unitary Products Group                                20,032              23,876              59,475              81,783
  Bristol Compressors                                    3,751              11,436              44,916              52,248
  Eliminations, general corporate expenses
     and other non-allocated items including
     acquisition, integration, restructuring,
     and other charges                                 (44,780)            (59,613)            (97,500)           (113,001)
                                                     ---------         -----------         -----------         -----------
                                                     $  23,671         $    18,252         $   136,401         $   125,532
Equity in earnings of affiliates:
  Engineered Systems Group                           $    (776)        $      (232)        $    (2,482)        $    (1,127)
  York Refrigeration Group                                (103)               (214)               (604)               (460)
  Unitary Products Group                                  (327)               (164)             (1,251)               (587)
  Bristol Compressors                                     (418)               (522)             (1,358)             (2,000)
                                                     ---------         -----------         -----------         -----------
                                                     $  (1,624)        $    (1,132)        $    (5,695)        $    (4,174)
Earnings before interest and taxes:
  Engineered Systems Group                           $  28,862         $    26,677         $    86,825         $    77,316
  York Refrigeration Group                              16,685              16,322              45,771              28,773
  Unitary Products Group                                20,359              24,040              60,726              82,370
  Bristol Compressors                                    4,169              11,958              46,274              54,248
  Eliminations, general corporate expenses
     and other non-allocated items including
     acquisition, integration, restructuring,
     and other charges                                 (44,780)            (59,613)            (97,500)           (113,001)
                                                     ---------         -----------         -----------         -----------
                                                     $  25,295         $    19,384         $   142,096         $   129,706
Gain on sale of businesses                                  --              (9,627)            (26,902)             (9,627)
Interest expense, net                                   20,548              19,063              60,779              41,735
                                                     ---------         -----------         -----------         -----------
Income before income taxes and cumulative
  effect of accounting change                        $   4,747         $     9,948         $   108,219         $    97,598
Provision (benefit) for income taxes                   (10,509)              6,172              24,181              35,096
                                                     ---------         -----------         -----------         -----------
Income before cumulative effect of
  accounting change                                  $  15,256         $     3,776         $    84,038         $    62,502
                                                     =========         ===========         ===========         ===========


                                   (continued)

                                                                 September 30, 2000       December 31, 1999
                                                                 ------------------       -----------------
         Total assets:
              Engineered Systems Group                               $    771,709             $    712,119
              York Refrigeration Group                                    631,848                  680,453
              Unitary Products Group                                      631,399                  560,776
              Bristol Compressors                                         224,410                  217,792
              Eliminations and other non-allocated assets                 582,899                  703,399
                                                                       ----------             ------------
                                                                     $  2,842,265             $  2,874,539
                                                                     ============             ============

(10) In January 1999, the Company recorded a charge of $0.9 million, net of $0.4 million in related income taxes, to write-off start-up activities in accordance with AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities."

(11) On June 10, 1999, the Company acquired all of the outstanding capital stock of Sabroe A/S (Sabroe), a Danish company, for $407.1 million in cash and assumed debt of $216.0 million. Sabroe is a world leader in supplying refrigeration systems and products. In connection with the acquisition and subsequent restructuring, the following were considered in the allocation of the purchase price: acquisition expenses of $7.3 million; deferred taxes of $30.4 million; non-cash write-downs of $4.4 million and other accruals of $11.8 million. During the execution of the integration plan, additional costs were incurred and accrued, resulting in an increase to the unallocated excess of cost over net assets acquired. These costs were $5.2 million for fixed asset write-downs, primarily at the Norrkoping and Retech plants, and additional accruals of $3.2 million primarily for severance costs for workforce reductions. During the third quarter of 2000, additional deferred tax assets were recognized relating to pre-acquisition loss carryforwards resulting in a decrease to the unallocated excess of cost over net assets acquired of $9.0 million.

         The Company has nearly completed executing the plan for integrating Sabroe into the York Refrigeration Group. The Sabroe portion of the plan included closing two plants, closing certain duplicate sales and service offices in Europe and Asia, rationalizing products, workforce reductions and other costs. The Retech and Norrkoping manufacturing plants in Denmark and Sweden, respectively, are closed and have no remaining production. The table below details the activities in the first three quarters of 2000.

                                                        Additional Accruals
                                       Remaining        Established in 2000          Utilized in              Remaining
                                       Accruals at           to Finalize        Nine Months Ended            Accruals at
         (in thousands)            December 31, 1999         Integration        September 30, 2000      September 30, 2000
          ------------             -----------------         -----------        ------------------      ------------------
         Severance costs                $5,897                 $2,928                 $5,187                 $3,638
         Contractual obligations         1,575                      -                    327                  1,248
         Other                             356                    241                    489                    108
                                        ------                 ------                 ------                 ------
                                        $7,828                 $3,169                 $6,003                 $4,994
                                         =====                 ======                 ======                 ======

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

         (in thousands)                                                Intangible Assets     Amortization period
          ------------                                                 -----------------     -------------------
         Unallocated excess of cost over
             net assets acquired                                             $442,537             30 years
         Trademark and tradenames                                              35,480             30 years
         Proprietary technology and patents                                     2,050             15 years
                                                                             --------
         Total intangibles                                                   $480,067
                                                                             ========

         The following unaudited pro forma summary combines the consolidated results of operations of the Company and Sabroe as if the acquisition had occurred at the beginning of 1999. The pro forma summary includes adjustments for amortization expense as a result of unallocated excess of cost over net assets acquired and other intangible assets as presented above, interest expense on acquisition debt issued to finance the purchase, adjusted depreciation expense as a result of new fixed assets bases, and estimated


                                   (continued)
         income tax effect of the pro forma adjustments. The pro forma summary is for informational purposes only and may not necessarily reflect the results of operations of the Company had Sabroe operated as part of the Company for the periods presented.

         Nine Months Ended September 30,                      2000                   1999                    1999
         (thousands, except per share data)                Historical             Historical              Pro forma
          --------------------------------                 ----------             ----------              ---------
         Net sales                                         $2,905,577             $2,765,181              $2,998,753
         Income before cumulative
             effect of accounting change                       84,038                 62,502                  53,488
         Net income                                            84,038                 61,605                  52,591

         Diluted earnings per share:
             Income before cumulative effect
               of accounting change                        $     2.20             $     1.56              $     1.33
             Net income                                    $     2.20             $     1.54              $     1.31

(12) In February 2000, the Company sold Northfield Freezing Systems, a supplier to the food processing industry, to FMC Corporation for $39.4 million. In April 2000, the Company sold another small business for $2.4 million. The sale of the two businesses resulted in a net pretax gain of $26.9 million in the first half of 2000.

(13) In the third quarter of 2000, the Company recorded $28.7 million in charges related to cost reduction actions. The actions include closures and divestitures, product line and facility rationalizations, and selling, general and administrative expense reductions. The charges included $16.7 million for the impairment of fixed assets and the unallocated excess of cost over net assets acquired relating to facilities to be closed or divested, write-downs of other assets of $6.9 million, accruals for severance related costs of $2.8 million, and other accruals of $2.3 million. Also, the Company recorded charges in cost of goods sold of $4.5 million relating to inventory write-downs and warranty accruals related to these cost reduction activities.

(14) During the last three quarters of 1999, the Company recorded charges to operations of $54.5 million in acquisition, integration, restructuring and other charges. York Refrigeration Group charges of $35.0 million related to acquisition, integration and restructuring cost for integrating Sabroe into the York Refrigeration business and, in accordance with applicable accounting rules, were not allocated as part of the purchase price. This portion of the integration plan included closing York's Gram manufacturing plant in Denmark, closing or downsizing certain duplicate sales and service offices in Europe, product rationalizations, and workforce reductions. Other Company charges of $19.5 million, not impacted by the Sabroe acquisition, related to restructuring, downsizing and other costs.

         The following provides details on activities in the first three quarters of 2000.

         YORK REFRIGERATION GROUP CHARGES

                                                          Remaining             Utilized in               Remaining
                                                          Accruals at        Nine Months Ended           Accruals at
         (In thousands)                              December 31, 1999       September 30, 2000      September 30, 2000
          ------------                               -----------------       ------------------      ------------------
         Severance costs                                   $1,426                  $   811              $    615
         Contractual obligations                              554                       11                   543
         Other                                                 50                       17                    33
                                                           ------                  -------              --------
                                                           $2,030                  $   839              $  1,191
                                                           ======                  =======              ========

         The Company recorded a net credit of $0.2 million and net expenses of $1.0 million in the third quarter and the first three quarters of 2000, respectively, for York Refrigeration Group integration activities.


                                   (continued)

         OTHER COMPANY CHARGES

                                                         Remaining              Utilized in              Remaining
                                                        Accruals at          Nine Months Ended          Accruals at
         (in thousands)                              December 31, 1999       September 30, 2000      September 30, 2000
          ------------                               -----------------       ------------------      ------------------
         Severance costs                                  $4,318                   $3,974                 $   344
         Contractual obligations                           1,535                      591                     944
                                                          ------                   ------                 -------
                                                          $5,853                   $4,565                 $ 1,288
                                                          ======                   ======                 =======

         In the third quarter of 1999, the Company recorded a charge in cost of goods sold of $17.5 million to write-down inventory to the lower of cost or market. Integration of the Refrigeration business, principally discontinuation of Gram product lines resulted in $6.1 million of the inventory write-down. Deteriorating economic conditions in Latin America and Eastern Europe resulted in inventory write-downs of $3.5 million and $4.1 million, respectively. Faulty gas engines in a UPG unit accounted for additional inventory write-downs of $2.8 million. The remaining $1.0 million of inventory write-downs related to ESG operations in the U.S. and Australia. The Company recorded a net credit of $0.9 million during the third quarter of 2000 relating to these prior charges.

(15) The benefit for income taxes for the three months ended September 30, 2000 was $10.5 million. The benefit arose primarily from the recognition of certain deferred tax benefits resulting from the integration of the Sabroe acquisition and the utilization of certain foreign net operating loss carryforwards. The provision for income taxes for the nine months ended September 30, 2000 was $24.2 million. The effective rate was 22.3% for the first nine months of 2000 compared to 36.0% for the same period of 1999. The lower effective tax rate resulted from the third quarter events described above, offset in part by the tax effect of the gain on the Northfield sale. The tax rate from normal operations was 31% for the nine months ended September 30, 2000.

(16) Reference is made to Registrant's 1999 Annual Report on Form 10-K for more detailed financial statements and footnotes.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net Sales (in thousands)        Three Months Ended Sept. 30,            Nine Months Ended Sept. 30,
                                ----------------------------          -------------------------------
                                   2000               1999                2000                 1999
                                ---------          ---------          -----------          -----------
Engineered Systems Group        $ 376,971          $ 355,572          $ 1,112,592          $ 1,056,092
York Refrigeration Group          242,484            274,632              735,198              564,807
Unitary Products Group            264,932            274,010              786,187              826,186
Bristol Compressors               106,083            111,928              430,211              463,232
Eliminations                      (43,767)           (45,782)            (158,611)            (145,136)
                                ---------          ---------          -----------          -----------
    Net Sales                   $ 946,703          $ 970,360          $ 2,905,577          $ 2,765,181
                                =========          =========          ===========          ===========
U.S.                                   52%                51%                  50%                  55%
Non-U.S                                48%                49%                  50%                  45%
                                ---------          ---------          -----------          -----------
   Total                              100%               100%                 100%                 100%
                                =========          =========          ===========          ===========

Net sales for the three months ended September 30, 2000 decreased 2.4% to $946.7 million from $970.4 million for the same period in 1999. Net sales for the nine months ended September 30, 2000 increased 5.1% to $2,905.6 million as compared to $2,765.2 million for the nine months ended September 30, 1999. From a geographic perspective, for the three months ended September 30, 2000, U.S. sales decreased 1.6% to $489.2 million and non-U.S sales decreased 3.3% to $457.5 million.

Order backlog at September 30, 2000 was $1,057.2 million compared to $1,149.0 million as of September 30, 1999 and $1,065.1 million as of December 31, 1999.

Engineered Systems Group (ESG) sales for the three months ended September 30, 2000 increased 6.0% to $377.0 million from $355.6 million for the same period in 1999. Year-to-date sales increased 5.3% to $1,112.6 million. The increase in sales was primarily the result of strength in the global service business and increased equipment sales in North America, partially offset by the sale of Viron in the third quarter of 1999.

York Refrigeration Group (YRG) sales for the three months ended September 30, 2000 decreased 11.7% to $242.5 million from $274.6 million for the same period in 1999. The decrease was the result of negative currency translation effects and the divestiture of Northfield Freezing Systems. Year-to-date sales increased 30.2% to $735.2 million. The increase was due to the acquisition of Sabroe, partially offset by the divestiture of Northfield and negative currency translation effects.

Unitary Products Group (UPG) sales for the three months ended September 30, 2000 decreased 3.3% to $264.9 million from $274.0 million for the same period in 1999. Year-to-date sales decreased 4.8% to $786.2 million. The sales decrease was a result of a decline in the domestic unitary market, weakness in the manufactured housing business, and the impact of higher than normal levels of inventory in the distribution channels.

Bristol Compressors sales for the three months ended September 30, 2000 decreased 5.2% to $106.1 million from $111.9 million for the same period in 1999. Year-to-date sales decreased 7.1% to $430.2 million. The decline was due to a reduction in room air conditioner compressor sales and a weaker domestic unitary market.

In the third quarter of 2000, the Company settled an insurance claim relating to the Grantley accident, and recorded a $9.1 million benefit to cost of goods sold. This benefit is partially offset by an unrelated settlement of $2.8 million


                                   (continued)
due to a claim from a 1991 project. In 1999, the Company recorded credits to cost of goods sold of $6.0 million relating to the Grantley insurance claim.

In the third quarter of 2000, the Company recorded charges in cost of goods sold of $4.5 million relating to inventory write-downs and warranty accruals for cost reduction activities.

In the third quarter of 1999, the Company recorded a charge in cost of goods sold of $17.5 million to write-down inventory to the lower of cost or market. Integration of the Refrigeration business, principally discontinuation of Gram product lines resulted in $6.1 million of the inventory write-down. Deteriorating economic conditions in Latin America and Eastern Europe resulted in inventory write-downs of $3.5 million and $4.1 million, respectively. Faulty gas engines in a UPG unit accounted for additional inventory write-downs of $2.8 million. The remaining $1.0 million of inventory write-downs related to ESG operations in the U.S. and Australia. The Company recorded a net credit of $0.9 million during the third quarter of 2000 relating to these prior charges.

Excluding all charges discussed above and $0.5 million of operating costs related to the current year cost reduction initiatives, gross profit during the third quarter ended September 30, 2000 decreased 3.2% to $199.9 million (21.1% of sales) from $206.6 million (21.3% of sales) during the third quarter ended September 30, 1999. The decrease is primarily due to Bristol's reduction in production volume due to order cancellations for the fourth quarter of 2000. Gross profit for the nine months ended September 30, 2000 increased 5.7% to $637.8 million (22.0% of sales) from $603.6 million (21.8% of sales) during the same nine months of 1999. The increase is primarily due to the impact of the acquisition of Sabroe, partially offset by negative currency translation effects.

Selling, general and administrative expense (SG&A), exclusive of $0.6 million relating to the current year cost reduction actions, increased 0.5% to $149.4 million (15.8% of sales) in the third quarter ended September 30, 2000 from $148.7 million (15.3% of sales) in the third quarter ended September 30, 1999. For the nine months ended September 30, 2000, SG&A expense increased to $473.4 million (16.3% of sales) compared to $425.4 million (15.4% of sales) for the nine months ended September 30, 1999. The increase in dollars and percentage is primarily due to increased goodwill amortization, the full impact of the Sabroe acquisition, and increased spending in engineering and marketing at UPG. Included in SG&A for the first two quarters of 2000 are executive severance costs of $6.7 million.

In September 2000, the Company announced initiation of a cost reduction process designed to result in savings of $25 million to $30 million in 2001, and continuing annual savings of $50 million to $60 million thereafter. Total pre-tax charges to implement the cost reduction program are estimated to approximate $120 million through the second quarter of 2001, of which $70 million will require cash payments.

In the third quarter of 2000, the Company recorded $33.2 million in charges related to these cost reduction actions, including the $4.5 million charged to cost of goods sold as discussed above. The actions include closures and divestitures, product line and facility rationalizations, and selling, general and administrative expense reductions. The charges included $16.7 million for the impairment of fixed assets and the unallocated excess of cost over net assets acquired relating to facilities to be closed or divested, write-downs of other assets of $6.9 million, accruals for severance related costs of $2.8 million, and other accruals of $2.3 million. The Company also recorded a net credit of $0.2 million and net expenses of $1.0 million in the third quarter and the first three quarters of 2000, respectively, for York Refrigeration Group integration activities.

In the third quarter of 1999, the Company recorded charges of $10.0 million related to the integration of Sabroe into the York Refrigeration business and $12.2 million for restructuring and downsizing other Company operations. In the second quarter of 1999, the Company recorded acquisition and integration charges of approximately $13.0 million.

Equity in earnings of affiliates was $1.6 million during the third quarter of 2000 as compared to $1.1 million during the third quarter of 1999. Year-to-date equity in earnings of affiliates was $5.7 million in 2000 compared to $4.2 million in 1999. This improvement is primarily attributable to better performance of the Company's joint ventures in Malaysia.

During the third quarter of 2000, earnings before interest and taxes (EBIT), excluding restructuring charges, integration expenses, certain one-time settlements, and the inventory write-downs, decreased to $52.1 million (5.5% of sales) from $59.1 million (6.1% of sales) in 1999. EBIT, excluding special charges, for the nine months ended


                                   (continued)

September 30, 2000 was $176.9 million (6.1% of sales) compared to $182.4 million (6.6% of sales) for the same nine months of 1999. The discussion below of each business unit's EBIT excludes the restructuring charges, integration expenses, charges for executive severance, certain one-time settlements, and the inventory write-downs as discussed above.

ESG EBIT for the three months ended September 30, 2000 increased 8.2% to $28.9 million (7.7% of sales) from $26.7 million (7.5% of sales) for the same period in 1999. EBIT for the nine months ended September 30, 2000 was $86.8 million compared to $77.3 million in 1999. The improvement was the result of the performance of the global service business, strong North American equipment sales, the successful introduction of new products, and improved factory performance.

YRG EBIT for the three months ended September 30, 2000 increased to $16.7 million (6.9% of sales) from $16.3 million (5.9% of sales) for the same period in 1999. EBIT for the nine months ended September 30, 2000 was $45.8 million compared to $28.8 million in 1999. The improvement was primarily due to the acquisition of Sabroe and resulting cost synergies, partially offset by negative currency translations effects.

UPG EBIT for the three months ended September 30, 2000 decreased to $20.4 million (7.7% of sales) from $24.0 million (8.8% of sales) for the same period in 1999. EBIT for the nine months ended September 30, 2000 was $60.7 million compared to $82.4 million in 1999. EBIT decreased as a result of lower volume, increased investments in engineering, product development and marketing, and lower margins in European unitary operations.

Bristol Compressors EBIT for the three months ended September 30, 2000 decreased to $4.2 million (3.9% of sales) from $12.0 million (10.7% of sales) for the same period in 1999. EBIT for the nine months ended September 30, 2000 was $46.3 million compared to $54.2 million in 1999. The decrease reflected volume effects of a significant decline in production versus 1999 due to the cancellation of orders for the fourth quarter of 2000 and reduced margins.

In February 2000, the Company sold Northfield Freezing Systems, a supplier to the food processing industry, to FMC Corporation for $39.4 million. In April 2000, the Company sold another small business for $2.4 million. The sale of the two businesses resulted in a net pretax gain of $26.9 million in the first half of 2000.

Net interest expense increased to $20.5 million for the third quarter of 2000. Interest expense was $60.8 million for the nine months ended September 30, 2000 compared to $41.7 million for the nine months ended September 30, 1999. The increase is due to higher interest rates and higher debt levels related to the acquisition of Sabroe.

In January of 1999, the Company recorded a $0.9 million charge, net of a $0.4 million tax benefit, to write-off start-up activities in accordance with AICPA Statement of Position 98-5, "Reporting on The Costs of Start-Up Activities.

The benefit for income taxes for the three months ended September 30, 2000 was $10.5 million. The benefit arose primarily from the recognition of certain deferred tax benefits resulting from the integration of the Sabroe acquisition and the utilization of certain foreign net operating loss carryforwards. The provision for income taxes for the nine months ended September 30, 2000 was $24.2 million. The effective rate was 22.3% for the first nine months of 2000 compared to 36.0% for the same period of 1999. The lower effective tax rate resulted from the third quarter events described above, offset in part by the tax effect of the gain on the Northfield sale. The tax rate from normal operations was 31% for the nine months ended September 30, 2000.

Net income, as a result of the above factors, was $15.3 million during the third quarter of 2000 as compared to $3.8 million during the third quarter of 1999. For the nine months ended September 30, 2000, net income increased to $84.0 million compared to $61.6 million in the first nine months of 1999.

Liquidity and Capital Resources

Working capital requirements are generally met through a combination of internally generated funds, bank lines of credit, commercial paper issuances, financing of trade receivables and credit terms from suppliers which approximate receivable terms to the Company's customers. The Company believes that these sources, including its $400 million 364-day Amended Revolver and its $500 million Amended Credit Agreement described below, will be


                                   (continued)
sufficient to meet foreseeable working capital needs. Additional sources of working capital include customer deposits and progress payments.

Working capital was $597.0 million and $485.2 million as of September 30, 2000 and December 31, 1999, respectively. Inventory levels were higher at September 30, 2000, than at December 31, 1999, due to seasonal inventory builds and increased levels in anticipation of factory consolidations. Accounts payable and accrued expenses were lower at September 30, 2000, than at December 31, 1999, due to a decrease in accruals related to the Sabroe acquisition and other Company charges. The current ratio was 1.66 at September 30, 2000, as compared to 1.48 at December 31, 1999.

Long-term indebtedness was $883.4 million at September 30, 2000, primarily consisting of borrowings of $443.3 million in commercial paper, $300.0 million of senior notes, $56.7 million in bank lines and $37.6 million in Danish term loans.

At September 30, 2000, the Company had available a $400 million 364-day Amended Revolving Credit Agreement (the Revolver) expiring on May 31, 2001 and a $500 million Amended Credit Agreement (the Credit Agreement) expiring on July 31, 2002. The Revolver and the Credit Agreement were amended as of October 4, 2000 to provide for charges relating to the cost reduction process. The facilities provide for borrowings at LIBOR plus 0.45%. If borrowings greater than 33% of either facility are utilized, the rate increases to LIBOR plus 0.55%. The Company pays an annual fee of 0.10% for each facility and the Credit Agreement allows for borrowings at specified bid rates. At September 30, 2000, the three-month LIBOR rate was 6.77%. The Revolver and the Credit Agreement, as amended, contain financial and operating covenants requiring the Company to maintain certain financial ratios and standard provisions limiting leverage, investments and liens. The Company was in compliance with these financial and operating covenants at September 30, 2000. No amounts were outstanding under either of these agreements.

The Company has additional short-term bank lines that provide for total borrowings of $175 million which are expected to be reborrowed in the ordinary course of business on a long-term basis. At September 30, 2000 and December 31, 1999, the Company had $58.3 million and $41.8 million, respectively, outstanding under these bank lines.

Commercial paper borrowings are expected to be reborrowed in the ordinary course of business. Commercial paper borrowings were also the primary source of funds used to finance the acquisition of Sabroe A/S. The interest rate on the commercial paper was 6.68% as of September 30, 2000.

At September 30, 2000 and December 31, 1999, the Company had $300 million of Senior Notes outstanding. On June 1, 1998, the Company issued $200 million of 6.70% fixed rate Senior Notes having a maturity of ten years from the date of issue. The remaining $100 million ten-year Senior Notes bear interest at a 6.75% fixed rate and are due March 2003.

The Company maintains foreign currency term loans at September 30, 2000 of $50.0 million payable in semi-annual payments. These term loans are due July 2004 and bear interest at an average rate of 4.11%.

Concerning bank loans and other, the Company's non-U.S. subsidiaries maintain bank credit facilities in various currencies that provided for available borrowings of $244.1 million and $385.1 million at September 30, 2000 and December 31, 1999, respectively, of which $189.9 million and $295.1 million, respectively, were unused. In some instances, borrowings against these credit facilities have been guaranteed by the Company to assure availability of funds at favorable rates. The Company also maintains other debt of $55.2 million and $57.2 million at September 30, 2000 and December 31, 1999, respectively.

The Company established a receivables sales agreement in 1992. Under an Amended and Restated Receivables Sales Agreement entered into on December 22, 1999 and amended October 20, 2000, the maximum amount of the purchasers' investment increased from $150 million to $175 million and is subject to decrease based on the level of eligible accounts receivable and restrictions on concentrations of receivables. The balance of the sold accounts receivable was $175 million at September 30, 2000 and at December 31, 1999. The sold accounts receivable are reflected as a reduction of receivables in the accompanying consolidated balance sheets. The discount rate on the receivables sold was approximately 6.62% and 6.22% at September 30, 2000 and December 31, 1999, respectively.


                                   (continued)

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

Capital expenditures were $67.6 million for the nine months ended September 30, 2000 as compared to $70.9 million for the same period of 1999. Capital expenditures currently anticipated for expanded capacity, cost reductions and the introduction of new products during the next twelve months are expected to be in excess of depreciation and amortization. These expenditures will be funded from a combination of operating cash flows, availability under the revolving credit facility, and commercial paper borrowings.

Cash dividends of $0.15 per share were paid on common stock in the third quarter of 2000. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

Acquisition of Sabroe and the Integration Plan

In June 1999, the Company acquired all of the outstanding capital stock of Sabroe A/S (Sabroe), a Danish company, for $407.1 million in cash and assumed debt of $216.0 million. Sabroe is a world leader in supplying refrigeration systems and products. The Company financed the acquisition through issuance of commercial paper, supported by its credit facilities.

The Company has nearly completed executing the plan for integrating Sabroe into the York Refrigeration Group. The Sabroe portion of the plan included closing two plants, closing certain duplicate sales and service offices in Europe and Asia, rationalizing products, workforce reductions and other costs. The Retech and Norrkoping manufacturing plants in Denmark and Sweden, respectively, are closed and have no remaining production.

New Accounting Standards

In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Standard establishes comprehensive accounting and reporting standards for derivative instruments and hedging activities that require a company to record the derivative instrument at fair value in the balance sheet. Furthermore, the derivative instrument must meet specific criteria or the change in its fair value is to be recognized in earnings in the period of change. To achieve hedge accounting treatment the derivative instrument needs to be part of a well- documented hedging strategy that describes the exposure to be hedged, the objective of the hedge and a measurable definition of its effectiveness in hedging the exposure. In 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS No. 137 delays the Standard effective date to the beginning of the first quarter of the fiscal year beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which amends SFAS No.133 in certain respects. Although the Company has not completed its analysis, adoption of these statements is not expected to have a material effect on the Company's financial statements.


                                   (continued)

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Standard replaces SFAS No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. The Standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company has not determined the effect, if any, adoption of this standard will have on the Company's financial statements.

Forward-Looking Information - Risk Factors

To the extent the Company has made "forward-looking statements," certain risk factors could cause actual results to differ materially from those anticipated in such forward-looking statements including, but not limited to, competition, government regulation, environmental considerations, weather, and the successful implementation of the Company's cost reduction actions. Unseasonably cool spring or summer weather could continue to adversely affect the Company's UPG residential air conditioning business. The ESG air conditioning business could be affected by a slowdown in the large chiller market and by the acceptance of new product introductions. YRG could continue to be adversely affected by the effects of declining European currencies. In addition, overall performance of the Company could be affected by any serious economic downturns in various world markets.

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings

                  Not Applicable


Item 2   Changes in Securities

                  Not Applicable


Item 3   Defaults Upon Senior Securities

                  Not Applicable


Item 4   Submission of Matters to a Vote of Security Holders

                  Not Applicable


Item 5   Other Information

                  Not Applicable


Item 6   Exhibits and Reports on Form 8-K

         (a) Exhibit 4.1 - SECOND AMENDMENT, dated as of October 4, 2000, to the 364-Day Revolving Credit Agreement, among YORK INTERNATIONAL CORPORATION, the several banks and other financial institutions from time to time parties thereto and CANADIAN IMPERIAL BANK OF COMMERCE, acting through its New York Agency, as administrative agent for the Banks thereunder

                  Exhibit 4.2 - FOURTH AMENDMENT, dated as of October 4, 2000, to the Amended and Restated Credit Agreement, among YORK INTERNATIONAL CORPORATION, the several banks and other financial institutions from time to time parties thereto and CANADIAN IMPERIAL BANK OF COMMERCE, acting through its New York Agency, as agent for the Banks thereunder

                  Exhibit 4.3 - FIFTH AMENDMENT TO AMENDED AND RESTATED RECEIVABLES SALE AGREEMENT, among York International Corporation, Asset Securitization Cooperative Corporation and Canadian Imperial Bank of Commerce

                  Exhibit 10.1 - Amendment No. 3 to the York International Corporation Amended and Restated 1992 Omnibus Stock Plan, effective July 27, 2000

                  Exhibit 10.2 - Settlement Agreement and General Release by and between John R. Tucker and York International Corporation, dated August 7, 2000

                  Exhibit 10.3 - Fourth Amendment to the York International Corporation Executive Deferred Compensation Plan, effective as of October 1, 2000

                  Exhibit 27 Financial Data Schedule (EDGAR only)

         (b)      None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned unto duly authorized.


                                        YORK INTERNATIONAL CORPORATION
                                                Registrant





Date  November 8, 2000                  /S/ C. David Myers
      ----------------                  ---------------------------------
                                        C. David Myers
                                        Corporate Vice President and
                                        Chief Financial Officer