Form 10-K
period 2000-12-31
YORK INTERNATIONAL CORP /DE/
filed 2001-03-30
CIK 842662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                                      NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                                                               ON WHICH REGISTERED
      -------------------                                                               -------------------
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

                                                             [               ]

As of March 28, 2001, there were 38,410,169 shares of the registrant's Common Stock outstanding, and the aggregate market value of the Common Stock held by non-affiliates was $1,045,716,313 based on the closing price of the Common Stock on the New York Stock Exchange Composite Transactions of such date. (Only officers and directors of the registrant are assumed to be affiliates for purposes of this calculation.)

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Annual Financial Statements and Review of Operations to Stockholders for the year ended December 31, 2000 is incorporated herein by reference into Parts II and IV.

                   Exhibit Index is located on pages 25 to 29.

                         YORK INTERNATIONAL CORPORATION

                                    FORM 10-K

                          YEAR ENDED DECEMBER 31, 2000

                                      INDEX



                                     PART 1


         ITEM
         NUMBER                                                                                                  PAGE
         ------                                                                                                  ----
           1.   Business.                                                                                         1

           2.   Properties.                                                                                      14

           3.   Legal Proceedings.                                                                               15

           4.   Submission of Matters to a Vote of Security Holders.                                             15

                                     PART II

           5.   Market for Registrant's Common Equity
                 and Related Stockholder Matters.                                                                15

           6.   Selected Financial Data.                                                                         15

           7.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.                                                                      15

           7a.  Quantitative and Qualitative Disclosure about Market Risk.                                       16

           8.   Financial Statements and Supplementary Data.                                                     16

           9.   Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure.                                                                       16

                                    PART III

          10.   Directors and Executive Officers of the Registrant.                                              16

          11.   Executive Compensation.                                                                          16

          12.   Security Ownership of Certain Beneficial Owners and Management.                                  16

          13.   Certain Relationships and Related Transactions.                                                  16

                                     PART IV

          14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.                                17

PART I

ITEM 1.  BUSINESS.


GENERAL

York International Corporation (the Company) is a full-line, global designer and manufacturer of heating, ventilating, air conditioning and refrigeration (HVAC&R) products. The Company believes it is the third largest manufacturer and marketer of such products in the United States and one of the leading companies in the HVAC&R industry internationally. The Company's air conditioning systems range from a one ton* unit for a small residence to the 59,000 ton system installed in the New York World Trade Center. In 2000, the Company's products were sold in over 125 countries through over 1,000 sales and distribution facilities and are in use in such diverse locations as the Kuala Lumpur City Centre in Malaysia, the British Houses of Parliament, the Tokyo World Trade Center, the Pentagon, NASA's Vehicle Assembly Building at Cape Canaveral, NASA's Johnson Space Center, the Los Angeles International Airport, the Jeddah Airport, the Overseas Union Bank Centre in Singapore, the Sydney Opera House, the Atlantic City Convention Center, the English Channel Eurotunnel, the Hong Kong Convention and Exhibition Centre and the Lantau Airport Railway in Hong Kong.

The Company was founded in 1874 in York, Pennsylvania. From 1956 until 1986 the Company was a part of Borg-Warner Corporation (Borg-Warner). In 1986, it was spun off to Borg-Warner shareholders and became an independent, publicly held company. In 1988, the Company was purchased in a leveraged buyout by a corporation organized by affiliates of Citicorp Investments, Inc. (CII) and two investors. In October 1991, the Company completed an initial public offering of its Common Stock, and in 1992, CII and the other non-management investors sold their remaining shares in a public offering. In 1999, the Company expanded its refrigeration business by acquiring all of the outstanding capital stock of Sabroe A/S, a Danish company. This acquisition established the York Refrigeration Group as the world leader in supplying industrial refrigeration systems and products.

Headquartered in York, Pennsylvania, the Company has manufacturing facilities in 12 states and 13 foreign countries. As of December 31, 2000, the Company employed approximately 24,600 people worldwide.

Unless the context otherwise requires, the terms "Company" and "York" refer to the Company and its consolidated subsidiaries. The Company's principal executive offices are located at 631 South Richland Avenue, York, Pennsylvania 17403, and its telephone number is (717) 771-7890.

STRATEGY

The Company's strategy is to focus on the global air conditioning and refrigeration equipment markets, refrigeration contracting, and the worldwide service, repair and replacement markets. The Company has grown, and expects to continue to grow, through expansion of its current service business, product development, acquisition of businesses, establishment of joint ventures and licensing of technology in the HVAC&R industry.

The Company intends to continue its strategy of increasing its market share by developing its product range to offer a complete line of environmentally acceptable and energy efficient products. The Company seeks to take advantage of regulatory changes by developing products that comply with tightening environmental and energy efficiency requirements and regulations before they become effective. The Company has implemented its environmental strategy by developing



--------
* The cooling capacity of air conditioning units is measured in tons. One ton of cooling capacity is equivalent to 12,000 BTUs and is generally adequate to air condition approximately 500 square feet of residential space.

product lines that utilize its screw, centrifugal, reciprocating, hermetic, scroll and inertia compressor technology employing HCFC-123, HCFC-22, R-407C, R-410A, R-404A, R-507, R-717 (ammonia) and HFC-134a as a refrigerant. The screw and centrifugal compressors utilize designs which separate the refrigerant from the motor housing. See Environmental Matters discussion below. The Company has increased the overall efficiency of its product offerings by employing internally developed advanced heat transfer and compressor technology and introducing large air conditioning systems that utilize advanced thermal storage and absorption technologies.

The Company is also seeking to expand into new markets. The Company intends to expand sales of its equipment throughout the international markets by enhancing its product lines and expanding its distribution capabilities. In addition, the Company intends to strategically expand its service business internationally.

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

PRODUCTS AND MARKETS

All of the Company's products are in the heating, ventilating, air conditioning and refrigeration (HVAC&R) industry, and the Company operates solely in this industry. Within HVAC&R, the Company's products fall into four general categories. Engineered Systems produces heating, air conditioning and thermal storage equipment designed for commercial applications in retail stores, office buildings, shopping malls, manufacturing facilities, hospitals, universities, airports and marine vessels. York Refrigeration produces commercial and industrial refrigeration applications and gas compression equipment designed for the food, beverage, chemical and petrochemical processing industries as well as marine applications. Unitary Products produces heating and air conditioning solutions designed for use in residential and light commercial applications. Bristol Compressors manufactures reciprocating and scroll compressors for original equipment manufacturers and for sale by wholesale distributors. The Company's engineered systems products and refrigeration and gas compression equipment are designed specifically for the customer's needs and applications.


The following table sets forth net sales by product and geographic market:
(in thousands)


                                                                   2000             1999              1998
                                                                   ----             ----              ----
Engineered Systems Group                                     $1,541,664       $1,447,461        $1,396,799
York Refrigeration Group                                      1,018,179          918,059           476,804
Unitary Products Group                                        1,011,405        1,115,664         1,072,045
Bristol Compressors                                             525,716          581,836           531,764
Eliminations                                                   (199,561)        (185,991)         (177,397)
                                                             ----------       ----------       -----------
         Total net sales                                     $3,897,403       $3,877,029        $3,300,015
                                                             ==========       ==========       ===========

U.S.                                                                48%              52%               58%
International                                                       52%              48%               42%
                                                                    --               --                --
                                                                   100%             100%              100%
                                                                   ===              ===               ===


Additional financial information about the Company's operating segments and foreign and domestic operations and export sales is incorporated herein by reference to Note 17 on pages 27 to 30 of the Annual Financial Statements and Review of Operations.

ENGINEERED SYSTEMS GROUP. The Company's Engineered Systems Group (ESG) produces and sells heating and air conditioning solutions for both new construction and replacement for the full range of commercial building types worldwide. Engineered Systems commercial air conditioning products include air-cooled and water-cooled chillers, air handling equipment including indoor and outdoor units, variable air volume units, underfloor air distribution systems and large packaged rooftop units. Additionally, ESG offers controls to monitor and control individual components or the entire heating, ventilating and air conditioning
(HVAC) system. ESG, through its world-wide service organization also provides a complete range of maintenance and repair services for its equipment. The Engineered Systems Group is currently the major supplier of water chillers to the U.S. Navy for both surface vessels and submarines. ESG also supplies specially designed chilled water systems for use on other naval and commercial marine vessels. ESG is also the world leader in the design, manufacturing and selling of snow making equipment.

ESG offers what is probably the broadest range of water chilling products in the HVAC industry driven with electricity, gas and steam utilizing centrifugal, screw, scroll and reciprocating compressors as well as offering absorption units. Current products utilize HCFC and HFC refrigerants, which meet the requirements of applicable international environmental protocols. Current product development efforts emphasize improving "real world" energy efficiency, achieving higher environmental standards and reducing operating noise levels. Air handling equipment covers all the traditional applications as well as offering the industry's most advanced underfloor air distribution system, FlexSys. Air handling equipment product development efforts increasingly focus on improving indoor air quality, promoting energy efficiency and lowering operating noise levels. All products make use of the latest controls technology to enhance all areas of performance.

The global commercial HVAC market is driven by new construction and replacement sales in almost equal proportions. Commercial construction tends to move in the general direction of the economies of the world. Replacements are strongest in those areas of the world where the installed base of equipment is largest, such as North America. Replacement sales are driven by the age of the equipment, the trade off economics of repair versus replacement, and the likelihood of increased energy efficiency and greater environmental acceptability of replacing old with new equipment.

The Company's Engineered Systems products are principally manufactured in York, Pennsylvania; Albany, Missouri; Hattiesburg, Mississippi; Portland, Oregon; San Antonio, Texas; Basildon, England; Barlassina, Italy; Nantes, France; Asquith, Australia; Wuxi, China; Guanghzou, China; Durango, Mexico; and Monterrey, Mexico. Announced facility rationalization plans include the elimination of the facilities in Asquith and Portland. Many of the components of the Company's engineered products, such as motors, control elements and castings, are purchased from outside suppliers. The other components are custom manufactured by the Company. Using these components and based upon specific design specifications, the engineered products are machined, assembled, tested and shipped from the above locations.

ESG products are distributed globally through a combination of York sales and service offices, sales agents, and independent distributors. Internationally, the Engineered Systems products and services are sold in conjunction with other York business groups. See Non-U.S. Distribution discussion below. York sales engineers operating out of the York sales and service offices around the world account for approximately 75% of all ESG equipment sales with the remaining portion coming from sales agents and independent distributors. In addition to new equipment sales, "aftermarket" products and services represent a very significant portion of the ESG business. Parts are sold from all York offices as well as from major Regional Distribution Centers in Baltimore, Maryland; Miami, Florida; Singapore, Hong Kong; Shanghai, China; Dubai, U.A.E.; and Basildon, England. Repair, maintenance and start up services are provided globally through York owned operations by York employed technicians. York provides maintenance and repair services for both York and non-York equipment, although the majority of the work is performed on York equipment. The aftermarket is a key growth opportunity, and, therefore, strategic objective for ESG. The market, unlike equipment, is highly fragmented with regard to market share. There is also a major potential outside of North America as the installed base grows and ages. The extensive ESG service experience in North America provides an excellent template for expansion of the business globally. During the year 2000, York, through acquisition, added United Mechanical and Supremeair to augment its ESG Service Business in the U.S. and South Africa respectively.

The Company markets its Engineered Systems chiller products under the "York" brand name and markets air handling equipment under the "YORK", "MILLER-PICKING", "TEMPMASTER", and "PACE" brands. Service is marketed under the "YORK" and "NATKIN" brands. Parts are marketed under the "YORK" and "SOURCE 1" brands.

All of the markets in which the Company's Engineered Systems Group participates are very competitive. Engineered systems products compete on the basis of product design, reliability, quality, price, efficiency, acoustics and post-installation service. Architects and engineers play an important part in determining which manufacturer's products will be specified and ultimately used in an application. In the domestic market, the Company competes primarily with two large worldwide manufacturers, Carrier - a United Technologies Corporation company (Carrier) and Trane Company, a division of American Standard Companies Inc. (Trane). In the international market, the Company competes primarily with Carrier, Trane, local manufacturers in Europe, and a number of Japanese manufacturers.

YORK REFRIGERATION GROUP. The Company's York Refrigeration Group develops, contracts, manufactures, integrates and distributes products and systems globally for the marine, industrial and commercial refrigeration market. York Refrigeration produces screw and reciprocating compressors, condensers, evaporators, heat exchangers, industrial and marine chillers, plate freezers, ice makers, process refrigeration systems, air handling and ventilating equipment, gas compression systems, automated plant control systems and advanced control systems for refrigerated containers.

Screw and reciprocating compressors enable the Company to produce highly reliable, refrigeration systems required for commercial and industrial applications in the food, beverage, chemical and petroleum industries as well as marine applications. The Company's refrigeration and gas compression equipment is engineered and manufactured to customer specifications. York Refrigeration integrates screw and reciprocating compressors with other components to offer customers the optimal solution and value for their specific application considering cost, energy efficiency, reliability, space and environmental requirements.

Refrigeration systems are essential in the textile, electronics, pharmaceutical and petrochemical industries. Food, beverage, marine and process cooling operations use refrigeration systems both in chilling and product freezing for maintaining these products in warehouses, distribution centers and retail outlets. York Refrigeration systems are also in use in sporting venues.

The Company markets its refrigeration and gas compression equipment under the "YORK", "SABROE", "FRICK", "NOVENCO", "RETECH", "FRIGID COIL", "IMECO", "ACUAire", "GRAM REFRIGERATION", "SAMIFI" and "YORK BONUS" brands. The products are sold by the Company's sales engineers located in 14 offices and a national network of more than 50 independent agents in the United States as well as company owned sales offices, independent distributors, agents and one licensee elsewhere in the world. In addition, the Company believes that developing countries offer opportunities for increasing sales of refrigeration equipment. See Non-U.S. Distribution below for additional discussion on non-U.S. markets.

Refrigeration equipment is manufactured at Company-owned facilities in Dixon, Illinois; Polo, Illinois; Waynesboro, Pennsylvania; San Antonio, Texas; Sao Paulo, Brazil; Carquefou, France; Aarhus, Naestved, and Hornslet, Denmark; and at leased facilities in Santa Fe Springs, California and Milan, Italy.

All of the markets in which York Refrigeration does business are very competitive. Refrigeration manufacturers compete on the basis of product design, reliability, quality and price. In the market for refrigeration equipment, the Company competes primarily with FES, GEA-Grasso, Evapco, Krack Corp. and Mycom.

UNITARY PRODUCTS GROUP. The Company's Unitary Products Group (UPG) produces and sells residential and light commercial heating and air conditioning solutions. These include ducted central air conditioning and heating systems (air conditioners, heat pumps and furnaces), and light commercial heating and cooling equipment.

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

UPG markets its products under the "YORK", "LUXAIRE"' "FRASER-JOHNSON", "COLEMAN", "WINCHESTER", "GUARDIAN", and "AIRPRO" brands. Service parts are sold under the "SOURCE 1" brand. A licensing agreement with the Sunbeam Corporation, signed in 1999, gives York the exclusive right to distribute residential HVAC products in North America under the well-known "Coleman" brand. "YORK" is the Company's full line brand, which is sold through Company-owned distribution centers and exclusive independent distributors throughout the world. The "YORK" brand is sold with a high level of customer service and sales support. The Company's other brands are sold through more than 200 non-exclusive distributors primarily for resale to contractors. The Company also sells unitary products directly to the manufactured housing industry in North America on an original equipment manufacturer basis. Internationally, the Unitary Product Group products are sold in conjunction with other York business groups. See Non-U.S. Distribution discussion below.

In 1998, the Company purchased the remaining 15% of its joint venture, Aeromaster, and formed the 100% owned company York Industrial (Thailand) Co., Ltd. (York Industrial Thailand). York Industrial Thailand is a mini-split manufacturer in Bangkok, Thailand. The mini-split market represents a significant portion of the unitary business in the Asia Pacific Region, and York Industrial Thailand enables York to compete in this market with a product manufactured within the Region. York Industrial Thailand supplies mini-split products to York offices located around the world.

Sales of Unitary products include both new installations and replacement systems. The Company estimates that more than half of its Unitary products revenues in North America are attributable to the replacement market. The replacement market is not affected by levels of new home construction the therefore tends to be less cyclical. The replacement market is significantly affected by ambient temperature. Hot weather in the spring season causes existing older units to fail earlier in the season, leading customers to accelerate replacement of a unit which might otherwise be deferred in the case of a late season failure.

Unitary and light commercial products are manufactured principally in plants located in Elyria, Ohio; Norman, Oklahoma; Wichita, Kansas; Barlassina, Italy; Montevideo, Uruguay; Asquith, Australia; Monterrey, Mexico; Bangkok, Thailand; Johannesburg, South Africa; and Guangzhou, China. Announced facility rationalization plans include the elimination of the facilities in Elyria, Asquith and Montevideo. UPG's manufacturing process relies on the purchase of certain components (including hermetic compressors, copper tube, fan motors, fan blades and control elements) from outside suppliers, and in-house fabrication of sheet metal cabinets and refrigerant coils. The various unitary products are then assembled and tested before shipment.

All of the markets in which UPG does business are very competitive. Unitary product manufacturers compete on the basis of price, reliability, delivery, efficiency, acoustics and maximum market coverage. Price competition and maximum market coverage are of particular importance in the residential product lines as there is often relatively little perceived differentiation. In the domestic market, the Company competes with three large worldwide manufacturers, Carrier, Trane and Lennox, in addition to numerous national manufacturers such as Goodman, Rheem and Nordyne. In the international market, the Company competes primarily with Carrier, Trane, Lennox and several Asian manufacturers, including Hitachi, LG, Matsushita, Mitsubishi Electric, Samsung and Toshiba.

BRISTOL COMPRESSORS. Bristol Compressors (Bristol) manufactures reciprocating and scroll compressors for original equipment manufacturers and for sale by wholesale distributors.

A compressor is an integral part of an air conditioning system. The Company's unitary products use compressors manufactured by Bristol as well as those purchased from other vendors. Approximately 80% of Bristol revenues are attributable to sales of products to other air conditioning equipment manufacturers or wholesale distributors.

The Company markets its Bristol products under the "BRISTOL" brand. Internationally, Bristol products are sold in conjunction with other York business groups. See Non-U.S. Distribution section below for additional discussion on non-U.S. markets. Sales of Bristol products are directly correlated to the factors affecting demand for Unitary Products discussed previously in the UPG segment section.

Bristol markets an INERTIA reciprocating compressor that directly competes against other technologies in meeting high efficiency requirements. Currently, successors to the INERTIA compressor are being produced with lower applied cost to the customer with equivalent performance. Bristol has also developed a new compressor design known as TS(TM) Technology. These new compressors provide higher system efficiencies, greater reliability and increased comfort. Scroll Technologies, a joint venture to design and manufacture scroll compressors, continues to upgrade the scroll compressor technology and performance.

Bristol compressors are manufactured at the Company's factories in Bristol, Virginia and Sparta, North Carolina, and by Scroll Technologies in Arkadelphia, Arkansas. As with other Company products, Bristol compressors are assembled using purchased parts (including motors, castings, forgings and electronic components) as well as parts manufactured by the Company.

Bristol competes directly with two United States manufacturers, Copeland Corporation, a subsidiary of Emerson Electric Ind., and Tecumseh, a division of Tecumseh Corporation.

RAW MATERIALS AND PURCHASED COMPONENTS

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

The Company's European region, with headquarters in Basildon, England and Aarhus, Denmark, markets its products and services through offices located in Austria, Belgium, Bulgaria, the Czech Republic, Denmark, England, Finland, France, Germany, Greece, Hungary, Italy, Ireland, Latvia, the Netherlands, Norway, Poland, Romania, Russia, other former Commonwealth of Independent States countries, Scotland, Slovakia, Spain, Sweden, Switzerland and the Ukraine. The Company also considers markets in parts of Africa as part of the European region.

The Company's Asian region, headquartered in Hong Kong (China), markets its products and services through offices located in Australia, China, Hong Kong, Indonesia, Japan, Korea, New Zealand, Philippines, Singapore, and Thailand. The Latin American region, headquartered in Miami, Florida, markets its products and services through offices located in Argentina, Brazil, Chile, Colombia, Ecuador, Mexico, Miami (USA), Peru, Puerto Rico, Uruguay and Venezuela. The Middle East region, headquartered in Dubai (U.A.E.), markets its products and services throughout the Middle East, India and parts of Eastern Africa through offices located in Abu Dhabi, Cairo, Dubai, Egypt, Indonesia, Istanbul, Karachi, Kuwait, Mumbai and New Delhi.

Products are also marketed through sales representatives and independent distributors located in the various geographic regions and through joint ventures, as listed below.

JOINT VENTURES IN U.S. AND NON-U.S. MARKETS

In addition to its wholly-owned production and distribution facilities, the Company produces, distributes and services products through its participation in several joint ventures, which are described in the following table:


                                                     Joint Venture
                                                  (Percent Owned by                   Principal
Principal Location    Joint Venture Partner            the Company)                Products/Services         Markets Served
------------------    ----------------------      ----------------------        -----------------------      --------------
Malaysia              OYL Industries             OYL-Condair Industries         Manufacture Unitary          Asia Pacific
                      BHD.                       SDN.BHD. (49%)                 and Engineered System        Middle East
                                                                                products

Malaysia              OYL Industries             York (Malaysia) Service        Sales and service of air     Malaysia
                      BHD.                       SDN.BHD. (30%)                 conditioning equipment

Peoples Republic      Guangzhou Sinro Air        York Guangzhou Air             Manufacture Unitary and      China
of China              Conditioning Mechanical    Conditioning and               Engineered Systems
                      and Electronic Equipment   Refrigeration Co. Ltd.         products
                      Company Ltd.               (97%)

Peoples Republic      Wuxi Boiler Works          York-Wuxi Air Conditioning     Manufacture Engineered       China
of China                                         and Refrigeration Co. Ltd.     Systems products
                                                 (80%)

Republic of China     Taipei Engineering         York-Taiwan, Inc.              Sales and service of air     Taiwan
(Taiwan)              Development Co.            (60%)                          conditioning equipment

Cyprus                Sabinco Ltd.               KROY  Ltd. (50%)               Sales of air conditioning    Middle East
                                                                                equipment and parts

                                                      Joint Venture
                                                    (Percent Owned by                 Principal
Principal Location    Joint Venture Partner            the Company)                Products/Services         Markets Served
------------------    ----------------------      ----------------------        -----------------------      --------------
Saudi Arabia          Al Salem United            Al Salem-York Services         Service and repair of        Saudi Arabia
                      Contracting Co.            Ltd. (49%)                     air conditioning
                                                                                equipment

Spain                 Compania Roca              Clima Roca-York S.L.           Manufacture Unitary          Spain
                      Radiadores S.A.            (50%)                          products

U.S.                  Carrier Corporation        Scroll Technologies            Manufacture scroll           U.S.
                                                 (50%)                          compressors

Finland               OY Huurre Group AB         Sabroe Finland Oy              Sales and service of         Finland
                                                 (50%)                          refrigeration products

Hungary               Individual Hungarian       Rotor Kalteanlagen GmbH        Sales and service of         Hungary
                      shareholder                (50%)                          refrigeration products

South Africa          Spoormakers &              Shared Energy Management       Energy management            South Africa
                      Partners Inc.              (Pty) Ltd (50%)                services

Denmark               Three Danish               Jernst0beriet Dania A/S        Castings                     Europe
                      pension funds              (40%)

Japan (Flakt)         Nissin Refrigeration &     Stal Nissin Corp.              Sales and service of         Japan
                      Engineering Ltd.           (50%)                          refrigeration products

Japan (Novenco)       Individual Japanese        Novenco Nippon Ltd             Sales and service of         Japan
                      shareholder                (50%)                          air handling equipment

Korea                 Individual Korean          Hi-Pres Korea Co. Ltd          Sales and service of         Korea
                      shareholder                (20%)                          air handling equipment

Malaysia              Kumpulan Nametech          Airvenco Sdn. Bhd. (21%)       Sales and service of         Malaysia
                      Sdn. Bhd.                                                 air handling equipment

Morocco               IFU A/S, Denmark           Tabrid Sabroe Maghreb S.A.     Sales and service of         North Africa
                      Individual Moroccan        (20%)                          refrigeration products
                      shareholder

USA (Sabroe Inc)      Individual U.S.            York Refrigeration Marine      Sales and service of         North America
                      shareholder                U.S. Inc. (50%)                refrigeration products

Colombia              Paramo Industria de        Sabroe de Colombia Ltda        Sales and service of         Latin America
                      Refrigeracion Ltda.        (60%)                          refrigeration products
                      Industria de Engenieria
                      e Refrigeracion S.A.

Uruguay               Madef S.A.                 Idalko S.A.                    Sales and service of         Latin America
                                                 (75%)                          refrigeration products


Dividends received by the Company from affiliates were $4.8 million in 2000, $1.0 million in 1999 and $0.5 million in 1998. Total Company investments in affiliates were $24.9 million, $25.4 million and $20.1 million at December 31, 2000, 1999 and 1998, respectively. Total sales by the Company to affiliates are less than 1% of the Company's total revenues.

MAJOR CUSTOMERS

During 2000, no customer, distributor, dealer or licensee accounted for more than 10% of the Company's revenues. The loss of a few customers, distributors, dealers or licensees would not have a materially adverse effect on the Company's business.

BACKLOG

The following table sets forth backlog by business segment:
(in thousands)


                                                                                    2000              1999
                                                                                    ----              ----
Engineered Systems Group                                                    $    496,074      $    445,023
Refrigeration Products Group                                                     357,065           428,641
Unitary Products Group                                                            71,419            97,908
Bristol Compressors                                                               93,906            93,524
                                                                             -----------       -----------
         Total backlog                                                      $  1,018,464      $  1,065,096
                                                                               =========         =========


Substantially all orders are expected to be fulfilled within the next 12 months.

GOVERNMENT CONTRACTS

On an ongoing basis about 1% of the Company's sales were related to United States Government contracts. These contracts are mainly for the U.S. Navy and are for both research and development and for equipment. Contracts vary in duration from one to several years. If these contracts were to be terminated, the Company would be entitled to reimbursement of costs incurred and to a payment of a reasonable allowance for profit on work actually performed.

RESEARCH AND DEVELOPMENT

The Company's product development activities include ongoing research and development programs to redesign existing products to reduce manufacturing costs and to increase product efficiencies, developing electronic controls for current product offerings and creating a wide range of new products. During the years 2000, 1999 and 1998, the Company spent $46.9 million, $41.0 million and $31.2 million, respectively, for all product development activities.

The Engineered Systems Group maintains a very active ongoing product development program spanning all areas of its product offering. Major emphasis continues to be placed on improving "real world" energy efficiency, lowering operating noise levels, improving indoor air quality, and developing equipment and systems controls that improve all areas of performance. Product development efforts also seek to utilize the most environmentally friendly refrigerant solutions compatible with regulatory requirements and market needs.

During the past year ESG completed the introduction of several new and improved products. The "ECO2" line of air-cooled packaged chillers and condensing units from 85 to 400 tons was introduced. The product line offers increased energy efficiency and uses the environmentally friendly refrigerant HFC-407C. Much of the air handling unit line, including the CurbPak outdoor AHU and the CS2000 small indoor AHU, was redesigned for improved performance and cost reduction. The "FlexSys" line of underfloor air distribution units was further developed and expanded. FlexSys provides the benefit of improved personal comfort while making office AC reconfiguration easy and cost effective. The factory packaged "OptiView" graphic display panel featured on large centrifugal chillers was extended to include screw chillers. Optiview provides state-of-the-art touch pad and visual control of the entire chiller operation.

During 2001, in keeping with its ongoing efforts at improving product energy efficiency and expanding the use of more environmentally friendly refrigerants, ESG plans to launch a number of new products. These include new centrifugal and screw chiller models in various ranges using HFC refrigerants, a new line of system controls to be offered as factory packaged controls for air handling units, for remote monitoring of chillers and as stand-alone Building Automation Systems, and "ECO2" packaged rooftop units in the 50-95 ton range featuring an HFC-407C option. The "ECO2" packaged rooftop units will be the Company's first product offering in this major industry market segment.

The York Refrigeration Group launched a comprehensive range of new products in 2000 including a series of R410a-based industrial chillers, a second generation of mid-range screw compressor packages, a standard range of variable speed drive screw compressor packages, new ice rink chillers and new microprocessor-based plant and compressor control systems. York Refrigeration is currently developing a series of new screw compressors for the food and beverage markets, a series of semihermetic screw compressors for York International's water chiller program, a series of low pressure screw compressors for the gas compression industry, a new compressor control unit and a common platform for the contracting unit's plant control systems. Furthermore, a new global screw compressor project will result in one common screw compressor range and reduce the number of models from 54 to
21. York Refrigeration research and development is focused on the core competencies within compression and controls technology, thermodynamics and manufacturing technology as well as application development. These technologies are the basis for optimization, cost reductions and price performance as well as developing new and enhanced product introductions.

The Unitary Products Group continues to redesign its product line for lower sound ratings and greater efficiency on its higher tiered premium product line, and manufacturing cost effectiveness on its entry level value offering. The new Predator commercial rooftop line leads the industry in efficiency and feature set value. The Stealth series residential air conditioner, utilizing Twin Single
(TS) compressor technology is an industry first. A new cost reduced air conditioner line will allow UPG to compete in the value segment of the residential new construction market. An entirely new gas furnace, designed specifically for the manufactured housing market will make the Coleman brand of MH furnaces an industry leader.

Bristol has developed a new breakthrough compressor design, TS Technology, providing higher system efficiencies, greater reliability and increased comfort. Scroll compressor technology and capability are continuing to expand through the joint venture, Scroll Technology.

EMPLOYEES

As of December 31, 2000, the Company employed approximately 24,600 persons worldwide. Approximately 12,000 persons are employed in the United States and 12,600 persons are employed in foreign countries. Approximately 3,240 domestic employees are covered by collective bargaining agreements which expire between June 2001 and January 2004. The Company considers its relations with its employees to be satisfactory.

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

In September 1987, the United States became a signatory to an international agreement titled the Montreal Protocol on Substances that Deplete the Ozone Layer (the Montreal Protocol). The Montreal Protocol requires its signatories to reduce production and consumption of CFCs and Halons, some of which are utilized in air conditioning and refrigeration equipment. In 1988, the EPA issued regulations under the Clean Air Act implementing the Montreal Protocol in the United States. Many other countries have also become signatories to the Montreal Protocol. The manner in which these countries implement the Montreal Protocol and regulate CFCs could differ from the approach taken in the United States.

The Clean Air Act allows the EPA to accelerate the statutory phase-out schedule for any Class I (CFC) or Class II (HCFC) substance. In November 1992, the parties to the Montreal Protocol agreed to amend the Protocol to require the complete phase-out of CFC production by the beginning of 1996. Further, the parties agreed to a 1996 production cap on HCFCs and a complete phase-out of HCFC production by 2030. The EPA published a final rule requiring accelerated phase-out of the production of all CFCs by 1996 and of all HCFCs by 2030.

None of the Company's manufactured products contains Class I substances. Class I substances previously used by the Company have been substituted for by Class II substances or substances that are currently unregulated. The Company does, however, believe that revenues from servicing and repairing existing equipment that uses Class I substances are and will be significant. These activities are regulated by the EPA which imposes guidelines affecting service and maintenance of equipment that use Class I and Class II substances. The Company trains and licenses its service technicians in service and maintenance procedures that comply with the new regulations. Therefore, the Company believes that the new regulations will not have a material adverse effect on its operations. The phase-out of Class I substances will require modifications to existing air conditioning equipment as availability of recycled Class I substances decreases. Since the Company's technology enables it to modify existing equipment for use with Class II substances, it believes that this will continue to generate additional service revenues. While the Company expects to derive substantial revenue from the sale of products utilizing Class II substances, it is not expected that any phase-out will have a significant impact on the sales of such products since new products that use unregulated refrigerants such as HFC's are now becoming readily available. Nonetheless, as the supply of virgin and recycled Class II substances falls, it will be necessary to address the need to substitute permitted substances for Class II substances.

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

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

         NAME                 AGE                       POSITION
         ----                 ---                       --------
Michael R. Young              56                        President and Chief Executive Officer

Ole Andersen                  60                        Vice President and President of Refrigeration Products Group

Wayne J. Kennedy              58                        Vice President and President of Bristol Compressors

Peter C. Spellar              56                        Vice President and President of Engineered Systems Group

Dale L. Bennett               62                        Vice President, Human Resources

Jane G. Davis                 51                        Vice President, Secretary and General Counsel

C. David Myers                37                        Vice President and Chief Financial Officer

James P. Corcoran             55                        Vice President and Treasurer

David R. Heck                 46                        Controller


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

Mr. Myers has been Vice President and Chief Financial Officer of the Company since February 2000. Prior thereto, he was Vice President Finance, Engineered Systems Group from 1998 to February 2000, Corporate Controller from 1995 to 1998, Director of Finance for the Airside Products Group from 1994 to 1995, and Director of Financial Planning and Controls in 1994. Prior to joining the Company, he was with KPMG LLP from 1986 to 1994.

Mr. Corcoran has been Vice President and Treasurer of the Company since March 2001. Prior thereto, he was Treasurer of the Company from 1992 to 2001. Prior to joining the Company, he was Treasurer of Griffith Laboratories from 1990 to 1992, Treasurer of AM International from 1987 to 1990 and Director, Treasury Operations of Borg-Warner Corporation from 1977 to 1987.

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

ITEM 2.  PROPERTIES.

The Company's principal offices are located in York, Pennsylvania on an approximately 71 acre site owned by the Company. The following table lists the principal manufacturing facilities owned by the Company:

                                                                                              APPROXIMATE
LOCATION                             PRIMARY PRODUCTS                                    ENCLOSED AREA (SQ. FT.)
--------                             ----------------                                    ----------------------
York, PA                            Engineered products                                          1,500,000
Wichita, KS                         Unitary products                                               835,000
Bristol, VA                         Bristol products (hermetic compressors)                        700,000
Elyria, OH                          Unitary products                                               636,000*
Norman, OK                          Unitary products                                               539,000
Waynesboro, PA                      Refrigeration products and compressors                         459,000
Naestved, Denmark                   Refrigeration air handling products                            340,000
Aarhus, Denmark                     Refrigeration products and compressors                         326,000
Basildon, England                   Engineered products                                            254,000
San Antonio, TX                     Refrigeration and Engineered products                          228,000
Sparta, NC                          Bristol products (hermetic compressors)                        180,000
Sao Paulo, Brazil                   Refrigeration products and compressors                         123,000
Bangkok, Thailand                   Unitary products                                               123,000
Guangzhou, China                    Engineered products, Unitary products                          115,000
Dixon, IL                           Refrigeration condensing products                               97,000
Asquith, Australia                  Engineered products, Unitary products                           96,000*
Durango, Mexico                     Engineered products                                             95,000
Monterrey, Mexico                   Engineered products, Unitary products                           92,000
Wuxi, China                         Engineered products                                             82,000
Hornslet, Denmark                   Castings for compressor production                              82,000
Polo, IL                            Refrigeration air handling products                             78,000
Montevideo, Uruguay                 Unitary products                                                53,000*
Carquefou, France                   Refrigeration products                                          32,000


At the York, Pennsylvania location, approximately 175,000 square feet of facilities are leased to tenants and approximately 400,000 square feet are currently used by the Company as storage and are available for expansion. The Company also leases for its own use a 360,000 square foot manufacturing facility in Barlassina, Italy, a 163,000 square foot facility in Albany, Missouri, a 200,000 square foot facility in Portland, Oregon*, a 160,000 square foot manufacturing facility in York, Pennsylvania, a 109,000 square foot manufacturing facility in Johannesburg, South Africa, an 84,000 square foot manufacturing facility in Hattiesburg, Mississippi, an 82,000 square foot manufacturing facility in Santa Fe Springs, California, a 40,000 square foot manufacturing facility in Milan, Italy and a 34,000 square foot manufacturing facility in Nantes, France.

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

*Indicates announced facility rationalization with closure pending

ITEM 3.  LEGAL PROCEEDINGS.

The Company is a party to lawsuits arising in the ordinary course of business. The Company believes that no pending lawsuit will result in any material adverse effect to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the Company's security holders during the fourth quarter of 2000.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock trades on the New York Stock Exchange under the symbol "YRK". On March 28, 2001, the Company had 5,326 holders of record of its common stock.

TRADING AND DIVIDEND INFORMATION

                                                                                                 DIVIDENDS
                                                                         HIGH           LOW       DECLARED
                                                                         ----           ---       --------
     2000
     ----
     Fourth quarter                                                   $ 30  7/8      $ 22  7/8      $  .15
     Third quarter                                                      29  7/16       19              .15
     Second quarter                                                     29  1/8        21  1/8         .15
     First quarter                                                      27  13/16      18  1/8         .15


     1999
     ----
     Fourth quarter                                                   $ 28  1/4      $ 21           $  .15
     Third quarter                                                      47  1/2        35  1/4         .15
     Second quarter                                                     43  3/8        34  3/8         .15
     First quarter                                                      41  5/8        33  5/8         .15


The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as the Company's profitability, financial condition, cash requirements and future prospects and limitations imposed by the Amended Credit Agreement and the Revolving Credit Agreement.

ITEM 6.  SELECTED FINANCIAL DATA.

Information contained under the caption "Five Year Summary of Selected Financial Data" on page 2 of the Annual Financial Statements and Review of Operations is incorporated herein by reference in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3-9 of the Annual Financial Statements and Review of Operations is incorporated herein by reference in response to this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations, Market Risk," on pages 8-9 of the Annual Financial Statements and Review of Operations is incorporated herein by reference in response to this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements for York International Corporation and Subsidiaries are contained on pages 11 to 31 of the Annual Financial Statements and Review of Operations and Summary of Quarterly Results (unaudited) are contained on page 32 of the Annual Financial Statements and Review of Operations and are incorporated herein by reference in response to this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information contained under the caption "Election of Directors" in the Registrant's definitive 2001 Proxy Statement is incorporated herein by reference in response to this item. See Item 1 above for information concerning executive officers.

ITEM 11.  EXECUTIVE COMPENSATION.

Information contained under the caption "Executive Compensation" in the Registrant's definitive 2001 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information contained under the captions "Election of Directors" and "Ownership of Common Stock" in the Registrant's definitive 2001 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Capital Guardian Trust Company, an affiliate of Capital Research and Management Company and Capital Group International, Inc., each of which holds more than 5% of the Company's stock, manages portions of the Company's pension plan assets. Fidelity Management Trust Company, an affiliate of FMR Corporation, which holds more than 5% of the Company's stock, provides trust services and investment vehicles for the Company's 401(k) Plan. The agreements for these services were entered into on an arm's-length basis.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a)(1) The following financial statements of York International Corporation and subsidiaries are incorporated herein by reference to pages 11 to 31 of the Annual Financial Statements and Review of Operations:

            Consolidated Balance Sheets - as of December 31, 2000 and 1999 Consolidated Statements of Operations - years ended December 31, 2000, 1999, and 1998
            Consolidated Statements of Comprehensive Income - years ended December 31, 2000, 1999 and 1998
            Consolidated Statements of Cash Flows - years ended December 31, 2000, 1999 and 1998
            Consolidated Statements of Stockholders' Equity - years ended December 31, 2000, 1999 and 1998
            Notes to Consolidated Financial Statements


      (2) The following financial statement schedule for York International Corporation and subsidiaries is included herein:

            VIII Valuation and Qualifying Accounts - years ended December 31, 2000, 1999 and 1998;
            (Page 24 of Form 10-K)

            All other schedules are omitted as they are not applicable.

            Independent Auditors' Report Covering Financial Statement Schedule; (Page 23 of Form 10-K)

      (3) The exhibits filed in response to Item 601 of Regulation S-K are as follows:

EXHIBIT
NUMBER

       3.1 Amended and Restated Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3, File No. 33-91292, filed on June 7, 1995)

       3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated May 3, 1996 (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-10863)

       3.3 By-Laws of Registrant, restated as of December 17, 1996 (Incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-10863)

       4.1 Receivables Sale Agreement dated as of March 26, 1997, by and among the Registrant, as seller and collection agent, Asset Securitization Cooperative Corporation, as purchaser, and Canadian Imperial Bank of Commerce, as servicing agent along with the supporting exhibits (Incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 1-10863)

       4.2 SECOND AMENDMENT TO AMENDED AND RESTATED RECEIVABLES SALE AGREEMENT, among the Registrant, as seller and collection agent, Asset Securitization Cooperative Corporation, as purchaser, and Canadian Imperial Bank of Commerce, as servicing agent. (Incorporated by reference to Exhibit 4.1 to Registrant's Form 10-Q for the quarter ended September 30, 1999, File No. 1-10863)

       4.3 THIRD AMENDMENT TO AMENDED AND RESTATED RECEIVABLES SALE AGREEMENT, among the Registrant, as seller and collection agent, Asset Securitization Cooperative Corporation, as purchaser, Canadian Imperial Bank of Commerce, as servicing agent (Incorporated by reference to Exhibit 4.2 to Registrant's Form 10-Q for the quarter ended September 30, 1999, File No. 1-10863)

       4.4 Indenture dated as of March 1, 1993 between the Registrant and Morgan Guaranty Trust Company of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement filed on Form S-3, File No. 33-57178, filed on January 19, 1993)

       4.5 Indenture effective as of June 1, 1998 between the Registrant and State Street Bank and Trust Company, a Massachusetts chartered trust company, as Trustee (Incorporated by reference to Exhibit 4 to the Registrant's Form 8-K, File No. 1-10863, filed on May 28,
              1998)

       4.6 Amended and Restated Credit Agreement, dated as of July 21, 1995 among the Registrant, the several banks and the other financial institutions from time to time parties to the Agreement and Canadian Imperial Bank of Commerce, acting through its New York Agency, as Agent (Incorporated by reference to Exhibit 10.17 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-10863)

       4.7 First Amendment dated as of May 28, 1997 to the Amended and Restated Credit Agreement among the Registrant, the several banks and the other financial institutions from time to time parties thereto and Canadian Imperial Bank of Commerce, acting through its New York Agency, as agent for the Banks along with supporting exhibits (Incorporated by reference to Exhibit 4.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-10863)

       4.8 SECOND AMENDMENT, dated as of June 3, 1999, to the Amended and Restated Credit Agreement among YORK INTERNATIONAL CORPORATION, the several banks and other financial institutions from time to time parties thereto and CANADIAN IMPERIAL BANK OF COMMERCE, acting through its New York Agency, as agent for the Banks thereunder. (Incorporated by reference to Exhibit 4.1 to Registrant's Form 10-Q for the quarter ended June 30, 1999, File No. 1-10863)

       4.9 364-DAY REVOLVING CREDIT AGREEMENT, dated as of June 3, 1999, among York International Corporation, the several banks and other financial institutions from time to time parties to this Agreement and Canadian Imperial Bank of Commerce, acting through its New York Agency as administrative agent for the Banks hereunder. (Incorporated by reference to Exhibit 4.2 to Registrant's Form 10-Q for the quarter ended June 30, 1999, File No. 1-10863)

       4.10 First Amendment, dated as of June 1, 2000, to the 364-Day Revolving Credit Agreement among YORK INTERNATIONAL CORPORATION, the several banks and other financial institutions from time to time parties thereto and CANADIAN IMPERIAL BANK OF COMMERCE, acting through its New York Agency, as agent for the Banks thereunder. (Incorporated by references to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-10863)

       4.11 Third Amendment, dated as of June 1, 2000, to the Amended and Restated Credit Agreement among YORK INTERNATIONAL CORPORATION, the several banks and other financial institutions from time to time parties thereto and CANADIAN IMPRERIAL BANK OF COMMERCE, acting through its New York Agency, as agent for the Banks thereunder. (Incorporated by references to Exhibit 4.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-10863)

       4.12 Second Amendment, dated as of October 4, 2000, to the 364-Day Revolving Credit Agreement, among YORK INTERNATIONAL CORPORATION, the several banks and other financial institutions from time to time parties thereto and CANADIAN IMPERIAL BANK OF COMMERCE, acting through its New York Agency, as administrative agent for the Banks thereunder. (Incorporated by reference to Exhibit 4.1 to Registrant's Form 10-Q for the quarter ended September 30, 2000, File No. 1-10863)

       4.13 Fourth Amendment, dated as of October 4, 2000, to the Amended and Restated Credit Agreement, among YORK INTERNATIONAL CORPORATION, the several banks and other financial institutions from time to time parties thereto and CANADIAN IMPERIAL BANK OF COMMERCE, acting through its New York Agency, as agent for the Banks thereunder (Incorporated by reference to Exhibit 4.2 to Registrant's Form 10-Q for the quarter ended September 30, 2000, File No. 1-10863)

       4.14 Fifth Amendment, dated as of October 20, 2000, to Amended and Restated Receivables Sale Agreement, among York International Corporation, Asset Securitization Cooperative Corporation and Canadian Imperial Bank of Commerce (Incorporated by reference to
              Exhibit 4.3 to the Registrant's Form 10-Q for the quarter ended September 30, 2000, File No. 1-10863)

      *10.1 Registrant's Amended and Restated 1992 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-Q for the quarter ended March 31, 1997, File No. 1-10863)

      *10.2 Amendment No. 1 to the York international Corporation Amended and Restated 1992 Omnibus Stock Plan, dated February 16, 1999 (Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-10863)

      *10.3 York International Corporation 1996 Incentive Compensation Plan (Amended and Restated Effective January 1, 1999) (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on form 10-Q for the quarter ended June 30, 1999, File No. 1-10863)

      *10.4 York International Corporation Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-10863)

      *10.5 York International Corporation Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-10863)

      *10.6 Form of Restricted Stock Agreement by and between Registrant and certain of its employees

              (Incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-10863)

      *10.7 York International Corporation Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-10863)

      *10.8 Second Amendment to the York International Corporation Executive Deferred Compensation Plan, dated as of December 17, 1996 (Incorporated by reference to Exhibit 3.2 to the Registrant's annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-10863)

      *10.9 Form of Severance Agreement entered into between the Registrant and certain of its Officers and Employees (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-10863)

     *10.10 Executive Officer Compensation Agreement between York International Corporation and John R. Tucker, dated October 22, 1997 (Incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-10863)

     *10.11 Third Amendment to the York International Corporation Executive Deferred Compensation Plan, effective as of October 1, 1999 (Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-10863)

     *10.12 Employment Agreement between York International Corporation and John R. Tucker, dated December 29, 1999 (Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-10863)

     *10.13 Employment Agreement between York International Corporation and Michael R. Young, dated December 29, 1999 (Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-10863)

     *10.14 Employment Agreement between York International Corporation and Ole Andersen, dated August 31, 2000 (filed herewith)

     *10.15 Employment Agreement between York International Corporation and C. David Myers, dated March 23, 2000 (filed herewith)

     *10.16 Employment Agreement between York International Corporation and Wayne J. Kennedy, dated December 29, 1999 (filed herewith)

     *10.17 Employment Agreement between York International Corporation and Peter C. Spellar, dated July 27, 2000 (filed herewith)

     *10.18 Form of Employment Agreement between York International Corporation and certain other Key Executive Employees (Incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-10863)

     *10.19 Amendment No. 2 to the York International Corporation Amended and Restated 1992 Omnibus Stock Plan, dated February 9, 2000 (Incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-10863)

     *10.20 Amendment No. 3 to the York International Corporation Amended and Restated 1992 Omnibus Stock Plan, effective July 27, 2000 (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-10863)

     *10.21 Settlement Agreement and General Release by and between John R. Tucker and York International Corporation, dated August 7, 2000 (Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-10863)

     *10.22 Fourth Amendment to the York International Corporation Executive Deferred Compensation Plan, effective as of October 1, 2000 (Incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-10863)

      12 Statement re: Computation of Ratio of Earnings to Fixed Charges (filed herewith)

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

(b) No reports on Form 8-K have been filed during the last quarter of fiscal
    2000.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         YORK INTERNATIONAL CORPORATION

                          /S/ Michael R. Young
                         ---------------------------------------------
                                     MICHAEL R. YOUNG
                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:    March 28, 2001

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 28th day of March 2001.

       SIGNATURE                                                      TITLE
       ---------                                                      -----
 /S/ Michael R. Young                                President and Chief Executive Officer
-------------------------------------                (Principal Executive Officer)
      MICHAEL R. YOUNG

 /S/ C. David Myers                                  Vice President and Chief Financial Officer
-------------------------------------                (Principal Financial Officer)
     C. DAVID MYERS

 /S/ David R. Heck                                   Controller
-------------------------------------                (Principal Accounting Officer)
     DAVID R. HECK


       DIRECTORS
       ---------

 /S/ Gerald C. McDonough*
-------------------------------------
     GERALD C. MCDONOUGH

 /S/ W. Michael Clevy*
-------------------------------------
     W. MICHAEL CLEVY

 /S/ Malcolm W. Gambill*
-------------------------------------
     MALCOLM W. GAMBILL

 /S/ Robert F. B. Logan*
-------------------------------------
     ROBERT F. B. LOGAN

 /S/ Paul J. Powers*
-------------------------------------
     PAUL J. POWERS

 /S/ Donald M. Roberts*
-------------------------------------
     DONALD M. ROBERTS

 /S/ James A. Urry*
-------------------------------------
     JAMES A. URRY

 /S/ Michael R. Young
-------------------------------------
     MICHAEL R. YOUNG

* Pursuant to powers of attorney.

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
York International Corporation:

Under date of February 20, 2001, we reported on the consolidated balance sheets of York International Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 2000, as contained in the 2000 Annual Financial Statements and Review of Operations to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ KPMG LLP

KPMG LLP


Harrisburg, Pennsylvania
February 20, 2001

SCHEDULE VIII


YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2000, 1999 and 1998

(thousands of dollars)

                Column A                    Column B        Column C       Column C       Column D        Column E
                --------                    --------        --------       --------       --------        --------
                                            Balance at      Additions      Additions                      Balance at
                                            Beginning       Costs and      Other                          Close of
               Description                  of Period       Expenses       Accounts (a)   Deductions      Period
               -----------                  ---------       --------       -----------    ----------      ------
2000
   Allowances for Doubtful Accounts         $   31,342      $    9,004     $      --      $   15,795      $   24,551
   Warranties                               $   39,607      $   17,002     $      --      $   15,881      $   40,728

1999
   Allowances for Doubtful Accounts         $   19,911      $   10,899     $    8,913     $    8,381      $   31,342
   Warranties                               $   36,488      $   13,967     $    1,475     $   12,323      $   39,607

1998
   Allowances for Doubtful Accounts         $   17,839      $    8,206     $      --      $    6,134      $   19,911
   Warranties                               $   36,280      $   13,492     $      --      $   13,284      $   36,488


(a) Additions charged to Other Accounts includes liabilities of businesses acquired in 1999.

EXHIBIT                                                                  PAGE
NUMBER                       EXHIBIT INDEX                               NUMBER

       3.1 Amended and Restated Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3, File No. 33-91292, filed on June 7, 1995)

       3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated May 3, 1996 (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-10863)

       3.3 By-Laws of Registrant, restated as of December 17, 1996 (Incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-10863)

       4.1 Receivables Sale Agreement dated as of March 26, 1997, by and among the Registrant, as seller and collection agent, Asset Securitization Cooperative Corporation, as purchaser, and Canadian Imperial Bank of Commerce, as servicing agent along with the supporting exhibits (Incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 1-10863)

       4.2 SECOND AMENDMENT TO AMENDED AND RESTATED RECEIVABLES SALE AGREEMENT, among the Registrant, as seller and collection agent, Asset Securitization Cooperative Corporation, as purchaser, and Canadian Imperial Bank of Commerce, as servicing agent. (Incorporated by reference to Exhibit 4.1 to Registrant's Form 10-Q for the quarter ended September 30, 1999, File No. 1-10863)

       4.3 THIRD AMENDMENT TO AMENDED AND RESTATED RECEIVABLES SALE AGREEMENT, among the Registrant, as seller and collection agent, Asset Securitization Cooperative Corporation, as purchaser, Canadian Imperial Bank of Commerce, as servicing agent (Incorporated by reference to Exhibit 4.2 to Registrant's Form 10-Q for the quarter ended September 30, 1999, File No. 1-10863)

       4.4 Indenture dated as of March 1, 1993 between the Registrant and Morgan Guaranty Trust Company of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement filed on Form S-3, File No. 33-57178, filed on January 19, 1993)

       4.5 Indenture effective as of June 1, 1998 between the Registrant and State Street Bank and Trust Company, a Massachusetts chartered trust company, as Trustee (Incorporated by reference to Exhibit 4 to the Registrant's Form 8-K, File No. 1-10863, filed on May 28,
              1998)

       4.6 Amended and Restated Credit Agreement, dated as of July 21, 1995 among the Registrant, the several banks and the other financial institutions from time to time parties to the Agreement and Canadian Imperial Bank of Commerce, acting through its New York Agency, as Agent (Incorporated by reference to Exhibit 10.17 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-10863)

       4.7 First Amendment dated as of May 28, 1997 to the Amended and Restated Credit Agreement among the Registrant, the several banks and the other financial institutions from time to time parties thereto and Canadian Imperial Bank of Commerce, acting through its New York Agency, as agent for the Banks along with supporting exhibits (Incorporated by reference to Exhibit 4.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-10863)

       4.8 SECOND AMENDMENT, dated as of June 3, 1999, to the Amended and Restated Credit Agreement among YORK INTERNATIONAL CORPORATION, the several banks and other financial institutions from time to time parties thereto and CANADIAN IMPERIAL BANK OF COMMERCE, acting through its New York Agency, as agent for the Banks thereunder. (Incorporated by reference to Exhibit 4.1 to Registrant's Form 10-Q for the quarter ended June 30, 1999, File No. 1-10863)

       4.9 364-DAY REVOLVING CREDIT AGREEMENT, dated as of June 3, 1999, among York International Corporation, the several banks and other financial institutions from time to time parties to this Agreement and Canadian Imperial Bank of Commerce, acting through its New York Agency as administrative agent for the Banks hereunder. (Incorporated by reference to Exhibit 4.2 to Registrant's Form 10-Q for the quarter ended June 30, 1999, File No. 1-10863)

      4.10 First Amendment, dated as of June 1, 2000, to the 364-Day Revolving Credit Agreement among YORK INTERNATIONAL CORPORATION, the several banks and other financial institutions from time to time parties thereto and CANADIAN IMPERIAL BANK OF COMMERCE, acting through its New York Agency, as agent for the Banks thereunder. (Incorporated by references to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-10863)

      4.11 Third Amendment, dated as of June 1, 2000, to the Amended and Restated Credit Agreement among YORK INTERNATIONAL CORPORATION, the several banks and other financial institutions from time to time parties thereto and CANADIAN IMPRERIAL BANK OF COMMERCE, acting through its New York Agency, as agent for the Banks thereunder. (Incorporated by references to Exhibit 4.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-10863)

      4.12 Second Amendment, dated as of October 4, 2000, to the 364-Day Revolving Credit Agreement, among YORK INTERNATIONAL CORPORATION, the several banks and other financial institutions from time to time parties thereto and CANADIAN IMPERIAL BANK OF COMMERCE, acting through its New York Agency, as administrative agent for the Banks thereunder. (Incorporated by reference to Exhibit 4.1 to Registrant's Form 10-Q for the quarter ended September 30, 2000, File No. 1-10863)

      4.13 Fourth Amendment, dated as of October 4, 2000, to the Amended and Restated Credit Agreement, among YORK INTERNATIONAL CORPORATION, the several banks and other financial institutions from time to time parties thereto and CANADIAN IMPERIAL BANK OF COMMERCE, acting through its New York Agency, as agent for the Banks thereunder (Incorporated by reference to Exhibit 4.2 to Registrant's Form 10-Q for the quarter ended September 30, 2000, File No. 1-10863)

      4.14 Restated Receivables Sale Agreement, among York International Corporation, Asset Securitization Cooperative Corporation and Canadian Imperial Bank of Commerce (Incorporated by reference to
              Exhibit 4.3 to the Registrant's Form 10-Q for the quarter ended September 30, 2000, File No. 1-

              10863)

      *10.1 Registrant's Amended and Restated 1992 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-Q for the quarter ended March 31, 1997, File No. 1-10863)

      *10.2 Amendment No. 1 to the York international Corporation Amended and Restated 1992 Omnibus Stock Plan, dated February 16, 1999 (Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-10863)

      *10.3 York International Corporation 1996 Incentive Compensation Plan (Amended and Restated Effective January 1, 1999) (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on form 10-Q for the quarter ended June 30, 1999, File No. 1-10863)

      *10.4 York International Corporation Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-10863)

      *10.5 York International Corporation Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-10863)

      *10.6 Form of Restricted Stock Agreement by and between Registrant and certain of its employees (Incorporated by reference to Exhibit
              10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-10863)

      *10.7 York International Corporation Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-10863)

      *10.8 Second Amendment to the York International Corporation Executive Deferred Compensation Plan, dated as of December 17, 1996 (Incorporated by reference to Exhibit 3.2 to the Registrant's annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-10863)

      *10.9 Form of Severance Agreement entered into between the Registrant and certain of its Officers and Employees (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-10863) Executive Officer Compensation Agreement between York

     *10.10 International Corporation and John R. Tucker, dated October 22, 1997 (Incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-10863)

     *10.11 Third Amendment to the York International Corporation Executive Deferred Compensation Plan, effective as of October 1, 1999 (Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-10863)

     *10.12 Employment Agreement between York International Corporation and John R. Tucker, dated December 29, 1999 (Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-10863)

     *10.13 Employment Agreement between York International Corporation and Michael R. Young, dated December 29, 1999 (Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-10863)

     *10.14 Employment Agreement between York International Corporation and Ole Andersen, dated August 31, 2000 (filed herewith)

     *10.15 Employment Agreement between York International Corporation and C. David Myers, dated March 23, 2000 (filed herewith)

     *10.16 Employment Agreement between York International Corporation and Wayne J. Kennedy, dated December 29, 1999 (filed herewith)

     *10.17 Employment Agreement between York International Corporation and Peter C. Spellar, dated July 27, 2000 (filed herewith)

     *10.18 Form of Employment Agreement between York International Corporation and certain other Key Executive Employees (Incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-10863)

     *10.19 Amendment No. 2 to the York International Corporation Amended and Restated 1992 Omnibus Stock Plan, dated February 9, 2000 (Incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-10863)

     *10.20 Amendment No. 3 to the York International Corporation Amended and Restated 1992 Omnibus Stock Plan, effective July 27, 2000 (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-10863)

     *10.21 Settlement Agreement and General Release by and between John R. Tucker and York International Corporation, dated August 7, 2000 (Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-10863)

     *10.22 Fourth Amendment to the York International Corporation Executive Deferred Compensation Plan, effective as of October 1, 2000 (Incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-10863)

      12 Statement re: Computation of Ratio of Earnings to Fixed Charges (filed herewith)

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