Form 10-Q
period 2001-03-31
YORK INTERNATIONAL CORP /DE/
filed 2001-05-11
CIK 842662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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


                                          Yes  [X]      No   [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                                        Outstanding at May 8, 2001
   -----                                        --------------------------
Common Stock, par value $.005                       38,412,949 shares

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001




                                      INDEX


                                                                                Page No.
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Condensed Statements of Operations - (Unaudited)
            Three Months Ended March 31, 2001 and 2000                             3

            Consolidated Condensed Balance Sheets -
            March 31, 2001 (Unaudited) and December 31, 2000                       4

            Consolidated Condensed Statements of Cash Flows - (Unaudited)
            Three Months Ended March 31, 2001 and 2000                             5

            Supplemental Notes to Consolidated Condensed
            Financial Statements (Unaudited)                                       6

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                         13

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                                     17

  Item 2.   Changes in Securities                                                 17

  Item 3.   Defaults Upon Senior Securities                                       17

  Item 4.   Submission of Matters to a Vote of Security Holders                   17

  Item 5.   Other Information                                                     17

  Item 6.   Exhibits and Reports on Form 8-K                                      17

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


ITEM 1

FINANCIAL STATEMENTS

Consolidated Condensed Statements of Operations (unaudited)
(in thousands, except per share data)


                                                    Three Months Ended March 31,
                                                    ---------------------------
                                                      2001              2000
                                                    ---------         ---------
Net sales                                           $ 942,105         $ 897,004

Cost of goods sold                                    760,781           711,000
                                                    ---------         ---------

  Gross profit                                        181,324           186,004

Selling, general and administrative expenses          148,264           156,457

Restructuring, integration and other charges           21,951             1,540
                                                    ---------         ---------

  Income from operations                               11,109            28,007

Interest expense, net                                  19,949            19,874
Gain on divestitures                                       --           (27,890)
Equity in earnings of affiliates                         (102)           (1,426)
                                                    ---------         ---------

  (Loss) income before income taxes                    (8,738)           37,449

Provision for income taxes                                256            14,354
                                                    ---------         ---------


  Net (loss) income                                 $  (8,994)        $  23,095
                                                    =========         =========

Basic (loss) earnings per share                     $   (0.23)        $    0.61
                                                    =========         =========

Diluted (loss) earnings per share                   $   (0.23)        $    0.60
                                                    =========         =========

Cash dividends per share                            $    0.15         $    0.15
                                                    =========         =========

Weighted average common shares and
  common equivalents outstanding:
  Basic                                                38,388            38,113
  Diluted                                              38,388            38,185


See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


Consolidated Condensed Balance Sheets
(in thousands)


                                                   March 31, 2001      December 31,
                                                     (unaudited)            2000
                                                      ----------        ----------
ASSETS

Current Assets:

  Cash and cash equivalents                           $   18,349        $   26,425
  Receivables                                            702,706           680,467
  Inventories:
    Raw material                                         176,843           187,136
    Work in process                                      130,139           122,232
    Finished goods                                       347,391           331,729
                                                      ----------        ----------
      Total inventories                                  654,373           641,097

  Prepayments and other current assets                    95,121           109,820
                                                      ----------        ----------

    Total current assets                               1,470,549         1,457,809

Deferred income taxes                                     54,816            56,114
Investments in affiliates                                 22,722            24,913
Property, plant and equipment, net                       468,510           484,297
Unallocated excess of cost
  over net assets acquired                               673,046           693,668
Deferred charges and other assets                         57,646            57,410
                                                      ----------        ----------

     Total assets                                     $2,747,289        $2,774,211
                                                      ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Notes payable and current portion
    of long-term debt                                 $  130,705        $   64,268
  Accounts payable and accrued expenses                  766,458           838,623
  Income taxes                                            32,329            15,117
                                                      ----------        ----------

    Total current liabilities                            929,492           918,008

Long-term warranties                                      42,382            40,728
Long-term debt                                           830,176           831,354
Postretirement benefit liabilities                       167,747           165,850
Other long-term liabilities                               76,334            69,295
                                                      ----------        ----------

    Total liabilities                                  2,046,131         2,025,235

Stockholders' equity                                     701,158           748,976
                                                      ----------        ----------

    Total liabilities and stockholders' equity        $2,747,289        $2,774,211
                                                      ==========        ==========


See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (unaudited)
(in thousands)

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                 2001             2000
                                                               ---------         --------
Cash flows from operating activities:
 Net (loss) income                                             $  (8,994)        $ 23,095
 Adjustments to reconcile net (loss) income to net
   cash used by operating activities:
   Depreciation and amortization of property,
      plant and equipment                                         17,455           16,103
   Amortization of deferred charges and unallocated
     excess of cost over net assets acquired                       7,366            7,452
   Provision for doubtful accounts receivable                      1,690            1,553
   Effect of non-cash charges                                      6,377               --
   Gain on divestitures                                               --          (27,890)
   Deferred income taxes                                           1,259           (4,936)
   Other                                                             541            1,256
   Change in assets and liabilities net of effects from
    purchase of other companies and sale of business:
      Receivables                                                (24,526)          (6,248)
      Inventories                                                (16,669)         (87,528)
      Prepayments and other current assets                        14,352            7,526
      Accounts payable and accrued expenses                      (78,293)          (9,593)
      Income taxes                                                16,701           (1,053)
      Other long-term assets and liabilities                       8,167            2,457
                                                               ---------         --------

Net cash used by operating activities                            (54,574)         (77,806)
                                                               ---------         --------

Cash flows from investing activities:
 Proceeds from sale of business, net                                  --           39,438
 Capital expenditures                                            (16,742)         (26,886)
 Other                                                             2,790            4,807
                                                               ---------         --------

Net cash (used) provided by investing activities                 (13,952)          17,359
                                                               ---------         --------

Cash flows from financing activities:
 Net (payments) borrowings on short-term debt                        (72)          25,420
 Net (payments) proceeds of commercial paper borrowings         (102,889)          32,809
 Net proceeds from other long-term debt                          168,220           27,606
 Common stock issued                                                 898                6
 Treasury stock purchases                                            (38)          (7,504)
 Dividends paid                                                   (5,764)          (5,729)
                                                               ---------         --------

Net cash provided by financing activities                         60,355           72,608
                                                               ---------         --------

Effect of exchange rate changes on cash                               95              (29)
                                                               ---------         --------

Net (decrease) increase in cash and cash equivalents              (8,076)          12,132
                                                               ---------         --------

Cash and cash equivalents at beginning of period                  26,425           39,514
                                                               ---------         --------

Cash and cash equivalents at end of period                     $  18,349         $ 51,646
                                                               =========         ========


See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Supplemental Notes To Consolidated Condensed Financial Statements (unaudited)


(1) The consolidated condensed financial statements included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the Registrant believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2001 and December 31, 2000, the results of operations for the three months ended March 31, 2001 and 2000, and cash flows for the three months ended March 31, 2001 and 2000. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

(2) The following table summarizes the indebtedness of the Company at March 31, 2001 and at December 31, 2000 (in thousands):

                                                                        March 31, 2001         December 31, 2000
                                                                        --------------         -----------------
      Notes payable and current portion of long-term debt:
       Bank loans (primarily foreign currency)                            $  47,188                $  47,260
       Current portion of long-term debt                                     83,517                   17,008
                                                                          ---------                ---------
        Total                                                             $ 130,705                $  64,268
                                                                          =========                =========

      Long-term debt:
       Domestic bank lines at an average rate of
        5.89% in 2001 and 7.40% in 2000                                   $ 230,000                $   6,200
       Commercial paper, 5.68% interest in 2001
        and 6.96% interest in 2000                                          350,011                  452,900
       Senior notes, 6.75% interest, due March 2003                         100,000                  100,000
       Senior notes, 6.70% interest, due June 2008                          200,000                  200,000
       Term loans (foreign currency) at an average
        rate of 4.11%, due July 2004                                             --                   52,770
       Other (primarily foreign bank loans) at an
        average rate of 6.39% in 2001 and 6.33% in 2000                      33,682                   36,492
                                                                          ---------                ---------

        Total                                                             $ 913,693                $ 848,362
      Less current portion                                                  (83,517)                 (17,008)
                                                                          ---------                ---------
      Noncurrent portion                                                  $ 830,176                $ 831,354
                                                                          =========                =========


      As of March 31, 2001 and December 31, 2000, the Company's borrowings consisted of senior notes, commercial paper issuances and various other bank and term loans. The commercial paper issuances and certain bank loans are expected to be reborrowed in the ordinary course of business, depending on the Company's financing needs. In addition, the Company has available a $400 million 364-day Revolving Credit Agreement, which expires on May 31, 2001, and a $500 million Amended Credit Agreement, which expires on July 31, 2002 (collectively, the Agreements). At March 31, 2001, $200 million was outstanding under the Amended Credit Agreement. At December 31, 2000, no amounts were outstanding under the Agreements.

      The Agreements provide for borrowings at LIBOR plus 0.575% or 0.675%, based on the amount of facility utilization. The Company pays an annual fee of 0.125% for each facility, and the Credit Agreement allows for borrowings at specified bid rates. At March 31, 2001 and December 31, 2000, the three-month LIBOR rate was 4.87% and 6.36%, respectively. The Agreements, as amended, contain financial and operating covenants requiring the Company to maintain certain financial ratios and standard provisions limiting


                                   (continued)
      leverage, investments and liens. The Company was in compliance with these financial and operating covenants at March 31, 2001 and December 31, 2000.

      The Company has additional domestic bank lines that provide for total borrowings of $100 million at March 31, 2001 and December 31, 2000, of which $70.0 million and $93.8 million, respectively, were unused. The Company's non-U.S. subsidiaries maintain bank credit facilities in various currencies that provided for available borrowings of $335.3 million and $349.3 million at March 31, 2001 and December 31, 2000, respectively, of which $291.6 million and $301.0 million, respectively, were unused. In some instances, borrowings against these credit facilities have been guaranteed by the Company to assure availability of funds at favorable rates.

      In April 2001, the Company filed a registration statement with the SEC, which is not yet effective. Subsequent to the effective date of the registration statement, the Company may offer for sale up to $300 million of debt securities, the specific terms of which will be determined at the time of sale pursuant to the registration statement and market conditions.

(3) The following table summarizes the stockholders' equity of the Company at March 31, 2001 and at December 31, 2000 (in thousands):

                                                                   March 31, 2001          December 31, 2000
                                                                   --------------          -----------------
      Common stock $.005 par value;
       200,000 shares authorized;
       Issued 45,378 shares at March 31, 2001
       and 45,377 shares at December 31, 2000                        $     227                $     227
      Additional paid in capital                                       720,413                  720,685
      Retained earnings                                                411,564                  426,322
      Accumulated other comprehensive losses                          (172,749)                (138,544)
      Treasury stock, 6,967 shares at March 31, 2001
        and 7,005 shares at December 31, 2000, at cost                (258,199)                (259,601)
      Unearned compensation                                                (98)                    (113)
                                                                     ---------                ---------

        Total stockholders' equity                                   $ 701,158                $ 748,976
                                                                     =========                =========

(4)   Derivative Instruments and Hedging Activities

      The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment to SFAS No. 133, on January 1, 2001. These statements require that all derivative instruments be reported on the balance sheet at fair value and establish criteria for designation of hedges and determining effectiveness of hedging relationships.

      SFAS No. 133 requires the transition adjustment, resulting from the adoption of these statements, to be reported in net income or accumulated other comprehensive income as the cumulative effect of a change in accounting principle. The amount of transition adjustment recorded in accumulated other comprehensive income as a result of recognizing the fair value of derivatives, designated as cash flow hedges, was a net unrealized loss of $1.5 million. There were no transition adjustments relating to hedges of net investments in foreign operations or fair value hedges. Upon adoption, the Company also forecasted to reclassify to earnings over the next twelve months a net loss of $0.8 million from the transition adjustment recorded in accumulated other comprehensive income. The amount of transition adjustment recorded in cost of goods sold as a result of recognizing the fair value of derivatives, not qualifying as hedges, was a net gain of $0.6 million.

      The Company is exposed to market risk associated with changes in interest rates, foreign currency exchange rates, and certain commodity prices. To enhance its ability to manage these market risks, the Company enters into derivative instruments pursuant to the Company's policies on hedging practices. Derivative instruments are entered into for periods consistent with the related underlying exposures and are designated, if applicable, as fair value hedges, cash flow hedges, net investment hedges, or non-qualifying hedges at inception of the hedge. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in fair value or cash flows of the underlying exposures being


                                   (continued)
      hedged. The Company mitigates the risk that the counter-party to these derivative instruments will fail to perform by only entering into derivative instruments with major financial institutions. The Company does not hedge its market risk exposures beyond three years and does not hold or issue derivative instruments for trading purposes.

      There were no gains or losses recognized in the first quarter as a result of the discontinuance of cash flow hedges or due to hedge ineffectiveness. As of January 1, 2001 and during the first quarter ended March 31, 2001, the Company has no outstanding derivative instruments relating to interest rates, no instruments designated as fair value hedges, and no hedges of net investments in foreign operations. Certain derivative instruments are not designated as hedging instruments as they hedge immaterial exposures.

      Currency Rate Hedging

      The Company manufactures and sells its products in a number of countries throughout the world, and therefore, is exposed to movements in various currencies against the United States Dollar and against the currencies in which it manufactures. Through its foreign currency hedging activities, the Company seeks to minimize the risk that cash flows resulting from the sale of products, manufactured in a currency different from the currency used by the selling subsidiary, will be affected by changes in foreign currency exchange rates. The Company does not, however, hedge foreign exposures that are considered immaterial or in highly correlated currencies. The Company manages its foreign currency risks by hedging its foreign currency exposures with foreign currency derivative instruments (forward contracts and purchased option contracts). Foreign currency derivative instruments are matched to the underlying foreign currency exposures and are executed to minimize foreign exchange transaction costs.

      Changes in the fair value of foreign currency derivative instruments, qualifying as cash flow hedges, are reported in accumulated other comprehensive income. The gains or losses on these hedges are reclassified in earnings as the underlying hedged items affect earnings. As of March 31, 2001, the Company forecasted that $0.1 million of net gains in accumulated other comprehensive income will be reclassified into earnings within the next twelve months.

      Commodity Price Hedging

      The Company purchases raw material commodities and is at risk for fluctuations in the market price of those commodities. In connection with the purchase of major commodities, principally copper for manufacturing requirements, the Company enters into commodity forward contracts to effectively fix the cost of the commodity to the Company. These contracts require each settlement between the Company and its counter-party to coincide with cash market purchases of the actual commodity.

      Changes in the fair value of commodity derivative instruments qualifying as cash flow hedges are reported in accumulated other comprehensive income. The gains or losses are reclassified in earnings as the underlying hedged items affect earnings. As of March 31, 2001, it was forecasted that $3.6 million of net losses in accumulated other comprehensive income will be reclassified into earnings within the next twelve months.


                                   (continued)

(5)   Comprehensive income is determined as follows:

      Comprehensive Income (in thousands)


                                                                         Three Months Ended March 31,
                                                                       --------------------------------
                                                                         2001                   2000
                                                                       --------                -------
      Net (loss) income                                                $ (8,994)               $23,095
      Other comprehensive (loss) income:
        Foreign currency translation adjustment                         (31,006)                 1,680
        Cash flow hedges:
         Transition adjustment, net of tax of $(525)                       (976)                    --
         Reclassification adjustment, net of tax of $297                    552                     --
         Net derivative losses, net of tax of $(1,494)                   (2,775)                    --
                                                                       --------                -------
      Comprehensive (loss) income                                      $(43,199)               $24,775
                                                                       ========                =======

(6) Pursuant to a receivable sales agreement, $175 million of receivables were sold and excluded from the accompanying consolidated balance sheets at March 31, 2001 and December 31, 2000. The agreement provides for receivable sales up to $175 million, but is subject to decreases based on the level of eligible accounts receivable and restrictions relating to concentrations of receivables. The discount rate on the receivables sold was 5.20% and 6.66% at March 31, 2001 and December 31, 2000, respectively.

(7) In the first half of 2000, the employment of several senior executives, including the Company's former chief executive officer and chief financial officer, was terminated. The Company negotiated agreements with these executives, resulting in severance costs of $6.7 million, of which $3.5 million and $3.2 million were charged to earnings in the first quarter and second quarter of 2000, respectively.

(8) The Company's basic (loss) earnings per share are based upon the weighted average common shares outstanding during the period. The Company's diluted
      (loss) earnings per share are based upon the weighted average outstanding common shares and common share equivalents.

(9) Net (loss) income as set forth in the statements of operations is used in the computation of basic and diluted (loss) earnings per share information. Reconciliations of shares used in the computations of (loss) earnings per share are as follows (in thousands):


                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                         2001                 2000
                                                                        ------               ------
      Weighted average common shares outstanding used
        in the computation of basic earnings per share                  38,388               38,113
      Effect of dilutive securities:
         Non-vested restricted shares                                       --                   51
         Stock options                                                      --                   21
                                                                        ------               ------
      Weighted average common shares and equivalents used
        in the computation of diluted earnings per share                38,388               38,185
                                                                        ======               ======

      The weighted average common shares and equivalents used in the computation of diluted earnings per share for the three months ended March 31, 2001 excludes incremental shares of 471 thousand related to non-vested restricted shares and stock options. These shares are excluded based on their antidilutive effect as a result of the Company's net loss for the three months ended March 31, 2001.

(10) In 2001, the Company reorganized its operating segments. The primary change is that all air conditioning businesses in Europe, Asia, the Middle East and Latin America, portions of which were previously reported in Unitary Products Group, have been combined and reported as part of overall Engineered Systems Group operations. Prior year amounts have been reclassified to conform to the current presentation. The table below represents the Company's operating results by segment (in thousands):



                                   (continued)

                                                                          Three Months Ended March 31,
                                                                       ----------------------------------
                                                                          2001                     2000
                                                                       ---------                ---------
Net sales:
  Engineered Systems Group                                             $ 441,514                $ 405,183
  York Refrigeration Group                                               211,530                  221,158
  Unitary Products Group                                                 173,943                  169,048
  Bristol Compressors                                                    168,050                  162,578
  Eliminations                                                           (52,932)                 (60,963)
                                                                       ---------                ---------
                                                                         942,105                  897,004
                                                                       ---------                ---------
  Eliminations include the following intersegment sales:
  Engineered Systems Group                                                 7,621                    8,592
  York Refrigeration Group                                                 5,351                    5,951
  Unitary Products Group                                                  12,503                   11,989
  Bristol Compressors                                                     27,457                   34,431
                                                                       ---------                ---------
                                                                          52,932                   60,963
                                                                       ---------                ---------
Income from operations:
  Engineered Systems Group                                                18,088                   13,809
  York Refrigeration Group                                                10,144                    6,231
  Unitary Products Group                                                  12,752                    9,282
  Bristol Compressors                                                     16,763                   21,393
  Eliminations, general corporate expenses
   and other non-allocated items                                         (46,638)                 (22,708)
                                                                       ---------                ---------
                                                                          11,109                   28,007
                                                                       ---------                ---------
Equity in (earnings) losses of affiliates:
  Engineered Systems Group                                                   (24)                  (1,269)
  York Refrigeration Group                                                  (156)                      --
  Unitary Products Group                                                      --                       --
  Bristol Compressors                                                         78                     (157)
                                                                       ---------                ---------
                                                                            (102)                  (1,426)
                                                                       ---------                ---------

Earnings before interest and taxes (EBIT):
  Engineered Systems Group                                                18,112                   15,078
  York Refrigeration Group                                                10,300                    6,231
  Unitary Products Group                                                  12,752                    9,282
  Bristol Compressors                                                     16,685                   21,550
  Eliminations, general corporate expenses
   and other non-allocated items                                         (46,638)                 (22,708)
  Gain on divestitures                                                        --                   27,890
                                                                       ---------                ---------
                                                                          11,211                   57,323

Interest expense, net                                                     19,949                   19,874
                                                                       ---------                ---------

(Loss) income before income taxes                                         (8,738)                  37,449

Provision for income taxes                                                   256                   14,354
                                                                       ---------                ---------

Net (loss) income                                                      $  (8,994)               $  23,095
                                                                       =========                =========


                                                                   March 31, 2001           December 31, 2000
                                                                   --------------           -----------------
Total assets:
  Engineered Systems Group                                            $1,046,766               $1,088,779
  York Refrigeration Group                                               591,384                  611,053
  Unitary Products Group                                                 366,044                  323,045
  Bristol Compressors                                                    280,450                  222,934
  Eliminations and other non-allocated assets                            462,645                  528,400
                                                                      ----------               ----------
                                                                      $2,747,289               $2,774,211
                                                                      ==========               ==========


                                   (continued)

(11) In June 1999, the Company acquired all of the outstanding capital stock of Sabroe A/S (Sabroe), a Danish company, for $407.1 million in cash and assumed debt of $216.0 million. Sabroe was a world leader in supplying refrigeration systems and products. In connection with the acquisition, the Company developed a plan to restructure Sabroe operations and integrate Sabroe with the Company's pre-existing refrigeration business.

      The Company has substantially completed executing the plan for integrating Sabroe into the York Refrigeration Group. The Sabroe portion of the plan included the Retech and Norrkoping manufacturing plant closures in Denmark and Sweden, respectively, certain duplicate sales and service office closures in Europe and Asia, product rationalizations, workforce reductions and other costs. The following table details the activity in the first quarter of 2001:

                                       Remaining           Utilized in        Remaining
                                       Accruals at      Three Months Ended    Accruals at
      (in thousands)                December 31, 2000    in March 31, 2001   March 31, 2001
      --------------                -----------------    -----------------   --------------
Severance costs                       $1,000               $  608               $  392
Contractual obligations                1,149                1,000                  149
Other                                    479                    9                  470
                                      ------               ------               ------
                                      $2,628               $1,617               $1,011
                                      ======               ======               ======

(12) In 1999 and 2000, the Company recorded charges to operations relating to the acquisition of Sabroe and the related restructuring and integration of the York Refrigeration business. In the first quarter of 2000, the Company recorded expenses of $1.5 million for integration expenses consisting primarily of office integration activities, product training and transportation costs for relocating inventory and equipment.

(13) In the last two quarters of 2000 and in the first quarter of 2001, the Company recorded charges of $52.6 million and $24.9 million, respectively, including $4.5 million and $2.9 million, respectively, charged to cost of goods sold, relating to plant closings and divestitures, product line and facility rationalizations, selling, general and administrative expense reductions and other one time costs.

      The 2000 and 2001 charges included write-downs for the impairment of fixed assets and other assets relating to facilities to be closed or divested and other impaired assets. These actions included the plant closure of the Unitary Products Group factory in Elyria, Ohio, the Engineered Systems Group Airside factory in Portland, Oregon, and factories in Asquith, Australia and Montevideo, Uruguay. Severance and other accruals included planned reductions in workforce throughout the Company. Of the approximately 1,500 salary and wage employee reductions planned, approximately 560 remained at March 31, 2001. Detail of the activity in the first quarter of 2001 is as follows:

                                                              Additional
                              Non-cash                          Accrual                              Accrual
                             Write-downs                      Established         Utilized         Reduction
                              in Three                          in Three          in Three         in Three
                                Months        Remaining           Months           Months           Months            Remaining
                                Ended        Accruals at          Ended            Ended             Ended          Accruals at
                               Mar. 31,        Dec. 31,          Mar. 31,          Mar. 31,         Mar. 31,          Mar. 31,
      (in thousands)            2001             2000              2001              2001             2001              2001
                               ------           -------           -------           ------           -------          -------
Fixed asset write-downs        $3,104           $    --           $    --           $   --           $    --           $    --
Inventory write-downs           2,912                --                --               --                --                --
Other asset write-downs           361                --                --               --                --                --
Severance                          --             5,526             6,179            4,585               213             6,907
Contractual obligations            --               738               675                5               451               957
Other                              --               600            12,296            2,336                --            10,560
                               ------           -------           -------           ------           -------           -------
                               $6,377           $ 6,864           $19,150           $6,926           $   664           $18,424
                               ======           =======           =======           ======           =======           =======

(14) In February 2000, the Company sold Northfield Freezing Systems, a high quality supplier to the food processing industry, to FMC Corporation for $39.4 million. The sale resulted in a pretax gain of $27.9 million in the first quarter of 2000.

                                    (continued)

(15) Reference is made to Registrant's 2000 Annual Report on Form 10-K for more detailed financial statements and footnotes.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

In 2001, the Company reorganized its operating segments. The primary change is that all air conditioning businesses in Europe, Asia, the Middle East and Latin America, portions of which were previously reported in Unitary Products Group, have been combined and reported as part of overall Engineered Systems Group operations. Prior year amounts have been reclassified to conform to the current presentation. The table below represents the Company's net sales (in thousands):

                                                Three Months Ended March 31,
                                             ---------------------------------
                                                2001                    2000
                                             ---------               ---------
Engineered Systems Group                     $ 441,514               $ 405,183
York Refrigeration Group                       211,530                 221,158
Unitary Products Group                         173,943                 169,048
Bristol Compressors                            168,050                 162,578
Eliminations                                   (52,932)                (60,963)
                                             ---------               ---------
    Net Sales                                $ 942,105               $ 897,004
                                             =========               =========

U.S.                                                49%                     51%
Non-U.S                                             51%                     49%
                                             ---------               ---------
  Total                                            100%                    100%
                                             =========               =========

Sales for the first quarter ended March 31, 2001 increased 5.0% to $942.1 million from $897.0 million for the same period in 2000. From a geographic perspective, U.S. sales increased 1.3% to $461.8 million and non-U.S. sales increased 8.9% to $480.3 million.

Order backlog at March 31, 2001 was $1,082.7 million compared to $1,150.0 million as of March 31, 2000 and $1,018.5 million as of December 31, 2000.

Engineered Systems Group (ESG) sales increased 9.0% to $441.5 million from $405.2 million for the same period in 2000, primarily due to strength in the North American and European equipment businesses, partially offset by the impact of currency translation.

York Refrigeration Group (YRG) sales decreased 4.4% to $211.5 million from $221.2 million for the same period in 2000. The decrease was due to a planned revenue decline resulting from YRG's continued focus on improving the quality of the contracting business and the impact of currency translation.

Unitary Products Group (UPG) sales increased 2.9% to $173.9 million from $169.0 million for the same period in 2000. The increase was due to the 1999 pre-season program which resulted in reduced sales in the first quarter ended March 31, 2000. The increase was partially offset by decreased sales in the first quarter ended March 31, 2001, resulting from declines in the North American unitary market and the manufactured housing market.

Bristol Compressors sales increased 3.4% to $168.1 million from $162.6 million for the same period in 2000, primarily due to increased non-U.S. sales.

During the first quarter ended March 31, 2001, gross profit, excluding $2.9 of restructuring charges, $3.9 million of one-time costs related to cost reduction actions, and $1.7 million related to a discontinued product line, increased 2.1% to $189.9 million (20.2% of sales) from $186.0 million (20.7% of sales) during the same period in 2000. The increase is primarily due to increased sales levels, partially offset by higher operating expenses, primarily at Bristol Compressors.


                                    (continued)

Selling, general and administrative expense (SG&A), exclusive of $3.5 million of executive severance costs in 2000, decreased 3.1% to $148.3 million (15.7% of sales) in the first quarter ended March 31, 2001 from $153.0 million (17.1% of sales) in the first quarter ended March 31, 2000. The decrease in dollars and percentage is primarily due to staff reductions and other cost reduction efforts.

In October 2000, the Company announced initiation of a cost reduction process designed to result in savings of $25 to $30 million in 2001, and continuing annual savings of $50 to $60 million thereafter. These actions include plant closures and divestitures, product line and facility rationalizations, selling, general and administrative expense reductions and other one time costs. Total pre-tax charges to implement the cost reduction program are estimated to approximate $120 million through the second quarter of 2001, of which $70 million requires cash payments. In 2000, the Company recorded charges to operations of $52.6 million related to these cost reduction actions, including $4.5 million charged to cost of goods sold. During the first quarter of 2001, the Company recorded charges to operations of $28.8, including $6.8 million charged to cost of goods sold as discussed above. The charges included $6.4 million and $36.0 million in write-downs of various assets in the first quarter ended March 31, 2001 and the year ended December 31, 2000, respectively, and $18.5 million and $16.6 million in accruals for severance and other costs in the first quarter ended March 31, 2001 and the year ended December 31, 2000, respectively.

In the first quarter of 2000, the Company recorded cash expenses of $1.5 million for integration expenses consisting primarily of office integration activities, product training and transportation costs for relocating inventory and equipment.

Excluding the charges discussed above, income from operations in the first quarter of 2001 increased to $41.6 million (4.4 % of sales) from $33.0 million (3.7% of sales) in the first quarter of 2000.

Equity in earnings of affiliates was $0.1 million during the first quarter of 2001 as compared to $1.4 million during the first quarter of 2000. The decline was due to a reduction in earnings at the Company's joint ventures in Malaysia.

In February 2000, the Company recorded a pretax gain on the sale of Northfield Freezing Systems, the Company's high quality supplier to the food processing industry, of $27.9 million.

During the first quarter ended March 31, 2001, earnings before interest and taxes (EBIT) decreased to $11.2 million (1.2% of sales) from $57.3 million (6.4% of sales) during the first quarter ended March 31, 2000. Excluding the charges discussed above and the gain on the sale of Northfield Freezing systems, EBIT increased 21.1% to $41.7 million (4.4% of sales) in the first quarter of 2001 compared to $34.4 million (3.8% of sales) in the first quarter of 2000. The discussion below of each of the business unit's EBIT excludes the charges discussed above and the gain on divestitures.

ESG EBIT increased 20.1% to $18.1 million (4.1% of sales) from $15.1 million (3.7% of sales) for the same period in 2000. The improvement resulted from cost reduction actions taken in 2000, partially offset by a slight decrease in gross profit due to a higher mix of equipment sales growth than service sales growth, the effects of the Euro, and lower margins in the Middle East.

YRG EBIT increased 65.3% to $10.3 million (4.9% of sales) from $6.2 million (2.8% of sales) for the same period in 2000, reflecting cost reduction actions and better margins in contracting.

UPG EBIT increased 37.4% to $12.8 million (7.3% of sales) from $9.3 million (5.5% of sales) for the same period in 2000, reflecting benefits of the cost reduction process.

Bristol Compressors EBIT decreased 22.6% to $16.7 million (9.9% of sales) from $21.6 million (13.3% of sales) for the same period in 2000. The decline was due to a higher ratio of lower-margin products resulting from increased non-U.S. sales and increased production costs relating to employee benefits and higher natural gas prices.

Net interest expense in the first quarter of 2001 was $19.9 million, consistent with the first quarter of 2000. Lower average debt was offset by an overall increase in the cost of borrowing, primarily in foreign debt.


                                    (continued)

Provision for income taxes of $0.3 million during the first quarter of 2001 relates to both U.S. and non-U.S. operations. The tax rate for normal operations was 30.0% for the first quarter of 2001 compared to 32.0% for the first quarter of 2000. The tax rate improvement was the result of more effective foreign tax planning strategies and the commencement of new tax holidays in key areas.

Net (loss) income, as a result of the above factors, was a net loss of $9.0 million during the first quarter of 2001 as compared to income of $23.1 million during the first quarter of 2000.

Liquidity and Capital Resources

Working capital requirements are generally met through a combination of internally generated funds, bank lines of credit, commercial paper issuances, financing of trade receivables and credit terms from suppliers which approximate receivable terms to the Company's customers. The Company believes that these sources will be sufficient to meet working capital needs during 2001. Additional sources of working capital include customer deposits and progress payments.

Working capital was $541.1 million and $539.8 million as of March 31, 2001 and December 31, 2000, respectively. Accounts payable and accrued expenses decreased during the first quarter of 2001, and short-term debt levels were higher at March 31, 2001, than at December 31, 2000. The current ratio was 1.58 at March 31, 2001, as compared to 1.59 for December 31, 2000.

Total indebtedness was $960.9 million at March 31, 2001, primarily consisting of borrowings of $350.0 million in commercial paper, $300.0 million of senior notes and $230.0 in bank lines.

At March 31, 2001, the Company had available a $400 million 364-day Revolving Credit Agreement, expiring on May 31, 2001, and a $500 million Amended Credit Agreement, expiring on July 31, 2002 (collectively, the Agreements). The Agreements provide for borrowings at LIBOR plus 0.575% or 0.675%, based on the amount of facility utilization. The Company pays an annual fee of 0.125% for each facility and the Credit Agreement allows for borrowings at specified bid rates. At March 31, 2001, the LIBOR rate was 4.87%. The Agreements, as amended, contain financial and operating covenants requiring the Company to maintain certain financial ratios and standard provisions limiting leverage, investments and liens. The Company was in compliance with these financial and operating covenants at March 31, 2001. At March 31, 2001, $200 million was outstanding under the Amended Credit Agreement.

Commercial paper borrowings are expected to be reborrowed in the ordinary course of business. The interest rate on the commercial paper was 5.68% as of March 31, 2001.

At March 31, 2001 and December 31, 2000, the Company had $300 million of senior notes outstanding. On June 1, 1998, the Company issued $200 million of 6.70% fixed rate senior notes having a maturity of ten years from the date of issue. The remaining $100 million ten-year senior notes bear interest at a 6.75% fixed rate and are due March 2003.

The Company has additional domestic bank lines that provide for total borrowings of $100 million at March 31, 2001 and December 31, 2000, of which $70.0 million and $93.8 million, respectively, were unused. The Company's non-U.S. subsidiaries maintain bank credit facilities in various currencies that provided for available borrowings of $335.3 million and $349.3 million at March 31, 2001 and December 31, 2000, respectively, of which $291.6 million and $301.0 million, respectively, were unused. In some instances, borrowings against these credit facilities have been guaranteed by the Company to assure availability of funds at favorable rates.

Pursuant to a receivable sales agreement, $175 million of receivables were sold and excluded from the accompanying consolidated balance sheets at March 31, 2001 and December 31, 2000. The agreement provides for receivable sales up to $175 million, but is subject to decreases based on the level of eligible accounts receivable and restrictions relating to concentrations of receivables. The discount rate on the receivables sold was 5.20% and 6.66% at March 31, 2001 and December 31, 2000, respectively.


                                    (continued)

Because the Company's obligations under the credit and receivables sales agreements bear interest at floating rates, the Company's interest costs are sensitive to changes in prevailing interest rates.

Based on historical cash flows, the Company believes that it will be able to satisfy its principal and interest payment obligations and its working capital and capital expenditure requirements from operating cash flows and available financing.

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

Capital expenditures were $16.7 million for the first quarter of 2001 as compared to $26.9 million for the first quarter of 2000. Capital expenditures currently anticipated for expanded capacity, cost reductions and the introduction of new products during 2001 are expected to be in excess of depreciation and amortization. These expenditures will be funded from a combination of operating cash flows and available financing.

Cash dividends of $0.15 per share were paid on common stock in the first quarter of 2001. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

In April 2001, the Company filed a registration statement with the SEC, which is not yet effective. Subsequent to the effective date of the registration statement, the Company may offer for sale up to $300 million of debt securities, the specific terms of which will be determined at the time of sale pursuant to the registration statement and market conditions.

New Accounting Standards

In September 2000, the FASB issued SFAS No.140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The standard replaces SFAS No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. The standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement is not expected to materially impact the Company's financial statements.

Forward-Looking Information - Risk Factors

To the extent the Company has made "forward-looking statements," certain risk factors could cause actual results to differ materially from those anticipated in such forward-looking statements including, but not limited to competition, government regulation, environmental considerations and the successful implementation of the Company's cost reduction actions. Unseasonably cool spring or summer weather could adversely affect the Company's UPG residential air conditioning business and, similarly, the Bristol compressor business. The ESG air conditioning business could be affected by a slowdown in the large chiller market and by the acceptance of new product introductions. YRG could be adversely affected by the effects of declining European currencies. In addition, overall performance of the Company could be affected by any serious economic downturns in various world markets.

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

      (a)   None

      (b)   None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned unto duly authorized.


                                    YORK INTERNATIONAL CORPORATION
                                                Registrant





Date    May 8, 2001                         /S/ C. David Myers
     -----------------              ------------------------------------------
                                    C. David Myers
                                    Corporate Vice President and
                                    Chief Financial Officer