Form 10-Q
period 2001-07-30
YORK INTERNATIONAL CORP /DE/
filed 2001-08-01
CIK 842662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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


                            Yes   X            No
                                -----             ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                                             Outstanding at July 30, 2001
     -----                                                             ----------------------------
Common Stock, par value $.005                                                38,556,699 shares

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001




                                      INDEX





                                                                                                                       Page No.
PART I.  FINANCIAL INFORMATION

  Item 1.         Financial Statements

                  Consolidated Condensed Statements of Operations - (Unaudited)
                  Three Months and Six Months Ended June 30, 2001 and 2000                                                3

                  Consolidated Condensed Balance Sheets -
                  June 30, 2001 (Unaudited) and December 31, 2000                                                         4

                  Consolidated Condensed Statements of Cash Flows - (Unaudited)
                  Six Months Ended June 30, 2001 and 2000                                                                 5

                  Supplemental Notes to Consolidated Condensed
                  Financial Statements (Unaudited)                                                                        6

  Item 2.         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                                          13

PART II.  OTHER INFORMATION

  Item 1.         Legal Proceedings                                                                                      18

  Item 2.         Changes in Securities                                                                                  18

  Item 3.         Defaults Upon Senior Securities                                                                        18

  Item 4.         Submission of Matters to a Vote of Security Holders                                                    18

  Item 5.         Other Information                                                                                      18

  Item 6.         Exhibits and Reports on Form 8-K                                                                       18

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


ITEM 1

FINANCIAL STATEMENTS

Consolidated Condensed Statements of Operations (unaudited)
(in thousands, except per share data)


                                                           Three Months Ended June 30,          Six Months Ended June 30,
                                                           ---------------------------          -------------------------
                                                             2001           2000                    2001           2000
                                                             ----           ----                    ----           ----
Net sales                                                $1,077,472      $1,066,397             $2,019,577      $1,963,401

Cost of goods sold                                          867,914         827,567              1,628,695       1,538,567
                                                           --------        --------              ---------       ---------

   Gross profit                                             209,558         238,830                390,882         424,834

Selling, general and administrative expenses                142,339         154,428                290,603         310,885

Restructuring, integration and other charges, net            35,224            (321)                57,175           1,219
                                                           --------      ----------             ----------      ----------

   Income from operations                                    31,995          84,723                 43,104         112,730

Interest expense, net                                        18,282          20,357                 38,231          40,231
Loss (gain) on divestitures                                       -             988                      -         (26,902)
Equity in earnings of affiliates                             (1,847)         (2,645)                (1,949)         (4,071)
                                                          ---------       ---------            -----------      ----------

   Income before income taxes                                15,560          66,023                  6,822         103,472

(Benefit) provision for income taxes                        (17,256)         20,336                (17,000)         34,690
                                                           --------        --------             ----------       ---------

   Net income                                          $     32,816    $     45,687           $     23,822    $     68,782
                                                           ========        ========              =========       =========


Basic earnings per share                               $       0.85    $       1.20           $       0.62    $       1.81
                                                          =========      ==========            ===========     ===========

Diluted earnings per share                             $       0.84    $       1.20           $       0.61    $       1.80
                                                          =========      ==========            ===========     ===========

Cash dividends per share                               $       0.15    $       0.15           $       0.30    $       0.30
                                                          =========      ==========            ===========     ===========

Weighted average common shares and
   common equivalents outstanding:
   Basic                                                     38,472          38,030                 38,430          38,086
   Diluted                                                   39,006          38,181                 38,922          38,190

See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(in thousands)

                                                                    June 30, 2001              December 31,
                                                                     (unaudited)                    2000
                                                                   ---------------             ------------
ASSETS

Current Assets:

  Cash and cash equivalents                                       $         23,846          $       26,425
  Receivables                                                              756,110                 680,467
  Inventories:
    Raw material                                                           165,070                 187,136
    Work in process                                                        121,022                 122,232
    Finished goods                                                         310,659                 331,729
                                                                       -----------             -----------
      Total inventories                                                    596,751                 641,097

  Prepayments and other current assets                                      94,653                 109,820
                                                                       -----------             -----------

    Total current assets                                                 1,471,360               1,457,809

Deferred income taxes                                                       52,027                  56,114
Investments in affiliates                                                   22,704                  24,913
Property, plant and equipment, net                                         449,193                 484,297
Unallocated excess of cost
  over net assets acquired                                                 654,045                 693,668
Deferred charges and other assets                                           59,072                  57,410
                                                                       -----------             -----------

     Total assets                                                 $      2,708,401          $    2,774,211
                                                                       ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Notes payable and current portion
    of long-term debt                                             $        194,243          $       64,268
  Accounts payable and accrued expenses                                    778,181                 838,623
  Income taxes                                                              10,482                  15,117
                                                                       -----------             -----------

    Total current liabilities                                              982,906                 918,008

Long-term warranties                                                        44,084                  40,728
Long-term debt                                                             726,922                 831,354
Postretirement benefit liabilities                                         166,777                 165,850
Other long-term liabilities                                                 77,562                  69,295
                                                                       -----------             -----------

    Total liabilities                                                    1,998,251               2,025,235

Stockholders' equity                                                       710,150                 748,976
                                                                       -----------             -----------

    Total liabilities and stockholders' equity                    $      2,708,401          $    2,774,211
                                                                       ===========             ===========




See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


Consolidated Condensed Statements of Cash Flows (unaudited)
(in thousands)

                                                                                Six Months Ended June 30,
                                                                                -------------------------
                                                                             2001                    2000
                                                                             ----                    ----
Cash flows from operating activities:
  Net income                                                             $  23,822               $  68,782
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
     Depreciation and amortization of property,
        plant and equipment                                                 33,313                  31,186
     Amortization of deferred charges and unallocated
       excess of cost over net assets acquired                              13,883                  16,491
     Provision for doubtful accounts receivable                              4,411                   4,097
     Effect of non-cash charges                                             26,690                       -
     Gain on divestitures                                                        -                 (26,902)
     Deferred income taxes                                                   4,047                    (279)
     Loss (gain) on sale of fixed assets and other                           3,256                     (76)
     Change in assets and liabilities net of effects from
      purchase of other companies and sale of businesses:
        Receivables                                                        (80,833)                (83,068)
        Inventories                                                         33,715                 (38,027)
        Prepayments and other current assets                                14,711                  16,375
        Accounts payable and accrued expenses                              (66,512)                (30,331)
        Income taxes                                                        (4,680)                  4,330
        Other long-term assets and liabilities                               8,490                    (730)
                                                                       -----------              ----------

Net cash provided (used) by operating activities                            14,313                 (38,152)
                                                                       -----------              ----------

Cash flows from investing activities:
  Proceeds from sale of businesses, net                                          -                  41,829
  Capital expenditures                                                     (35,301)                (46,193)
  Proceeds from sale of fixed assets and other                                 450                   5,414
                                                                       -----------              ----------

Net cash (used) provided by investing activities                           (34,851)                  1,050
                                                                       -----------              ----------

Cash flows from financing activities:
  Net borrowings on short-term debt                                         68,746                  20,834
  Net proceeds (payments) of commercial paper borrowings                    22,841                  (2,827)
  Net (payments) proceeds of other long-term debt                          (66,044)                 57,913
  Common stock issued                                                        3,875                       9
  Treasury stock purchases                                                     (38)                 (7,534)
  Dividends paid                                                           (11,544)                (11,401)
                                                                       -----------              ----------

Net cash provided by financing activities                                   17,836                  56,994
                                                                       -----------              ----------

Effect of exchange rate changes on cash                                        123                     205
                                                                       -----------             -----------

Net (decrease) increase in cash and cash equivalents                        (2,579)                 20,097
                                                                       -----------              ----------

Cash and cash equivalents at beginning of period                            26,425                  39,514
                                                                       -----------              ----------

Cash and cash equivalents at end of period                            $     23,846             $    59,611
                                                                       ===========              ==========


See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Supplemental Notes To Consolidated Condensed Financial Statements (unaudited)


       (1) The consolidated condensed financial statements included herein have been prepared by the registrant pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations, although the registrant believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2001 and December 31, 2000, the results of operations for the three and six month periods ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

       (2) The following table summarizes the indebtedness of the Company at June 30, 2001 and at December 31, 2000 (in thousands):

                                                                     June 30, 2001       December 31, 2000
                                                                     -------------       -----------------
         Notes payable and current portion of long-term debt:
          Bank loans (primarily foreign currency)                      $    41,006             $    47,260
          Domestic bank line at an average rate of 4.38% in 2001            75,000                       -
          Commercial paper, 4.25% interest in 2001                          75,741                       -
          Current portion of long-term debt                                  2,496                  17,008
                                                                         ---------                --------
             Total                                                     $   194,243             $    64,268
                                                                         =========                ========

         Long-term debt:
          Domestic bank lines at an average rate of
             7.40% in 2000                                             $         -             $     6,200
          Commercial paper, 4.25% interest in 2001
             and 6.96% in 2000                                             400,000                 452,900
          Senior notes, 6.75% interest, due March 2003                     100,000                 100,000
          Senior notes, 6.70% interest, due June 2008                      200,000                 200,000
          Term loans (foreign currency) at an average
             rate of 4.11%, due July 2004                                        -                  52,770
          Other (primarily foreign bank loans) at an
             average rate of 6.44% in 2001 and 6.33% in 2000                29,418                  36,492
                                                                         ---------                --------

             Total                                                         729,418                 848,362
         Less current portion                                               (2,496)                (17,008)
                                                                         ---------                --------
         Noncurrent portion                                            $   726,922             $   831,354
                                                                         =========                ========

       As of June 30, 2001 and December 31, 2000, the Company's borrowings consisted of senior notes, commercial paper issuances and various other bank and term loans. The commercial paper issuances and certain bank loans are expected to be reborrowed in the ordinary course of business, depending on the Company's financing needs. The Company renegotiated its $900 million credit facilities in May 2001. Three new credit agreements: a $400 million Five Year Credit Agreement expiring May 29, 2006, a $300 million 364-Day Credit Agreement expiring May 28, 2002, and a $200 million 120-Day Credit Agreement expiring September 26, 2001 (collectively, the Agreements), replaced a $500 million agreement expiring July 31, 2002 and a $400 million Agreement expiring May 31, 2001. At June 30, 2001 and December 31, 2000, no amounts were outstanding under any of the Agreements.

       The $400 million Five Year Credit Agreement and the $300 million 364-Day Credit Agreement provide for borrowings at LIBOR plus 0.75% or 0.775%, and LIBOR plus 0.875% or 0.90%, respectively, based on the amount of facility utilization. The $200 million 120-Day Credit Agreement provides for borrowings at LIBOR

                                   (continued)
       plus 1.00%. The Company pays an annual fee of 0.125% on the $400 million facility, and 0.10% on the $300 million and $200 million facilities. All three Credit Agreements allow for borrowings at specified bid rates. At June 30, 2001 and December 31, 2000, the three-month LIBOR rate was 3.85% and 6.36%, respectively. The Agreements contain financial covenants requiring the Company to maintain certain financial ratios and standard provisions limiting leverage and liens. The Company was in compliance with these financial covenants at June 30, 2001 and December 31, 2000.

       The Company has an additional domestic bank line that provides for total borrowings of $100 million at June 30, 2001 and December 31, 2000, of which $25.0 million and $93.8 million, respectively, were unused. The Company's non-U.S. subsidiaries maintain bank credit facilities in various currencies that provided for available borrowings of $331.0 million and $349.3 million at June 30, 2001 and December 31, 2000, respectively, of which $293.6 million and $301.0 million, respectively, were unused. In some instances, borrowings against these credit facilities have been guaranteed by the Company to assure availability of funds at favorable rates.

       In April 2001, the Company filed a registration statement with the SEC. The registration statement became effective July 19, 2001. The Company may offer for sale up to $300 million of debt securities, the specific terms of which will be determined at the time of sale pursuant to the registration statement and market conditions.

(3) The following table summarizes the stockholders' equity of the Company at June 30, 2001 and at December 31, 2000 (in thousands):


                                                                     June 30, 2001       December 31, 2000
                                                                     -------------       -----------------
           Common Stock $.005 par value;
             200,000 shares authorized; issued
             45,378 shares at June 30, 2001
             and 45,377 shares at December 31, 2000                   $        227           $         227
           Additional paid in capital                                      719,760                 720,685
           Retained earnings                                               438,600                 426,322
           Accumulated other comprehensive losses                         (194,935)               (138,544)
           Treasury stock, 6,838 shares at June 30, 2001
             and 7,005 shares at December 31, 2000, at cost               (253,419)               (259,601)
           Unearned compensation                                               (83)                   (113)
                                                                       -----------             -----------

             Total stockholders' equity                               $    710,150           $     748,976
                                                                       ===========             ===========


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

       SFAS No.133 requires the transition adjustment, resulting from the adoption of these statements, to be reported in net income or accumulated other comprehensive income as the cumulative effect of a change in accounting principle. The amount of transition adjustment recorded in accumulated other comprehensive income as a result of recognizing the fair value of derivatives, designated as cash flow hedges, was a net unrealized loss of $1.5 million. There were no transition adjustments relating to hedges of net investments in foreign operations or fair value hedges. Upon adoption, the Company also forecasted to reclassify to earnings over the next twelve months a net loss of $0.8 million from the transition adjustment recorded in accumulated other comprehensive income. The amount of transition adjustment recorded in cost of goods sold as a result of recognizing the fair value of derivatives, not qualifying as hedges, was a net gain of $0.6 million.

       The Company is exposed to market risk associated with changes in interest rates, foreign currency exchange rates, and certain commodity prices. To enhance its ability to manage these market risks, the Company enters into derivative instruments pursuant to the Company's policies on hedging practices.

                                   (continued)

       Derivative instruments are entered into for periods consistent with the related underlying exposures and are designated, if applicable, as fair value hedges, cash flow hedges, net investment hedges, or non-qualifying hedges at inception of the hedge. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in fair value or cash flows of the underlying exposures being hedged. The Company mitigates the risk that the counter-party to these derivative instruments will fail to perform by only entering into derivative instruments with major financial institutions. The Company does not typically hedge its market risk exposures beyond three years and does not hold or issue derivative instruments for trading purposes.

       There were no gains or losses recognized in the first six months as a result of the discontinuance of cash flow hedges or due to hedge ineffectiveness. As of January 1, 2001 and during the first six months ended June 30, 2001, the Company has no outstanding derivative instruments relating to interest rates, no instruments designated as fair value hedges, and no hedges of net investments in foreign operations. Certain derivative instruments are not designated as hedging instruments as they hedge immaterial exposures.

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

       Changes in the fair value of foreign currency derivative instruments, qualifying as cash flow hedges, are reported in accumulated other comprehensive income. The gains or losses on these hedges are reclassified in earnings as the underlying hedged items affect earnings. As of June 30, 2001, the Company forecasted that $0.4 million of net losses in accumulated other comprehensive income will be reclassified into earnings within the next twelve months.

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

       Changes in the fair value of commodity derivative instruments qualifying as cash flow hedges are reported in accumulated other comprehensive income. The gains or losses are reclassified in earnings as the underlying hedged items affect earnings. As of June 30, 2001, it was forecasted that $5.3 million of net losses in accumulated other comprehensive income will be reclassified into earnings within the next twelve months.





                                   (continued)

(5)    Comprehensive income is determined as follows:

       Comprehensive Income (in thousands)


                                                         Three Months Ended June 30,        Six Months Ended June 30,
                                                         ---------------------------        -------------------------
                                                           2001           2000                  2001          2000
                                                           ----           ----                  ----          ----
         Net income                                   $  32,816     $   45,687               $   23,822    $   68,782
         Other comprehensive loss:
           Foreign currency translation
            adjustment                                  (20,700)       (11,811)                 (51,706)      (10,131)
           Cash flow hedges:
            Transition adjustment, net of tax                 -              -                     (976)            -
            Reclassification adjustment, net of tax         667              -                    1,219             -
            Net derivative losses, net of tax            (2,153)             -                   (4,928)            -
                                                      ---------       --------                 --------      --------

         Comprehensive income (loss)                $    10,630     $   33,876               $  (32,569)   $   58,651
                                                      =========       ========                 ========      ========


(6) Pursuant to a receivable sales agreement, $175 million of receivables were sold and excluded from the accompanying consolidated balance sheets at June 30, 2001 and December 31, 2000. The agreement provides for receivable sales up to $175 million, but is subject to decreases based on the level of eligible accounts receivable and restrictions relating to concentration of receivables. The discount rate on the receivables sold was 3.93% and 6.66% at June 30, 2001 and December 31, 2000, respectively.

(7) In the first half of 2000, the employment of several senior executives, including the Company's former chief executive officer and chief financial officer, was terminated. The Company negotiated agreements with these executives, resulting in severance costs of $6.7 million, of which $3.5 million and $3.2 million were charged to earnings in the first and second quarters of 2000, respectively.

(8) The Company's basic earnings per share are based upon the weighted average common shares outstanding during the period. The Company's diluted earnings per share are based upon the weighted average outstanding common shares and common share equivalents.

(9) Net income as set forth in the statements of operations is used in the computation of basic and diluted earnings per share information. Reconciliations of shares used in the computations of earnings per share are as follows (in thousands):



                                                      Three Months Ended June 30,            Six Months Ended June 30,
                                                      ---------------------------            -------------------------
                                                           2001           2000                     2001          2000
                                                           ----           ----                     ----          ----
         Weighted average common shares
           outstanding used in the computation
           of basic earnings per share                   38,472         38,030                   38,430        38,086
         Effect of dilutive securities:
             Non-vested restricted shares                     3             22                        3            22
             Stock options                                  531            129                      489            82
                                                       --------       --------                 --------      --------
         Weighted average common shares and
           equivalents used in the computation
           of diluted earnings per share                 39,006         38,181                   38,922        38,190
                                                       ========       ========                 ========      ========


(10) In 2001, the Company reorganized its operating segments. The primary change was that all air conditioning businesses in Europe, Asia, the Middle East and Latin America, portions of which were previously reported in Unitary Products Group, were combined and reported as part of overall Engineered Systems Group operations. Prior year amounts have been reclassified to conform to the current presentation. The table below represents the Company's operating results by segment (in thousands):


                                   (continued)

                                                             Three Months Ended June 30,            Six Months Ended June 30,
                                                             ---------------------------            -------------------------
                                                                 2001           2000                   2001           2000
         Net sales:
           Engineered Systems Group                         $   517,329    $    483,892          $    958,843     $    889,075
           York Refrigeration Group                             232,676         259,814               444,206          480,972
           Unitary Products Group                               227,508         233,978               401,451          403,026
           Bristol Compressors                                  162,773         162,424               330,823          325,002
           Eliminations                                         (62,814)        (73,711)             (115,746)        (134,674)
                                                            -----------     -----------           -----------       ----------
                                                            $ 1,077,472    $  1,066,397           $ 2,019,577      $ 1,963,401
                                                            ===========     ===========            ==========       ==========
           Eliminations include the following
             intersegment sales:
           Engineered Systems Group                         $     7,176    $     13,314           $    14,797      $    21,906
           York Refrigeration Group                               4,778           6,342                10,129           12,293
           Unitary Products Group                                16,572          18,052                29,075           30,041
           Bristol Compressors                                   34,288          36,003                61,745           70,434
                                                            -----------     -----------           -----------       ----------
           Eliminations                                     $    62,814    $     73,711           $   115,746      $   134,674
                                                            ===========     ===========            ==========       ==========

         Income from operations:
           Engineered Systems Group                         $    43,910    $     40,880           $    61,998      $    54,689
           York Refrigeration Group                              18,321          19,356                28,465           25,587
           Unitary Products Group                                24,770          23,005                37,522           32,287
           Bristol Compressors                                   17,303          19,773                34,066           41,166
           Eliminations, general corporate expenses
              and other non-allocated items                     (72,309)        (18,291)             (118,947)         (40,999)
                                                            -----------     -----------           -----------       ----------
                                                            $    31,995    $     84,723           $    43,104      $   112,730
         Equity in earnings of affiliates:
           Engineered Systems Group                         $    (1,090)   $     (1,361)          $    (1,114)     $    (2,630)
           York Refrigeration Group                                (103)           (501)                 (259)            (501)
           Unitary Products Group                                     -               -                     -                -
           Bristol Compressors                                     (654)           (783)                 (576)            (940)
                                                            -----------     -----------           -----------       ----------
                                                            $    (1,847)   $     (2,645)          $    (1,949)     $    (4,071)

         Earnings before interest and taxes (EBIT):
           Engineered Systems Group                         $    45,000    $     42,241           $    63,112      $    57,319
           York Refrigeration Group                              18,424          19,857                28,724           26,088
           Unitary Products Group                                24,770          23,005                37,522           32,287
           Bristol Compressors                                   17,957          20,556                34,642           42,106
           Eliminations, general corporate expenses
              and other non-allocated items                     (72,309)        (18,291)             (118,947)         (40,999)
           (Loss) gain on divestitures                                -            (988)                    -           26,902
                                                            -----------     -----------           -----------       ----------
                                                            $    33,842    $     86,380           $    45,053      $   143,703


         Interest expense, net                                   18,282          20,357                38,231           40,231
                                                            -----------     -----------           -----------       ----------

         Income before income taxes                         $    15,560    $     66,023           $     6,822      $   103,472

         (Benefit) provision for income taxes                   (17,256)         20,336               (17,000)          34,690
                                                            -----------     -----------           -----------       ----------

         Net income                                        $     32,816    $     45,687           $    23,822      $    68,782
                                                            ===========     ===========            ==========       ==========




                                   (continued)

                                                                  June 30, 2001          December 31, 2000
                                                                  -------------          -----------------
         Total assets:
              Engineered Systems Group                                  $1,035,406              $1,088,779
              York Refrigeration Group                                     577,416                 611,053
              Unitary Products Group                                       375,414                 323,045
              Bristol Compressors                                          267,548                 222,934
              Eliminations and other non-allocated assets                  452,617                 528,400
                                                                        ----------              ----------
                                                                        $2,708,401              $2,774,211
                                                                         =========               =========


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

         The Company has substantially completed executing the plan for integrating Sabroe into the York Refrigeration Group. The Sabroe portion of the plan included the Retech and Norrkoping manufacturing plant closures in Denmark and Sweden, respectively, certain duplicate sales and service office closures in Europe and Asia, product rationalizations, workforce reductions and other costs. The following table details the activity in the first half of 2001:

                                                          Remaining                 Utilized in              Remaining
                                                          Accruals at            Six Months Ended           Accruals at
         (in thousands)                                 December 31, 2000          June 30, 2001            June 30, 2001
          ------------                                  -----------------          -------------            -------------
         Severance costs                                    $1,000                     $  749                  $   251
         Contractual obligations                             1,149                      1,049                      100
         Other                                                 479                        218                      261
                                                            ------                     ------                  -------
                                                            $2,628                     $2,016                  $   612
                                                             =====                      =====                   ======


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

(13) In the second quarter of 2001, the first quarter of 2001, and the last two quarters of 2000, the Company recorded charges of $42.6 million, $24.9 million, and $52.6 million respectively, including $7.4 million, $2.9 million, and $4.5 million, respectively, charged to cost of goods sold, relating to plant closings and divestitures, product line and facility rationalizations, selling, general and administrative expense reductions and other one time costs.

         The 2000 and 2001 charges included write-downs for the impairment of fixed assets and other assets relating to facilities to be closed or divested and other impaired assets. These actions included the plant closure of the Unitary Products Group factory in Elyria, Ohio, the Engineered Systems Group Airside factory in Portland, Oregon, the York Refrigeration Group facility in San Antonio, Texas and factories in Asquith, Australia, Montevideo, Uruguay, and Barlassina, Italy. Severance and other accruals included planned reductions in workforce throughout the Company. Of the approximately 1,950 salary and wage employee reductions planned, approximately 250 remained at June 30, 2001. Detail of the activity in the first half of 2001 is as follows:








                                   (continued)

                                                                        Additional
                                               Non-cash                   Accrual                   Accrual
                                              Write-downs              Established    Utilized     Reduction
                                                in Six                    in Six       in Six       in Six
                                                Months      Remaining     Months       Months       Months       Remaining
                                                Ended      Accruals at     Ended        Ended        Ended      Accruals at
                                               June 30,     Dec. 31,     June 30,     June 30,     June 30,      June 30,
         (in thousands)                          2001         2000         2001         2001         2001          2001
          ------------                           ----         ----         ----         ----         ----          ----

         Fixed asset write-downs               $ 15,912      $      -     $      -     $      -     $      -     $      -
         Inventory write-downs                   10,301             -            -            -            -            -
         Other asset write-downs                    477             -            -            -            -            -
         Severance                                    -         5,526       18,158       13,397          692        9,595
         Contractual obligations                      -           738        4,308        2,637          515        1,894
         Other                                        -           600       19,939       14,527          412        5,600
                                              ---------      --------     --------     --------     --------     --------
                                              $  26,690      $  6,864     $ 42,405     $ 30,561     $  1,619     $ 17,089
                                              =========      ========     ========     ========     ========     ========


(14) In February 2000, the Company sold Northfield Freezing Systems, a supplier to the food processing industry, to FMC Corporation for $39.4 million. In April 2000, the Company sold another small business for $2.4 million. The sale of the two businesses resulted in a net pretax gain of $26.9 million in the first half of 2000.

(15) The benefit for income taxes of $17.3 million for the second quarter of 2001 and $17.0 million for year-to-date 2001 arose primarily from significant one-time tax benefits relating to certain foreign restructuring activities for which the Company will deduct the related costs for income tax purposes in 2001. The tax rate for normal operations was 30% for the first six months of 2001 compared to 31% for the same period of 2000. The tax rate improvement was the result of more effective foreign tax planning strategies and the commencement of new tax holidays in certain areas.

(16) Reference is made to Registrant's 2000 Annual Report on Form 10-K for more detailed financial statements and footnotes.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net Sales (in thousands)                             Three Months Ended June 30,              Six Months Ended June 30,
                                                     ---------------------------              -------------------------
                                                      2001               2000                  2001             2000
                                                      ----               ----                  ----             ----
Engineered Systems Group                         $  517,329         $  483,892            $  958,843       $  889,075
York Refrigeration Group                            232,676            259,814               444,206          480,972
Unitary Products Group                              227,508            233,978               401,451          403,026
Bristol Compressors                                 162,773            162,424               330,823          325,002
Eliminations                                        (62,814)           (73,711)             (115,746)        (134,674)
                                                  ---------          ---------             ---------        ---------
    Net Sales                                    $1,077,472         $1,066,397            $2,019,577       $1,963,401
                                                  =========          =========             =========        =========

U.S.                                                    50%                49%                   50%              50%
Non-U.S.                                                50%                51%                   50%              50%
                                                        ---                ---                   ---              ---
   Total                                               100%               100%                  100%             100%
                                                       ====               ====                  ====             ====


Net sales for the three months ended June 30, 2001 increased 1.0% to $1,077.5 million from $1,066.4 million for the same period in 2000. Net sales for the six months ended June 30, 2001 increased 2.9% to $2,019.6 million as compared to $1,963.4 million for the six months ended June 30, 2000. From a geographic perspective, for the three months ended June 30, 2001, U.S. sales increased 2.3% to $540.4 million and non-U.S sales decreased 0.2% to $537.1 million.

Order backlog at June 30, 2001 was $1,052.7 million compared to $1,083.4 million as of June 30, 2000 and $1,018.5 million as of December 31, 2000.

Engineered Systems Group (ESG) sales for the three months ended June 30, 2001 increased 6.9% to $517.3 million from $483.9 million for the same period in 2000. Year-to-date sales increased 7.8% to $958.8 million. The increase in sales was primarily due to strength in the North American equipment and service businesses.

York Refrigeration Group (YRG) sales for the three months ended June 30, 2001 decreased 10.4% to $232.7 million from $259.8 million for the same period in 2000. Year-to-date sales decreased 7.6% to $444.2 million. YRG's continued focus on improving the quality of its contracting business in Europe resulted in a planned reduction in contracting revenue. Equipment sales in Europe and the U.S. also declined from 2000.

Unitary Products Group (UPG) sales for the three months ended June 30, 2001 decreased 2.8% to $227.5 million from $234.0 million for the same period in 2000. Year-to-date sales decreased 0.4% to $401.5 million. The sales decrease resulted from declines in the North American unitary market and the manufactured housing market, partially offset by the development of new distribution activities in the first two quarters of 2001.

Bristol Compressors sales for the three months ended June 30, 2001 increased 0.2% to $162.8 million from $162.4 million for the same period in 2000. Year-to-date sales increased 1.8% to $330.8 million. Increased international sales offset the impact of the decline in the North American unitary market.

During the second quarter ended June 30, 2001, gross profit, excluding $7.4 million of restructuring charges, $9.6 million of one-time costs related to cost reduction actions, and $5.9 million related to a discontinued product line, decreased 2.7% to $232.4 million (21.6% of sales) from $238.8 million (22.4% of sales) during the second quarter



                                   (continued)
ended June 30, 2000. During the six months ended June 30, 2001, gross profit, excluding $10.3 million of restructuring charges, $13.5 million of one-time costs related to cost reduction actions, and $7.6 million related to a discontinued product line, decreased 0.6% to $422.2 million (20.9% of sales) from $424.8 million (21.6% of sales) during the same period of 2000. The decrease is primarily due to the impact of competitive margin pressures, changes in product mix, and increased investments relating to the Company's service business and distribution activities.

Selling, general and administrative expense (SG&A) decreased 7.8% to $142.3 million (13.2% of sales) in the second quarter ended June 30, 2001 from $154.4 million (14.5% of sales) in the second quarter ended June 30, 2000. For the six months ended June 30, 2001, SG&A expense decreased to $290.6 million (14.4% of sales) compared to $310.9 million (15.8% of sales) for the six months ended June 30, 2000. The decrease in dollars and percentage is primarily due to staff reductions and other cost reduction efforts. Also, included in SG&A for the first two quarters ended June 30, 2000 was $6.7 million of executive severance costs.

In October 2000, the Company announced initiation of a cost reduction process designed to result in savings of $25 million to $30 million in 2001, and continuing annual savings of $50 million to $60 million thereafter. These actions include plant closures and divestitures, product line and facility rationalizations, selling, general and administrative expense reductions and other one time costs. In the second quarter of 2001, the Company expanded the scope of the cost reduction process to include additional plant closings and staff reductions. These actions are expected to result in additional annual savings of $8 million in 2002 and thereafter. Total pre-tax charges to implement the cost reduction program are estimated to approximate $155 million, of which $85 million require cash payments. During the second quarter and first quarter of 2001, the Company recorded charges to operations of $52.2 million and $28.8 million, respectively, related to these cost reduction actions, including $17.0 million and $6.8 million, respectively, charged to cost of goods sold as discussed above. In 2000, the Company recorded charges to operations of $52.6 million, including $4.5 million charged to cost of goods sold. The charges included $20.3 million, $6.4 million, and $36.0 million in write-downs of various assets in the second quarter ended June 30, 2001, the first quarter ended March 31, 2001, and the year ended December 31, 2000, respectively.

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

Equity in earnings of affiliates was $1.8 million during the second quarter of 2001 as compared to $2.6 million during the second quarter of 2000. Year-to-date equity in earnings of affiliates was $1.9 million in 2001 compared to $4.1 million in 2000. The decline was due to a reduction in earnings at the Company's joint ventures in Malaysia and Spain.

In February 2000, the Company sold Northfield Freezing Systems, a supplier to the food processing industry, to FMC Corporation for $39.4 million. In April 2000, the Company sold another small business for $2.4 million. The sale of the two businesses resulted in a net pretax gain of $26.9 million in the first half of 2000.

During the second quarter ended June 30, 2001, earnings before interest and taxes (EBIT) decreased to $33.8 million (3.1% of sales) from $86.4 (8.1% of sales) for the same period in 2000. Excluding the charges discussed above and the loss on divestitures, EBIT for the second quarter ended June 30, 2001 increased to $91.9 million (8.5% of sales) from $90.3 million (8.5% of sales) for the second quarter ended June 30, 2000. EBIT, excluding the charges discussed above and the gain on divestitures, increased 7.1% to $133.6 million (6.6% of sales) for the six months ended June 30, 2001 from $124.7 million (6.4% of sales) for the same six months of 2000. The discussion below of each business unit's EBIT excludes the gain (loss) on divestitures and all charges discussed above.

ESG EBIT for the three months ended June 30, 2001 increased 6.5% to $45.0 million (8.7% of sales) from $42.2 million (8.7% of sales) for the same period in 2000. EBIT for the six months ended June 30, 2001 was $63.1 million compared to $57.3 million in 2000. The improvement resulted from increased sales, and manufacturing and SG&A cost reductions.


                                   (continued)

YRG EBIT for the three months ended June 30, 2001 decreased to $18.4 million (7.9% of sales) from $19.9 million (7.6% of sales) for the same period in 2000. EBIT for the six months ended June 30, 2001 was $28.7 million compared to $26.1 million in 2000. While the quarter was negatively impacted by pricing pressures and reduced volume in process refrigeration systems, year to date results improved as a result of the cost reduction actions and improved margins in the contracting business.

UPG EBIT for the three months ended June 30, 2001 increased 7.7% to $24.8 million (10.9% of sales) from $23.0 million (9.8% of sales) for the same period in 2000. EBIT for the six months ended June 30, 2001 was $37.5 million compared to $32.3 million in 2000. The improvement reflected the benefits of the cost reduction process.

Bristol Compressors EBIT for the three months ended June 30, 2001 decreased 12.6% to $18.0 million (11.0% of sales) from $20.6 million (12.7% of sales) for the same period in 2000. EBIT for the six months ended June 30, 2001 was $34.6 million compared to $42.1 million in 2000. The decline was due to a higher ratio of lower-margin product sales resulting from increased non-U.S. sales and increased production costs relating to employee benefits and higher energy prices.

Net interest expense decreased to $18.3 million for the second quarter of 2001. Year-to-date interest expense was $38.2 million compared to $40.2 million for the same six months in 2000. The decrease was due to lower average debt and moderately lower interest rates.

The benefit for income taxes of $17.3 million for the second quarter of 2001 and $17.0 million for year-to-date 2001 arose primarily from significant one-time tax benefits relating to certain foreign restructuring activities for which the Company will deduct the related costs for income tax purposes in 2001. The tax rate for normal operations was 30% for the first six months of 2001 compared to 31% for the same period of 2000. The tax rate improvement was the result of more effective foreign tax planning strategies and the commencement of new tax holidays in certain areas.

Net income, as a result of the above factors, was $32.8 million during the second quarter of 2001 as compared to $45.7 million during the second quarter of 2000. For the six months ended June 30, 2001, net income was $23.8 million compared to $68.8 million in the first six months of 2000.

Liquidity and Capital Resources

Working capital requirements are generally met through a combination of internally generated funds, bank lines of credit, commercial paper issuances, financing of trade receivables and credit terms from suppliers which approximate receivable terms to the Company's customers. The Company believes that these sources, including its $400 million Five Year Credit Agreement and its $300 million 364-Day Credit Agreement described below, will be sufficient to meet working capital needs during 2001. Additional sources of working capital include customer deposits and progress payments.

Working capital was $488.5 million and $539.8 million as of June 30, 2001 and December 31, 2000, respectively. The decrease was primarily the result of a decrease in inventory and an increase in short-term debt, partially offset by an increase in receivables and a reduction in accounts payable and accrued expenses. The improvement reflected the Company's increased emphasis on asset utilization. The current ratio was 1.50 at June 30, 2001, as compared to 1.59 for December 31, 2000.

Total indebtedness was $921.2 million at June 30, 2001, primarily consisting of borrowings of $475.7 million in commercial paper, $300.0 million of senior notes, and $75.0 million in bank lines.

At June 30, 2001, the Company had available a $400 million Five Year Credit Agreement expiring May 29, 2006, a $300 million 364-Day Credit Agreement expiring May 28, 2002, and a $200 million 120-Day Credit Agreement expiring September 26, 2001 (collectively, the Agreements). The $400 million Five Year Credit Agreement and the $300 million 364-Day Credit Agreement provide for borrowings at LIBOR plus 0.75% or 0.775%, and LIBOR plus 0.875% or 0.90%, respectively, based on the amount of facility utilization. The $200 million 120-Day Credit Agreement provides for borrowings at LIBOR plus 1.00%. The Company pays an annual fee of 0.125% on the $400 million facility, and 0.10% on the $300 million and $200 million facilities. All three Credit Agreements allow for

                                   (continued)
borrowings at specified bid rates. At June 30, 2001, the three-month LIBOR rate was 3.85%. The Agreements contain financial covenants requiring the Company to maintain certain financial ratios and standard provisions limiting leverage and liens. The Company was in compliance with these financial covenants at June 30, 2001.

Commercial paper borrowings are expected to be reborrowed in the ordinary course of business. The interest rate on the commercial paper was 4.25% as of June 30, 2001.

At June 30, 2001 and December 31, 2000, the Company had $300 million of senior notes outstanding. On June 1, 1998, the Company issued $200 million of 6.70% fixed rate senior notes having a maturity of ten years from the date of issue. The remaining $100 million ten-year senior notes bear interest at a 6.75% fixed rate and are due March 2003.

The Company has additional domestic bank lines that provide for total borrowings of $100 million at June 30, 2001 and December 31, 2000, of which $25.0 million and $93.8 million, respectively, were unused. The Company's non-U.S. subsidiaries maintain bank credit facilities in various currencies that provided for available borrowings of $331.0 million and $349.3 million at June 30, 2001 and December 31, 2000, respectively, of which $293.6 million and $301.0 million, respectively, were unused. In some instances, borrowings against these credit facilities have been guaranteed by the Company to assure availability of funds at favorable rates.

In April 2001, the Company filed a registration statement with the SEC. The registration statement became effective July 19, 2001. The Company may offer for sale up to $300 million of debt securities, the specific terms of which will be determined at the time of sale pursuant to the registration statement and market conditions.

Pursuant to a receivable sales agreement, $175 million of receivables were sold and excluded from the accompanying consolidated balance sheets at June 30, 2001 and December 31, 2000. The agreement provides for receivable sales up to $175 million, but is subject to decreases based on the level of eligible accounts receivable and restrictions relating to concentrations of receivables. The discount rate on the receivables sold was 3.93% and 6.66% at June 30, 2001 and December 31, 2000, respectively.

Because the Company's obligations under the credit and receivables sales agreements bear interest at floating rates, the Company's interest costs are sensitive to changes in prevailing interest rates.

Based on historical cash flows, the Company believes that it will be able to satisfy its principal and interest payment obligations and its working capital and capital expenditure requirements from operating cash flows together with the available financing.

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

Capital expenditures were $35.3 million for the six months ended June 30, 2001 as compared to $46.2 million for the same period of 2000. Capital expenditures currently anticipated for expanded capacity, cost reductions and the introduction of new products during the next twelve months are expected to be in excess of depreciation and amortization. These expenditures will be funded from a combination of operating cash flows and available financing.

Cash dividends of $0.15 per share were paid on common stock in the second quarter of 2001. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.




                                   (continued)

New Accounting Standards

In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The standard replaces SFAS No.125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. The standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement is not expected to materially impact the Company's financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, and specifies criteria for the recognition and reporting of intangible assets apart from goodwill.

Under Statement 142, beginning January 1, 2002 the Company will no longer amortize goodwill and intangible assets with indefinite lives, but instead will test those assets for impairment at least annually. Intangible assets with definite useful lives will be amortized over such lives to their estimated residual values. The Company is required to adopt Statement 142 on January 1, 2002, and within six months of that date, to assess in accordance with the provisions of the Statement whether there is an indication that any goodwill or other intangible assets with indefinite lives are impaired as of that date.

As soon as possible after a determination that any goodwill or other intangible assets may be impaired, but not later than December 31, 2002, the Company must re-compute the amount of such goodwill or other intangible asset with an indefinite life in accordance with the provisions of Statement 142. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle.

Because of the extensive effort needed to accumulate the information required to comply with Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements.

Forward-Looking Information - Risk Factors

To the extent the Company has made "forward-looking statements," certain risk factors could cause actual results to differ materially from those anticipated in such forward-looking statements including, but not limited to, competition, government regulation, environmental considerations and the successful implementation of the Company's cost reduction initiatives. Unseasonably cool spring or summer weather could adversely affect the Company's UPG residential air conditioning business and, similarly, the Bristol compressor business. The ESG air conditioning business could be affected by a slowdown in the large chiller market and by the acceptance of new product introductions. YRG could be adversely affected by the effects of declining European currencies. In addition, overall performance of the Company could be affected by any serious economic downturns in various world markets.

                           PART II - OTHER INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


Item 1   Legal Proceedings

                  Not Applicable


Item 2   Changes in Securities

                  Not Applicable


Item 3   Defaults Upon Senior Securities

                  Not Applicable


Item 4   Submission of Matters to a Vote of Security Holders


         (a) The Registrant's Annual Meeting of Stockholders was held on May 24, 2001.


         (b) Proxies were solicited for the meeting. All nominees for Director were elected and item (c) 2 and 3 (see below) were approved.


         (c) The following votes were cast at the Annual Meeting for the matters indicated below:



                  1.     Election of Directors                                      Votes For                Votes Withheld
                         ---------------------                                      ---------                --------------
                         Gerald C. McDonough                                       33,744,148                       545,315
                         Michael R. Young                                          33,978,850                       310,613
                         W. Michael Clevy                                          33,987,413                       302,050
                         Malcolm W. Gambill                                        33,980,548                       308,915
                         Robert F. B. Logan                                        33,983,154                       306,309
                         Paul J. Powers                                            33,984,678                       304,785
                         Donald M. Roberts                                         33,984,568                       304,895
                         James A. Urry                                             33,983,646                       305,817

                  2.     Proposal of the Amendment to the                           Votes For                 Votes Against
                         Employee Stock Option Purchase Plan                        ---------                 -------------
                                                                                   33,678,270                       580,241

                  3.     The appointment of KPMG                                    Votes For                 Votes Against
                         LLP as independent auditors                                ---------                 -------------
                                                                                   34,162,906                       109,926

                  4.     Shareholder proposal relating to                           Votes For                 Votes Against
                         maximizing value                                           ---------                 -------------
                                                                                    4,277,780                    26,463,238



Item 5   Other Information

                  Not Applicable

Item 6   Exhibits and Reports on Form 8-K

       (a) Exhibit 4.1 - 120-day CREDIT AGREEMENT, dated as of May 29, 2001, among YORK INTERNATIONAL CORPORATION, as borrower, the initial lenders named therein, as initial lenders, CITIBANK, N.A., as administrative agent, THE CHASE MANHATTAN BANK, as syndication agent, BANK OF TOKYO-MITSUBISHI and FIRST UNION NATIONAL BANK, as


                                   (continued)
              documentation agents, and JP MORGAN SECURITIES, INC. and SALOMON SMITH BARNEY INC., as joint lead arrangers and joint bookrunners.

              Exhibit 4.2 - 364-Day CREDIT AGREEMENT, dated as of May 29, 2001, among YORK INTERNATIONAL CORPORATION, as borrower, the initial lenders named therein, as initial lenders, CITIBANK, N.A., as administrative agent, THE CHASE MANHATTAN BANK, as syndication agent, BANK OF TOKYO-MITSUBISHI, FIRST UNION NATIONAL BANK, and FLEET NATIONAL BANK, as documentation agents, and JP MORGAN SECURITIES, INC. and SALOMON SMITH BARNEY INC., as joint lead arrangers and joint bookrunners.

              Exhibit 4.3 - FIVE YEAR CREDIT AGREEMENT, dated as of May 29, 2001, among YORK INTERNATIONAL CORPORATION, as borrower, the initial lenders and initial issuing bank named therein, as initial lenders and initial issuing bank, CITIBANK, N.A., as administrative agent, THE CHASE MANHATTAN BANK, as syndication agent, BANK OF TOKYO-MITSUBISHI, FIRST UNION NATIONAL BANK, and FLEET NATIONAL BANK, as documentation agents, and JP MORGAN SECURITIES, INC. and SALOMON SMITH BARNEY INC., as joint lead arrangers and joint bookrunners.

       (b)    None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned unto duly authorized.


                                             YORK INTERNATIONAL CORPORATION
                                             ------------------------------
                                                      Registrant




Date           July 30, 2001                         /S/ C. David Myers
     ---------------------------------       -----------------------------------
                                             C. David Myers
                                             Corporate Vice President and
                                             Chief Financial Officer