Form 10-Q
period 2001-09-30
YORK INTERNATIONAL CORP /DE/
filed 2001-11-13
CIK 842662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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


                              Yes   X            No
                                  -----             ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding at November 8, 2001
             -----                          -------------------------------
Common Stock, par value $.005                      38,885,024 shares

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001




                                      INDEX



                                                                                    Page No.
PART I.  FINANCIAL INFORMATION

  Item 1.         Financial Statements

                  Consolidated Condensed Statements of Operations - (Unaudited)
                  Three Months and Nine Months Ended September 30, 2001 and 2000 .        3

                  Consolidated Condensed Balance Sheets -
                  September 30, 2001 (Unaudited) and December 31, 2000 ...........        4

                  Consolidated Condensed Statements of Cash Flows - (Unaudited)
                  Nine Months Ended September 30, 2001 and 2000 ..................        5

                  Supplemental Notes to Consolidated Condensed
                  Financial Statements (Unaudited) ...............................        6

  Item 2.         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ..................       13

PART II.  OTHER INFORMATION

  Item 1.         Legal Proceedings ..............................................       19

  Item 2.         Changes in Securities ..........................................       19

  Item 3.         Defaults Upon Senior Securities ................................       19

  Item 4.         Submission of Matters to a Vote of Security Holders ............       19

  Item 5.         Other Information ..............................................       19

  Item 6.         Exhibits and Reports on Form 8-K ...............................       19

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


ITEM 1

FINANCIAL STATEMENTS

Consolidated Condensed Statements of Operations (unaudited)
-----------------------------------------------------------
(in thousands, except per share data)
                                                        Three Months Ended Sept. 30,        Nine Months Ended Sept. 30,
                                                       -----------------------------       -----------------------------
                                                          2001              2000              2001              2000
                                                       -----------       -----------       -----------       -----------
Net sales                                              $   946,932       $   948,968       $ 2,966,509       $ 2,912,369

Cost of goods sold                                         769,678           753,273         2,398,373         2,291,840
                                                       -----------       -----------       -----------       -----------

   Gross profit                                            177,254           195,695           568,136           620,529

Selling, general and administrative expenses               135,374           143,562           425,977           454,447

Restructuring, integration and other charges, net            3,840            28,462            61,015            29,681
                                                       -----------       -----------       -----------       -----------

   Income from operations                                   38,040            23,671            81,144           136,401

Interest expense, net                                       16,197            20,548            54,428            60,779
Gain on divestitures                                            --                --                --           (26,902)
Equity in earnings of affiliates                              (441)           (1,624)           (2,390)           (5,695)
                                                       -----------       -----------       -----------       -----------

   Income before income taxes                               22,284             4,747            29,106           108,219

Provision (benefit) for income taxes                         5,593           (10,509)          (11,407)           24,181
                                                       -----------       -----------       -----------       -----------

   Net income                                          $    16,691       $    15,256       $    40,513       $    84,038
                                                       ===========       ===========       ===========       ===========


Basic earnings per share                               $      0.43       $      0.40       $      1.05       $      2.21
                                                       ===========       ===========       ===========       ===========

Diluted earnings per share                             $      0.42       $      0.40       $      1.04       $      2.20
                                                       ===========       ===========       ===========       ===========

Cash dividends per share                               $      0.15       $      0.15       $      0.45       $      0.45
                                                       ===========       ===========       ===========       ===========

Weighted average common shares and
   common equivalents outstanding:
   Basic                                                    38,710            38,034            38,526            38,076
   Diluted                                                  39,285            38,232            39,043            38,170

See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
-------------------------------------
(in thousands)
                                                   September 30,    December 31,
                                                       2001             2000
                                                   ------------     ------------
                                                    (unaudited)
ASSETS

Current Assets:

  Cash and cash equivalents                         $   29,399      $   26,425
  Receivables                                          686,391         680,467
  Inventories:
    Raw material                                       164,388         187,136
    Work in process                                    134,800         122,232
    Finished goods                                     296,655         331,729
                                                    ----------      ----------
      Total inventories                                595,843         641,097

  Prepayments and other current assets                  94,922         109,820
                                                    ----------      ----------

    Total current assets                             1,406,555       1,457,809

Deferred income taxes                                   49,107          56,114
Investments in affiliates                               24,875          24,913
Property, plant and equipment, net                     468,904         484,297
Unallocated excess of cost
  over net assets acquired                             663,867         693,668
Deferred charges and other assets                       67,577          57,410
                                                    ----------      ----------

     Total assets                                   $2,680,885      $2,774,211
                                                    ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Notes payable and current portion
    of long-term debt                               $   58,698      $   64,268
  Accounts payable and accrued expenses                778,875         838,623
  Income taxes                                           1,852          15,117
                                                    ----------      ----------

    Total current liabilities                          839,425         918,008

Long-term warranties                                    43,188          40,728
Long-term debt                                         804,255         831,354
Postretirement benefit liabilities                     162,028         165,850
Other long-term liabilities                             80,719          69,295
                                                    ----------      ----------

    Total liabilities                                1,929,615       2,025,235

Stockholders' equity                                   751,270         748,976
                                                    ----------      ----------

    Total liabilities and stockholders' equity      $2,680,885      $2,774,211
                                                    ==========      ==========


See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (unaudited)
-----------------------------------------------------------
(in thousands)                                                   Nine Months Ended Sept. 30,
                                                                 ---------------------------
                                                                    2001              2000
                                                                    ----              ----
Cash flows from operating activities:
  Net income                                                     $  40,513         $  84,038
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization of property,
        plant and equipment                                         48,594            46,652
     Amortization of deferred charges and unallocated
       excess of cost over net assets acquired                      20,722            24,278
     Provision for doubtful accounts receivable                      6,749             4,774
     Effect of non-cash charges                                     27,610            32,649
     Gain on divestitures                                               --           (26,902)
     Deferred income taxes                                           6,737           (16,408)
     Loss on sale of fixed assets                                    2,800               320
     Other                                                             222               149
     Change in assets and liabilities net of effects from
      purchase of other companies and sale of businesses:
        Receivables                                                (12,518)            8,846
        Inventories                                                 34,843           (64,084)
        Prepayments and other current assets                        14,123            18,163
        Accounts payable and accrued expenses                      (72,264)          (49,407)
        Income taxes                                                (8,102)           (4,465)
        Other long-term assets and liabilities                         478             3,419
                                                                 ---------         ---------

Net cash provided by operating activities                          110,507            62,022
                                                                 ---------         ---------

Cash flows from investing activities:
  Purchases of and investments in other companies (net
    of cash acquired)                                                 (987)           (3,805)
  Proceeds from divestitures, net                                       --            41,826
  Capital expenditures                                             (65,437)          (67,595)
  Proceeds from sale of fixed assets                                   187             5,525
                                                                 ---------         ---------

Net cash used by investing activities                              (66,237)          (24,049)
                                                                 ---------         ---------

Cash flows from financing activities:
  Net borrowings (payments) of short-term debt                       8,800           (23,945)
  Net (payments) proceeds of commercial paper borrowings          (179,825)           46,454
  Net proceeds from issuance of senior notes                       197,623                --
  Net payments of other long-term debt                             (63,075)          (19,306)
  Common stock issued                                               12,384                15
  Treasury stock purchases                                             (44)           (7,535)
  Dividends paid                                                   (17,377)          (17,106)
                                                                 ---------         ---------

Net cash used by financing activities                              (41,514)          (21,423)
                                                                 ---------         ---------

Effect of exchange rate changes on cash                                218               366
                                                                 ---------         ---------

Net increase in cash and cash equivalents                            2,974            16,916
                                                                 ---------         ---------

Cash and cash equivalents at beginning of period                    26,425            39,514
                                                                 ---------         ---------

Cash and cash equivalents at end of period                       $  29,399         $  56,430
                                                                 =========         =========

See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Supplemental Notes To Consolidated Condensed Financial Statements (unaudited)


    (1) The consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the information presented is not misleading and the disclosures are adequate. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2001 and December 31, 2000, the results of operations for the three and nine month periods ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

    (2) The following table summarizes the indebtedness of the Company at September 30, 2001 and at December 31, 2000 (in thousands):

                                                               September 30, 2001     December 31, 2000
                                                               ------------------     -----------------
Notes payable and current portion of long-term debt:

  Bank loans (primarily foreign currency)                           $  56,060              $  47,260
  Current portion of long-term debt                                     2,638                 17,008
                                                                    ---------              ---------
    Total                                                           $  58,698              $  64,268
                                                                    =========              =========

  Long-term debt:
    Domestic bank lines at an average rate of 7.40%                 $      --              $   6,200
    Commercial paper, 3.32% interest in 2001
      and 6.96% in 2000                                               273,075                452,900
    Senior notes, 6.75% interest, due March 2003                      100,000                100,000
    Senior notes, 6.625% interest, due August 2006                    200,000                     --
    Senior notes, 6.70% interest, due June 2008                       200,000                200,000
    Other (primarily foreign term and bank loans) at an
      average rate of 6.37% in 2001 and 5.02% in 2000                  33,818                 89,262
                                                                    ---------              ---------

      Total                                                           806,893                848,362
  Less current portion                                                 (2,638)               (17,008)
                                                                    ---------              ---------
  Noncurrent portion                                                $ 804,255              $ 831,354
                                                                    =========              =========

         As of September 30, 2001 and December 31, 2000, the Company's borrowings consisted of senior notes, commercial paper issuances and various other bank and term loans. The commercial paper issuances and certain bank loans are expected to be reborrowed in the ordinary course of business, depending on the Company's financing needs. The Company renegotiated its $900 million credit facilities in May 2001. Three new credit agreements: a $400 million Five Year Credit Agreement expiring May 29, 2006, a $300 million 364-Day Credit Agreement expiring May 28, 2002, and a $200 million 120-Day Credit Agreement expiring September 26, 2001 (collectively, the Agreements), replaced a $500 million facility expiring July 31, 2002 and a $400 million facility expiring May 31, 2001. The Company cancelled the 120-Day Credit Agreement in August 2001 when it issued $200 million of 6.625% senior notes due August 2006. At September 30, 2001 and December 31, 2000, no amounts were outstanding under either the Agreements or the former credit facilities.

         The $400 million Five Year Credit Agreement and the $300 million 364-Day Credit Agreement provide for borrowings at LIBOR plus 0.75% or 0.775%, and LIBOR plus 0.875% or 0.90%, respectively, based on the amount of facility utilization. The Company pays an annual fee of 0.125% on the $400 million facility, and 0.10% on the $300 million facility. The Credit Agreements allow for borrowings at specified bid rates. At September 30, 2001 and December 31, 2000, the three-month LIBOR rate was 2.58% and 6.36%, respectively. The Agreements contain financial covenants requiring the Company to maintain certain

                                   (continued)
         financial ratios and standard provisions limiting leverage and liens. The Company was in compliance with its financial covenants at September 30, 2001 and December 31, 2000.

         The Company has an additional domestic bank line that provides for total borrowings of $100 million at September 30, 2001 and December 31, 2000, of which $100.0 million and $93.8 million, respectively, were unused. The Company's non-U.S. subsidiaries maintain bank credit facilities in various currencies that provided for available borrowings of $410.5 million and $349.3 million at September 30, 2001 and December 31, 2000, respectively, of which $320.4 million and $301.0 million, respectively, were unused. In some instances, borrowings against these credit facilities have been guaranteed by the Company to assure availability of funds at favorable rates.

    (3) The following table summarizes the stockholders' equity of the Company at September 30, 2001 and at December 31, 2000 (in thousands):

                                                            September 30, 2001       December 31, 2000
                                                            ------------------       -----------------
Common Stock $.005 par value;
  200,000 shares authorized;
  issued 45,381 shares at September 30, 2001
  and 45,377 shares at December 31, 2000                       $       227              $       227
Additional paid in capital                                         719,833                  720,685
Retained earnings                                                  449,458                  426,322
Accumulated other comprehensive losses                            (177,447)                (138,544)
Treasury stock, 6,496 shares at September 30, 2001
  and 7,005 shares at December 31, 2000, at cost                  (240,732)                (259,601)
Unearned compensation                                                  (69)                    (113)
                                                               -----------              -----------

  Total stockholders' equity                                   $   751,270              $   748,976
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


                                   (continued)

         There were no gains or losses recognized in the first nine months as a result of the discontinuance of cash flow hedges or due to hedge ineffectiveness. As of January 1, 2001 and during the nine months ended September 30, 2001, the Company has no outstanding derivative instruments relating to hedges of net investments in foreign operations. Certain derivative instruments are not designated as hedging instruments as they hedge immaterial exposures.

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

         Changes in the fair value of foreign currency derivative instruments, qualifying as cash flow hedges, are reported in accumulated other comprehensive income. The gains or losses on these hedges are reclassified in earnings as the underlying hedged items affect earnings. As of September 30, 2001, the Company forecasted that $0.7 million of net losses in accumulated other comprehensive income will be reclassified into earnings within the next twelve months.

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

         Changes in the fair value of commodity derivative instruments qualifying as cash flow hedges are reported in accumulated other comprehensive income. The gains or losses are reclassified in earnings as the underlying hedged items affect earnings. As of September 30, 2001, it was forecasted that $7.4 million of net losses in accumulated other comprehensive income will be reclassified into earnings within the next twelve months.

         Interest Rate Hedging

         The Company manages its interest rate risk by entering into both fixed and variable rate debt at the lowest possible costs. In addition, the Company may enter into interest rate swap contracts in order to achieve a cost effective mix of fixed and variable rate indebtedness. Under these contracts, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated from an agreed upon referenced notional amount. The notional amounts are not exchanged and no other cash payments are made unless the contract is terminated prior to maturity.

         At September 30, 2001 the Company had interest rate swap contracts to pay variable interest, based on the six-month LIBOR rate, and receive a fixed rate of interest of 6.625% on a notional amount of $100 million. At September 30, 2001, the fair value of these swap contracts was an unrealized gain of $3.8 million. The Company has designated its outstanding interest rate swap contracts as fair value hedges of an underlying fixed rate debt obligation. The fair value of these contracts is recorded in other long term assets or liabilities with a corresponding increase or decrease in the fixed rate debt obligation while the change in fair values of both the fair value hedge instruments and the underlying debt obligations are recorded as equal and offsetting unrealized gains and losses in the interest expense component of income statement. All existing fair value

                                   (continued)
         hedges are 100% effective. As a result, there is no impact on current earnings resulting from hedge ineffectiveness.

    (5)  Comprehensive income is determined as follows:

Comprehensive Income (in thousands)
                                            Three Months Ended Sept. 30,      Nine Months Ended Sept. 30,
                                            ----------------------------      ---------------------------
                                                  2001           2000               2001           2000
                                                  ----           ----               ----           ----
Net income                                   $  16,691      $  15,256          $  40,513      $  84,038
Other comprehensive income (loss):
  Foreign currency translation
   adjustment                                   19,787         (8,294)           (31,919)       (18,425)
  Cash flow hedges:
   Transition adjustment, net of tax                 -              -               (976)             -
   Reclassification adjustment, net of tax         900              -              2,119              -
   Net derivative losses, net of tax            (3,199)             -             (8,127)             -
                                             ---------      ---------          ---------      ---------

Comprehensive income                         $  34,179     $    6,962         $    1,610      $  65,613
                                             =========     ==========         ==========      =========

    (6) Pursuant to a receivable sales agreement, $175 million of receivables were sold and excluded from the accompanying consolidated condensed balance sheets at September 30, 2001 and December 31, 2000. The agreement provides for receivable sales up to $175 million, but is subject to decreases based on the level of eligible accounts receivable and restrictions relating to concentration of receivables. The discount rate on the receivables sold was 3.17% and 6.66% at September 30, 2001 and December 31, 2000, respectively.

    (7) In the first half of 2000, the employment of several senior executives, including the Company's former chief executive officer and chief financial officer, was terminated. The Company negotiated agreements with these executives, resulting in severance costs of $6.7 million which were charged to earnings in the first half of 2000.

    (8) Net income as set forth in the consolidated condensed statements of operations is used in the computation of basic and diluted earnings per share information. Reconciliations of shares used in the computations of earnings per share are as follows (in thousands):

                                                     Three Months Ended Sept. 30,       Nine Months Ended Sept. 30,
                                                     ----------------------------       ---------------------------
                                                           2001           2000               2001           2000
                                                           ----           ----               ----           ----
         Weighted average common shares
           outstanding used in the computation
           of basic earnings per share                   38,710         38,034             38,526         38,076
         Effect of dilutive securities:
             Non-vested restricted shares                     3              7                  3              7
             Stock options                                  572            191                514             87
                                                         ------         ------             ------         ------
         Weighted average common shares and
           equivalents used in the computation
           of diluted earnings per share                 39,285         38,232             39,043         38,170
                                                         ======         ======             ======         ======

    (9) In 2001, the Company reorganized its operating segments. The primary change was that all air conditioning businesses in Europe, Asia, the Middle East and Latin America, portions of which were previously reported in Unitary Products Group, were combined and reported as part of overall Engineered Systems Group operations. Prior year amounts have been reclassified to conform to the current presentation. The table below represents the Company's operating results by segment (in thousands):


                                   (continued)

                                                Three Months Ended Sept. 30,        Nine Months Ended Sept. 30,
                                                ----------------------------        ---------------------------
                                                   2001              2000              2001              2000
                                                   ----              ----              ----              ----
Net sales:
  Engineered Systems Group                      $   480,640       $   463,648       $ 1,439,483       $ 1,352,723
  York Refrigeration Group                          224,761           240,949           668,967           721,921
  Unitary Products Group                            189,836           200,787           591,287           603,813
  Bristol Compressors                               102,910           106,349           433,733           431,351
  Eliminations                                      (51,215)          (62,765)         (166,961)         (197,439)
                                                -----------       -----------       -----------       -----------
                                                $   946,932       $   948,968       $ 2,966,509       $ 2,912,369
                                                ===========       ===========       ===========       ===========
  Eliminations include the following
    intersegment sales:
  Engineered Systems Group                      $     3,418       $    12,877       $    18,215       $    34,783
  York Refrigeration Group                            5,278             5,721            15,407            18,014
  Unitary Products Group                             17,034            16,358            46,109            46,399
  Bristol Compressors                                25,485            27,809            87,230            98,243
                                                -----------       -----------       -----------       -----------
  Eliminations                                  $    51,215       $    62,765       $   166,961       $   197,439
                                                ===========       ===========       ===========       ===========

Income from operations:
  Engineered Systems Group                      $    32,538       $    28,483       $    94,536       $    83,172
  York Refrigeration Group                           11,419            14,929            39,884            40,516
  Unitary Products Group                             14,978            15,390            52,500            47,677
  Bristol Compressors                                 4,909             3,750            38,975            44,916
  Eliminations, general corporate expenses
    and other non-allocated items                   (25,804)          (38,881)         (144,751)          (79,880)
                                                -----------       -----------       -----------       -----------
                                                $    38,040       $    23,671       $    81,144       $   136,401
                                                ===========       ===========       ===========       ===========
Equity in (earnings) losses of affiliates:
  Engineered Systems Group                      $      (473)      $    (1,103)      $    (1,587)      $    (3,733)
  York Refrigeration Group                              (77)             (103)             (336)             (604)
  Unitary Products Group                                 --                --                --                --
  Bristol Compressors                                   109              (418)             (467)           (1,358)
                                                -----------       -----------       -----------       -----------
                                                $      (441)      $    (1,624)      $    (2,390)      $    (5,695)
                                                ===========       ===========       ===========       ===========

Earnings before interest and taxes (EBIT):
  Engineered Systems Group                      $    33,011       $    29,586       $    96,123       $    86,905
  York Refrigeration Group                           11,496            15,032            40,220            41,120
  Unitary Products Group                             14,978            15,390            52,500            47,677
  Bristol Compressors                                 4,800             4,168            39,442            46,274
  Eliminations, general corporate expenses
    and other non-allocated items                   (25,804)          (38,881)         (144,751)          (79,880)
  Gain on divestitures                                   --                --                --            26,902
                                                -----------       -----------       -----------       -----------
                                                     38,481            25,295            83,534           168,998


Interest expense, net                                16,197            20,548            54,428            60,779
                                                -----------       -----------       -----------       -----------

Income before income taxes                           22,284             4,747            29,106           108,219

Provision (benefit) for income taxes                  5,593           (10,509)          (11,407)           24,181
                                                -----------       -----------       -----------       -----------

Net income                                      $    16,691       $    15,256       $    40,513       $    84,038
                                                ===========       ===========       ===========       ===========

                                   (continued)

                                                           September 30, 2001        December 31, 2000
                                                           ------------------        -----------------
Total assets:
     Engineered Systems Group                                  $1,047,065                $1,088,779
     York Refrigeration Group                                     582,497                   611,053
     Unitary Products Group                                       350,604                   323,045
     Bristol Compressors                                          225,066                   222,934
     Eliminations and other non-allocated assets                  475,653                   528,400
                                                               ----------                ----------
                                                               $2,680,885                $2,774,211
                                                               ==========                ==========

    (10) In June 1999, the Company acquired all of the outstanding capital stock of Sabroe A/S (Sabroe), a Danish company, for $407.1 million in cash and assumed debt of $216.0 million. Sabroe was a world leader in supplying refrigeration systems and products. In connection with the acquisition, the Company developed a plan to restructure Sabroe operations and integrate Sabroe with the Company's pre-existing refrigeration business.

         The Company has substantially completed executing the plan for integrating Sabroe into the York Refrigeration Group. The Sabroe portion of the plan included the Retech and Norrkoping manufacturing plant closures in Denmark and Sweden, respectively, certain duplicate sales and service office closures in Europe and Asia, product rationalizations, workforce reductions and other costs. The following table details the activity in the first nine months of 2001:

                                                 Remaining                 Utilized in              Remaining
                                                 Accruals at            Nine Months Ended          Accruals at
(in thousands)                                  Dec. 31, 2000            Sept. 30, 2001           Sept. 30, 2001
 ------------                                   -------------            --------------           --------------
Severance costs                                    $1,000                     $  823                  $   177
Contractual obligations                             1,149                        987                      162
Other                                                 479                        468                       11
                                                   ------                     ------                  -------
                                                   $2,628                     $2,278                  $   350
                                                   ======                     ======                  =======

    (11) In 1999 and 2000, the Company recorded charges to operations relating to the acquisition of Sabroe and the related restructuring and integration of the York Refrigeration business. The Company recorded a net credit of $0.2 million and net expenses of $1.0 million in the three months and nine months ended September 30, 2000, respectively, for integration activities.

    (12) The Company recorded numerous charges relating to plant closings and divestitures, product line and facility rationalizations, selling, general and administrative expense reductions and other one time costs. In the third quarter and first three quarters of 2001, the Company recorded charges of $7.4 million and $74.8 million, respectively, including $3.5 million and $13.8 million, respectively, charged to cost of goods sold. In the third and fourth quarters of 2000, the Company recorded charges of $33.2 million, including $4.5 million charged to cost of goods sold, and $19.4 million, respectively.

         The 2000 and 2001 charges included write-downs for the impairment of fixed assets and other assets relating to facilities to be closed or divested and other impaired assets. These actions included the closure of the Unitary Products Group factory in Elyria, Ohio, the Engineered Systems Group Airside factory in Portland, Oregon, the York Refrigeration Group facility in San Antonio, Texas and factories in Sparta, North Carolina, Asquith, Australia, Montevideo, Uruguay, and Barlassina, Italy. Severance and other accruals included planned reductions in workforce throughout the Company. Of the approximately 1,950 salary and wage employee reductions planned, approximately 250 remained at September 30, 2001. Detail of the activity in the first nine months of 2001 is as follows:


                                   (continued)

                                                    Additional
                            Non-cash                  Accrual                   Accrual
                           Write-downs              Established    Utilized    Reduction
                             in Nine                   in Nine      in Nine     in Nine
                              Months     Remaining     Months       Months       Months      Remaining
                              Ended     Accruals at     Ended        Ended       Ended      Accruals at
                             Sept. 30,    Dec. 31,     Sept. 30,    Sept. 30,   Sept. 30,    Sept. 30,
(in thousands)                 2001         2000         2001         2001        2001         2001
--------------                 ----         ----         ----         ----        ----         ----
Fixed asset write-downs      $16,468      $    --      $    --      $    --      $    --      $    --
Inventory write-downs         10,439           --           --           --           --           --
Other asset write-downs          703           --           --           --           --           --
Severance                         --        5,526       21,815       16,814        1,588        8,939
Contractual obligations           --          738        5,672        2,924          515        2,971
Other                             --          600       22,355       17,864          506        4,585
                             -------      -------      -------      -------      -------      -------
                             $27,610      $ 6,864      $49,842      $37,602      $ 2,609      $16,495
                             =======      =======      =======      =======      =======      =======

    (13) In early 2000, the Company sold Northfield Freezing Systems, a supplier to the food processing industry, and another small business. The sale of the two businesses resulted in a net pretax gain of $26.9 million in the first half of 2000.

    (14) The income tax provision was $5.6 million for the third quarter of 2001. The benefit of $11.4 million for the nine months ended September 30, 2001 arose primarily from significant one-time tax benefits relating to certain foreign restructuring activities for which the Company will deduct the related costs for income tax purposes in 2001. The tax rate for normal operations was 30% for the first nine months of 2001 compared to 31% for the same period of 2000. The tax rate improvement was the result of more effective foreign tax planning strategies and the commencement of new tax holidays in certain areas.

    (15) Reference is made to registrant's 2000 Annual Report on Form 10-K for more detailed consolidated financial statements and footnotes.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net Sales (in thousands)       Three Months Ended Sept. 30,         Nine Months Ended Sept. 30,
                               ----------------------------         ---------------------------
                                  2001               2000              2001               2000
                                  ----               ----              ----               ----
Engineered Systems Group      $   480,640        $   463,648        $ 1,439,483        $ 1,352,723
York Refrigeration Group          224,761            240,949            668,967            721,921
Unitary Products Group            189,836            200,787            591,287            603,813
Bristol Compressors               102,910            106,349            433,733            431,351
Eliminations                      (51,215)           (62,765)          (166,961)          (197,439)
                              -----------        -----------        -----------        -----------
    Net Sales                 $   946,932        $   948,968        $ 2,966,509        $ 2,912,369
                              ===========        ===========        ===========        ===========

U.S.                                   47%                52%                49%                50%
Non-U.S                                53%                48%                51%                50%
                              -----------        -----------        -----------        -----------
   Total                              100%               100%               100%               100%
                              ===========        ===========        ===========        ===========

Net sales for the three months ended September 30, 2001 decreased 0.2% to $946.9 million from $949.0 million for the same period in 2000. Net sales for the nine months ended September 30, 2001 increased 1.9% to $2,966.5 million as compared to $2,912.4 million for the nine months ended September 30, 2000. From a geographic perspective, for the three months ended September 30, 2001, U.S. sales decreased 9.1% to $446.5 million and non-U.S. sales increased 9.4% to $500.4 million.

Order backlog at September 30, 2001 was $995.5 million compared to $1,057.2 million as of September 30, 2000 and $1,018.5 million as of December 31, 2000.

Engineered Systems Group (ESG) sales for the three months ended September 30, 2001 increased 3.7% to $480.6 million from $463.6 million for the same period in 2000. Year-to-date sales increased 6.4% to $1,439.5 million. The increase in sales was primarily due to strength in the global service businesses.

York Refrigeration Group (YRG) sales for the three months ended September 30, 2001 decreased 6.7% to $224.8 million from $240.9 million for the same period in 2000, reflecting the impact of lower shipments in the North American food and beverage and process refrigeration equipment markets. Year-to-date sales decreased 7.3% to $669.0 million due to sales declines in the aforementioned markets and a planned reduction in contracting revenue. The decline in contracting revenue resulted from YRG's continued focus on improving the quality of its contracting business in Europe.

Unitary Products Group (UPG) sales for the three months ended September 30, 2001 decreased 5.5% to $189.8 million from $200.8 million for the same period in 2000. Year-to-date sales decreased 2.1% to $591.3 million. The sales decrease resulted from declines in the North American unitary and manufactured housing markets, partially offset by the development of new distribution activities in 2001.

Bristol Compressors sales for the three months ended September 30, 2001 decreased 3.2% to $102.9 million from $106.3 million for the same period in 2000 due to the decline in the North American unitary market, partially offset by increased international sales. Year-to-date sales increased 0.6% to $433.7 million. Increased international sales offset the impact of the decline in the North American unitary market for the nine months ended September 30, 2001.

                                   (continued)

During the third quarter of 2001, the Company recorded in cost of goods sold $3.5 million of restructuring charges related to inventory write-downs and warranty accruals and $7.4 million of one-time costs related to cost reduction actions.

In the third quarter of 2000, the Company settled an insurance claim related to the Grantley accident and recorded a $9.1 million benefit to cost of goods sold. The benefit was partially offset by an unrelated settlement of $2.8 million due to a claim from a 1991 project. Additionally, in the third quarter of 2000, the Company recorded in cost of goods sold $0.5 million of operating costs related to cost reduction actions and $4.5 million of restructuring charges related to inventory write-downs and warranty accruals. Also, a net credit of $0.9 million related to 1999 inventory write-downs was recorded in cost of goods sold during the third quarter of 2000.

In the third quarter of 2001, gross profit, excluding all of the items discussed above, decreased 2.7% to $188.1 million (19.9% of sales) from $193.4 million (20.4% of sales) during the same period of 2000. Gross profit, excluding $13.8 million of restructuring charges, $20.8 million of one-time costs related to cost reduction actions, and $7.6 million related to a discontinued product line, was $610.4 million (20.6% of sales) for the nine months ended September 30, 2001. For the nine months ended September 30, 2000, gross profit, excluding all of the items discussed above, was $618.3 million (21.2% of sales). The decrease is primarily due to the impact of competitive margin pressures, changes in product mix, and increased investments relating to the Company's service business and distribution activities.

Selling, general and administrative expense (SG&A) decreased 5.3% to $135.4 million (14.3% of sales) in the third quarter ended September 30, 2001 from $142.9 million (15.1% of sales), exclusive of $0.6 million relating to cost reduction actions, in the third quarter ended September 30, 2000. For the nine months ended September 30, 2001, SG&A expense decreased 4.7% to $426.0 million (14.4% of sales) from $447.1 million (15.4% of sales), exclusive of $0.6 million relating to cost reduction actions and $6.7 million of executive severance costs, for the same period of 2000. The decrease in dollars and percentage is primarily due to staff reductions and other cost reduction efforts, partially offset by increased engineering and product development costs.

In October 2000, the Company announced initiation of a cost reduction process designed to result in savings of $25 million to $30 million in 2001, and continuing annual savings of $50 million to $60 million thereafter. These actions include plant closures and divestitures, product line and facility rationalizations, selling, general and administrative expense reductions and other one time costs. In the second quarter of 2001, the Company expanded the scope of the cost reduction process to include additional plant closings and staff reductions. These actions are expected to result in additional annual savings of $8 million in 2002 and thereafter. Total pre-tax charges to implement the cost reduction program are estimated to approximate $165 million, of which $100 million require cash payments. During the third quarter and first three quarters of 2001, the Company recorded charges to operations of $14.7 million and $95.7 million, respectively, related to these cost reduction actions, including $10.9 million and $34.7 million, respectively, charged to cost of goods sold as discussed above. Also, in the third and fourth quarters of 2000, the Company recorded charges of $33.2 million and $19.4 million, respectively, including $4.5 million charged to cost of goods sold in the third quarter, related to these actions. The charges included $0.9 million and $27.6 million in write-downs of various assets in the three months ended September 30, 2001 and the nine months ended September 30, 2001, respectively. Also, in the three months ended September 30, 2000 and the three months ended December 31, 2000, the charges included $23.6 million and $12.4 million, respectively, in write-downs of various assets.

In 1999 and 2000, the Company recorded charges to operations relating to the acquisition of Sabroe and the related restructuring and integration of the York Refrigeration business. The Company recorded a net credit of $0.2 million and net expenses of $1.0 million in the three months and nine months ended September 30, 2000, respectively, for integration activities.

Equity in earnings of affiliates was $0.4 million during the third quarter of 2001 as compared to $1.6 million during the third quarter of 2000. Year-to-date equity in earnings of affiliates was $2.4 million in 2001 compared to $5.7 million in 2000. The decline was due to a reduction in earnings at the Company's joint ventures in Malaysia, Spain and Scroll Technologies.

In early 2000, the Company sold Northfield Freezing Systems, a supplier to the food processing industry, and another small business. The sale of the two businesses resulted in a net pretax gain of $26.9 million in the first half of 2000.

During the third quarter ended September 30, 2001, earnings before interest and taxes (EBIT) increased to $38.5 million (4.1% of sales) from $25.3 million (2.7% of sales) for the same period in 2000. Excluding the items

                                   (continued)
discussed above, EBIT for the third quarter ended September 30, 2001 increased to $53.2 million (5.6% of sales) from $52.1 million (5.5% of sales) for the third quarter ended September 30, 2000. EBIT, excluding the items discussed above and the gain on divestitures, increased 5.6% to $186.8 million (6.3 % of sales) for the nine months ended September 30, 2001 from $176.9 million (6.1% of sales) for the same nine months of 2000. The discussion below of each business unit's EBIT excludes the gain on divestitures and all items discussed above.

ESG EBIT for the three months ended September 30, 2001 increased 11.6% to $33.0 million (6.9% of sales) from $29.6 million (6.4% of sales) for the same period in 2000. EBIT for the nine months ended September 30, 2001 was $96.1 million compared to $86.9 million in 2000. The improvement resulted from increased service revenue, and manufacturing and SG&A cost reductions.

YRG EBIT for the three months ended September 30, 2001 decreased 23.5% to $11.5 million (5.1% of sales) from $15.0 million (6.2% of sales) for the same period in 2000. EBIT for the nine months ended September 30, 2001 was $40.2 million compared to $41.1 million in 2000. The decrease was due to pricing pressures and reduced volume in the North American market, partially offset by the benefits of cost reduction actions.

UPG EBIT for the three months ended September 30, 2001 decreased 2.7% to $15.0 million (7.9% of sales) from $15.4 million (7.7% of sales) for the same period in 2000. EBIT for the nine months ended September 30, 2001 was $52.5 million compared to $47.7 million in 2000. The improvement in EBIT as a percent of sales reflected the benefits of the cost reduction process, partially offset by costs associated with distribution changes.

Bristol Compressors EBIT for the three months ended September 30, 2001 increased 15.2% to $4.8 million (4.7% of sales) from $4.2 million (3.9% of sales) for the same period in 2000. The improvement resulted from lower production costs. EBIT for the nine months ended September 30, 2001 was $39.4 million compared to $46.3 million in 2000. The decline in year-to-date results was due to a higher ratio of lower-margin product sales resulting from increased non-U.S. sales and increased production costs relating to employee benefits and higher energy prices.

Net interest expense decreased to $16.2 million for the third quarter of 2001. Interest expense was $54.4 million for the nine months ended September 30, 2001 compared to $60.8 million for the same period in 2000. The decrease was due to lower average debt and lower interest rates.

The income tax provision was $5.6 million for the third quarter of 2001. The benefit of $11.4 million for the nine months ended September 30, 2001 arose primarily from significant one-time tax benefits relating to certain foreign restructuring activities for which the Company will deduct the related costs for income tax purposes in 2001. The tax rate for normal operations was 30% for the first nine months of 2001 compared to 31% for the same period of 2000. The tax rate improvement was the result of more effective foreign tax planning strategies and the commencement of new tax holidays in certain areas.

Net income, as a result of the above factors, was $16.7 million during the third quarter of 2001 as compared to $15.3 million during the third quarter of 2000. For the nine months ended September 30, 2001, net income was $40.5 million compared to $84.0 million for the first nine months of 2000.

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

Working capital was $567.1 million and $539.8 million as of September 30, 2001 and December 31, 2000, respectively. The increase was primarily the result of a reduction in accounts payable and accrued expenses, partially offset by a decrease in inventory. The current ratio was 1.68 at September 30, 2001, as compared to 1.59 at December 31, 2000.


                                   (continued)

Total indebtedness was $863.0 million at September 30, 2001, primarily consisting of borrowings of $273.1 million in commercial paper and $500.0 million of senior notes.

At September 30, 2001, the Company had available a $400 million Five Year Credit Agreement expiring May 29, 2006 and a $300 million 364-Day Credit Agreement expiring May 28, 2002 (collectively, the Agreements). The $400 million Five Year Credit Agreement and the $300 million 364-Day Credit Agreement provide for borrowings at LIBOR plus 0.75% or 0.775%, and LIBOR plus 0.875% or 0.90%, respectively, based on the amount of facility utilization. The Company pays an annual fee of 0.125% on the $400 million facility, and 0.10% on the $300 million facility. The Credit Agreements allow for borrowings at specified bid rates. At September 30, 2001, the three-month LIBOR rate was 2.58%. The Agreements contain financial covenants requiring the Company to maintain certain financial ratios and standard provisions limiting leverage and liens. The Company was in compliance with these financial covenants at September 30, 2001.

Commercial paper borrowings are expected to be reborrowed in the ordinary course of business. The interest rate on the commercial paper was 3.32% as of September 30, 2001.

At September 30, 2001 and December 31, 2000, the Company had $500 million and $300 million, respectively, of senior notes outstanding. In August 2001, the Company issued $200 million of 6.625% senior notes due August 2006. In June 1998, the Company issued $200 million of 6.70% fixed rate senior notes having a maturity of ten years from the date of issue. The remaining $100 million ten-year senior notes bear interest at a 6.75% fixed rate and are due March 2003.

The Company has additional domestic bank lines that provide for total borrowings of $100 million at September 30, 2001 and December 31, 2000, of which $100.0 million and $93.8 million, respectively, were unused. The Company's non-U.S. subsidiaries maintain bank credit facilities in various currencies that provided for available borrowings of $410.5 million and $349.3 million at September 30, 2001 and December 31, 2000, respectively, of which $320.4 million and $301.0 million, respectively, were unused. In some instances, borrowings against these credit facilities have been guaranteed by the Company to assure availability of funds at favorable rates.

The Company filed a SEC registration statement, which became effective July 2001, to issue up to $300 million of debt securities. In August 2001, the Company issued $200 million of senior notes. The Company may issue up to an additional $100 million of debt securities, the specific terms of which will be determined at the time of sale pursuant to the registration statement and market conditions.

Pursuant to a receivable sales agreement, $175 million of receivables were sold and excluded from the accompanying consolidated condensed balance sheets at September 30, 2001 and December 31, 2000. The agreement provides for receivable sales up to $175 million, but is subject to decreases based on the level of eligible accounts receivable and restrictions relating to concentrations of receivables. The discount rate on the receivables sold was 3.17% and 6.66% at September 30, 2001 and December 31, 2000, respectively.

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

Capital expenditures were $65.4 million for the nine months ended September 30, 2001 as compared to $67.6 million for the same period of 2000. Capital expenditures currently anticipated for expanded capacity, cost reductions and the

                                   (continued)
introduction of new products during the next twelve months are expected to be in excess of depreciation and amortization. These expenditures will be funded from a combination of operating cash flows and available financing.

Cash dividends of $0.15 per share were paid on common stock in the third quarter of 2001. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

New Accounting Standards

In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The standard replaces SFAS No.125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. The standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This Statement is not expected to materially impact the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." Statement 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, and specifies criteria for the recognition and reporting of intangible assets apart from goodwill. This Statement is not expected to materially impact the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under Statement 142, the Company will no longer amortize goodwill and intangible assets with indefinite lives, but instead will test those assets for impairment at least annually. Intangible assets with definite useful lives will be amortized over such lives to their estimated residual values. The Company is required to adopt Statement 142 on January 1, 2002, and within six months of that date, to assess in accordance with the provisions of the Statement whether there is an indication that any goodwill or other intangible assets with indefinite lives are impaired as of that date. As soon as possible after a determination that any goodwill or other intangible assets may be impaired, but not later than December 31, 2002, the Company must re-compute the amount of such goodwill or other intangible asset with an indefinite life in accordance with the provisions of Statement 142. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle. Due to the extensive effort needed to accumulate the information required to comply with Statement 142, it is not practicable to reasonably estimate the full impact of adopting this Statement on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. This Statement is not expected to materially impact the Company's consolidated financial statements.

Forward-Looking Information - Risk Factors

To the extent the Company has made "forward-looking statements," certain risk factors could cause actual results to differ materially from those anticipated in such forward-looking statements including, but not limited to, competition, government regulation, environmental considerations and the successful implementation of the Company's cost reduction initiatives. Unseasonably cool spring or summer weather could adversely affect the Company's UPG


                                   (continued)
residential air conditioning business and, similarly, the Bristol compressor business. The ESG air conditioning business could be affected by a slowdown in the large chiller market and by the acceptance of new product introductions. YRG could be adversely affected by the effects of declining European currencies. In addition, overall performance of the Company could be affected by declining worldwide economic conditions or slowdowns resulting from world events, including the September 11, 2001 terrorist attacks on the United States.

                           PART II - OTHER INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


Item 1   Legal Proceedings

                  Not Applicable


Item 2   Changes in Securities

                  Not Applicable


Item 3   Defaults Upon Senior Securities

                  Not Applicable


Item 4   Submission of Matters to a Vote of Security Holders

                  Not Applicable


Item 5   Other Information

                  Not Applicable


Item 6   Exhibits and Reports on Form 8-K

         (a) Exhibit 10.1 - Amended and Restated Executive Deferred Compensation Plan, dated as of July 1, 2001.

         (b)      None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned unto duly authorized.


                                        YORK INTERNATIONAL CORPORATION
                                                   Registrant





Date    November 8, 2001                          /S/ C. David Myers
     -----------------------            ---------------------------------------
                                        C. David Myers
                                        Corporate Vice President and
                                        Chief Financial Officer