Form 10-K
period 2001-12-31
YORK INTERNATIONAL CORP /DE/
filed 2002-03-27
CIK 842662

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                        COMMISSION FILE NUMBER: 1-10863

                             ---------------------

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
         (Address and telephone number of principal executive offices)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                  -----------------------------------------
   Common Stock, $.005 Par Value Per Share                 New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 22, 2002, there were 39,275,428 shares of the registrant's Common Stock outstanding, and the aggregate market value of the Common Stock held by non-affiliates was $1,344,970,606 based on the closing price of the Common Stock on the New York Stock Exchange Composite Transactions of such date. (Only officers and directors of the registrant are assumed to be affiliates for purposes of this calculation.)

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Financial Statements and Review of Operations for the year ended December 31, 2001 are incorporated by reference into Parts I, II and IV.

     Portions of the registrant's definitive Proxy Statement pertaining to the Annual Meeting, to be held May 23, 2002, are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         YORK INTERNATIONAL CORPORATION

                                   FORM 10-K

                          YEAR ENDED DECEMBER 31, 2001

                                     INDEX

ITEM
NUMBER                                                        PAGE
------                                                        ----
                              PART 1
1.   Business...............................................    1

2.   Properties.............................................   14

3.   Legal Proceedings......................................   15

4.   Submission of Matters to a Vote of Security Holders....   15

                             PART II

5.   Market for Registrant's Common Equity and Related
        Stockholder Matters.................................   15
6.   Selected Financial Data................................   15

7.   Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................   16

7A. Quantitative and Qualitative Disclosure about Market
        Risk................................................   16

8.   Financial Statements and Supplementary Data............   16

9.   Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.................   16

                             PART III

10. Directors and Executive Officers of the Registrant......   16

11. Executive Compensation..................................   16

12. Security Ownership of Certain Beneficial Owners and
        Management..........................................   16

13. Certain Relationships and Related Transactions..........   16

                             PART IV

14. Exhibits, Financial Statement Schedules, and Reports on
        Form 8-K............................................   17


                                     PART I

ITEM 1. BUSINESS.

GENERAL

     York International Corporation and its consolidated subsidiaries (the Company, which may be referred to as we, us or our) are a full-line, global designer and manufacturer of heating, ventilating, air conditioning and refrigeration (HVAC&R) products. We believe that we are the third largest manufacturer and marketer of HVAC&R products in the United States and one of the leading companies in the HVAC&R industry internationally. Our air conditioning systems range from a one ton* unit for a small residence to large systems installed in high-rise residential and commercial buildings. In 2001, our products were sold in over 125 countries through over 1,000 sales and distribution facilities and are in use in such diverse locations as the Kuala Lumpur City Centre in Malaysia, the British Houses of Parliament, the Tokyo World Trade Center, the Pentagon, NASA's Vehicle Assembly Building at Kennedy Space Center, NASA's Johnson Space Center, the Los Angeles International Airport, the Jeddah Airport, the Overseas Union Bank Centre in Singapore, the Sydney Opera House, the Atlantic City Convention Center, the English Channel Eurotunnel, the Hong Kong Convention and Exhibition Centre and the Lantau Airport Railway in Hong Kong.

     We were founded in 1874 in York, Pennsylvania. From 1956 until 1986 we were a part of Borg-Warner Corporation. In 1986, we were spun off to Borg-Warner shareholders and became an independent, publicly held company. In 1988, we were purchased in a leveraged buyout. In 1991, we completed an initial public offering of our common stock. During the 1990's, we expanded our worldwide presence through growth and acquisitions. In 1999, we further expanded our refrigeration business by acquiring all of the outstanding capital stock of Sabroe A/S, a Danish company. This acquisition established the York Refrigeration Group as the world leader in supplying industrial refrigeration systems and products.

     Headquartered in York, Pennsylvania, we have manufacturing facilities in 10 states and 8 foreign countries. As of December 31, 2001, we employed approximately 23,600 people worldwide. Our principal executive offices are located at 631 South Richland Avenue, York, Pennsylvania 17403, and our telephone number is (717) 771-7890.

STRATEGY

     Our strategy is to focus on the global heating, ventilating, air conditioning, and refrigeration equipment markets, refrigeration contracting, and the worldwide service, repair and replacement markets. We have grown, and expect to continue to grow, through expansion of services, product development, acquisition of businesses, establishment of joint ventures and licensing of technology in the HVAC&R industry.

     We intend to continue our strategy of increasing our market share by developing our product range to offer a complete line of environmentally acceptable and energy efficient products. We seek to take advantage of regulatory changes by developing products that comply with tightening environmental and energy

---------------

     * The cooling capacity of air conditioning units is measured in tons. One ton of cooling capacity is equivalent to 12,000 BTUs and is generally adequate to air condition approximately 500 square feet of residential space.

efficiency requirements and regulations before they become effective. We have implemented our environmental strategy by developing product lines that utilize our screw, centrifugal, reciprocating, hermetic, scroll and inertia compressor technology employing HCFC-123, HCFC-22, R-407C, R-410A, R-404A, R-507, R-717 (ammonia) and HFC-134a as refrigerants. Screw and centrifugal compressors utilize designs which separate the refrigerant from the motor housing. See Environmental Matters discussion below. We have increased the overall efficiency of our product offerings by employing internally developed advanced heat transfer and compressor technology and introducing large air conditioning systems that utilize advanced thermal storage and absorption technologies.

     We are also seeking to expand into new markets. We intend to expand sales of our equipment throughout the international markets by enhancing our product lines and expanding our distribution capabilities. In addition, we intend to strategically expand our service offering internationally.

     We also focus on controlling manufacturing and operating expenses and thus improving our operating margins by redesigning products, acquiring more efficient manufacturing equipment and processes and reducing costs not directly associated with the manufacturing process. In addition, our planning process enables us to carefully monitor the amount of capital used in our business and to reposition our segments in light of changing conditions throughout the year. We believe that our management stock ownership plans and management incentive compensation plans, which reward the management team of each segment for achieving the planned objectives of that segment, are key elements in implementing our strategies and contributing to meeting financial objectives.

PRODUCTS AND MARKETS

     All of our products are in the HVAC&R industry, and we operate solely in this industry. Within HVAC&R, our business is comprised of four segments:
Engineered Systems Group, York Refrigeration Group, Unitary Products Group and Bristol Compressors. Engineered Systems Group (ESG) produces heating, air conditioning and thermal storage equipment designed for commercial applications in retail stores, office buildings, shopping malls, manufacturing facilities, hospitals, universities, airports and marine vessels. York Refrigeration Group
(YRG) produces commercial and industrial refrigeration systems and gas compression equipment designed for the food, beverage, chemical and petrochemical processing industries as well as marine applications. Unitary Products Group (UPG) produces heating and air conditioning solutions designed for use in residential and light commercial applications. Bristol Compressors (Bristol) manufactures reciprocating and scroll compressors for our use and for sale to original equipment manufacturers and wholesale distributors. Our engineered systems products and refrigeration and gas compression equipment are designed specifically for the customer's needs and applications.

     The following table sets forth net sales by product and geographic market:

                                                      2001         2000         1999
                                                   ----------   ----------   ----------
                                                              (IN THOUSANDS)
Engineered Systems Group.........................  $1,930,263   $1,859,817   $1,769,990
York Refrigeration Group.........................     932,133      997,013      903,623
Unitary Products Group...........................     766,441      767,248      854,782
Bristol Compressors..............................     509,706      525,716      581,836
Eliminations.....................................    (207,866)    (252,391)    (233,202)
                                                   ----------   ----------   ----------
  Total net sales................................  $3,930,677   $3,897,403   $3,877,029
                                                   ==========   ==========   ==========
U.S. ............................................          48%          48%          52%
Non-U.S. ........................................          52%          52%          48%
                                                   ----------   ----------   ----------
                                                          100%         100%         100%
                                                   ==========   ==========   ==========

     Additional financial information about our segments, U.S. and non-U.S. operations, and export sales is incorporated herein by reference to Note 16 on pages 35 to 38 of the Annual Financial Statements and Review of Operations.

ENGINEERED SYSTEMS GROUP

     Our Engineered Systems Group produces and sells heating and air conditioning solutions for both new construction and replacement for the full range of commercial building types worldwide. ESG's commercial air conditioning products include air-cooled and water-cooled chillers, air handling equipment including indoor and outdoor units, variable air volume units, underfloor air distribution systems and large packaged rooftop units. Additionally, ESG offers controls to monitor and regulate individual components or the entire heating, ventilating and air conditioning (HVAC) system. ESG, through our world-wide service organization, also provides a complete range of maintenance and repair services. ESG is currently the major supplier of water chillers to the U.S. Navy for both surface vessels and submarines. ESG also supplies specially designed chilled water systems for use on other naval and commercial marine vessels. ESG is also the world leader in the design, manufacturing and selling of snow-making equipment.

     ESG offers a broad range of water chilling products in the HVAC industry driven with electricity, gas and steam utilizing centrifugal, screw, scroll and reciprocating compressors in addition to offering absorption units. Current products utilize HCFC and HFC refrigerants, which meet the requirements of applicable international environmental protocols. Current product development efforts emphasize improving "real world" energy efficiency, achieving higher environmental standards and reducing operating noise levels. Air handling equipment covers all the traditional applications as well as offering the industry's most advanced underfloor air distribution system, FlexSys. Air handling equipment product development efforts increasingly focus on improving indoor air quality, promoting energy efficiency and lowering operating noise levels. All products make use of the latest controls technology to enhance all areas of performance.

     The global commercial HVAC market is driven by new construction and replacement sales in almost equal proportions. Commercial construction tends to move in the general direction of the economies of the world. Replacements are strongest in those areas of the world where the installed base of equipment is largest, such as North America. Replacement sales are driven by the age of the equipment, the trade-off economics of repair versus replacement, and the likelihood of increased energy efficiency and greater environmental acceptability of replacing old with new equipment.

     ESG's products are principally manufactured in York, Pennsylvania; Albany, Missouri; Hattiesburg, Mississippi; San Antonio, Texas; Roanoke, Virginia; Curitiba, Brazil; Basildon, England; Carquefou, France; Nantes, France; Wuxi, China; Guanghzou, China; Laem Chabang, Thailand; Johannesburg, South

Africa; Durango, Mexico; and Monterrey, Mexico. Many of the components of ESG's products, such as motors, control elements and castings, are purchased from outside suppliers. The other components are custom manufactured by us. Using these components and based upon specific design specifications, ESG's products are machined, assembled, tested and shipped from the above locations.

     ESG's products are distributed globally through a combination of our sales and service offices, sales agents, and independent distributors. Our sales engineers operating out of our sales and service offices around the world account for approximately 75% of ESG's equipment sales with the remaining portion coming from sales agents and independent distributors. In addition to new equipment sales, "aftermarket" products and services represent a very significant portion of ESG's business. Parts are sold from all our offices as well as from major regional distribution centers in Baltimore, Maryland; Miami, Florida; Singapore; Hong Kong SAR, China; Shanghai, China; Dubai, U.A.E.; and Basildon, England. Repair, maintenance and start up services are provided globally by technicians employed by us. We provide maintenance and repair services for both our equipment and that of third parties, although the majority of the work is performed on our equipment. The aftermarket is a key growth opportunity, and, therefore, a strategic objective for ESG. The market, unlike equipment, is highly fragmented with regard to market share. There is also a major potential outside of North America as the installed base grows and ages. ESG's extensive service experience in North America provides an excellent template for expansion of the business globally. During the year 2001, we, through acquisition, added General Refrigermetics Corporation and Arduman to augment ESG's extensive service business in the U.S. and the Middle East, respectively.

     We market ESG's chiller products under the "YORK" brand name and market air handling equipment under the "YORK", "MILLER-PICKING", and "PACE" brands. Service is marketed under the "YORK" and "NATKIN" brands. Parts are marketed under the "YORK" and "SOURCE 1" brands.

     All of the markets in which ESG participates are very competitive. ESG's products compete on the basis of product design, reliability, quality, price, efficiency, acoustics and post-installation service. Architects and engineers play an important part in determining which manufacturer's products will be specified and ultimately used in an application. In the domestic market, we compete primarily with two large worldwide manufacturers, Carrier, a United Technologies Corporation company, and Trane Company, a division of American Standard Companies Inc. In the international market, we compete primarily with Carrier, Trane, local manufacturers in Europe, and a number of Japanese manufacturers.

YORK REFRIGERATION GROUP

     Our York Refrigeration Group develops, contracts, manufactures, integrates and distributes products and systems globally for the marine, industrial and commercial refrigeration markets. YRG produces screw and reciprocating compressors, condensers, evaporators, heat exchangers, industrial and marine chillers, ice makers, process refrigeration systems, air handling and ventilating equipment, gas compression systems, automated plant control systems and advanced control systems for refrigerated containers.

     Screw and reciprocating compressors enable us to produce highly reliable refrigeration systems required for industrial and commercial applications in the food, beverage, chemical and petroleum industries as well as marine applications. Our refrigeration and gas compression equipment is engineered and manufactured to customer specifications. YRG integrates screw and reciprocating compressors with other components to offer customers the optimal solution and value for their specific application considering cost, energy efficiency, reliability, space and environmental requirements.

     Refrigeration systems are essential in the textile, electronics, pharmaceutical and petrochemical industries. Food, beverage, marine and process cooling operations use refrigeration systems both in chilling and product freezing and for maintaining these products in warehouses, distribution centers and retail outlets. YRG's systems are also in use in sporting venues.

     We market our refrigeration and gas compression equipment under the "YORK", "SABROE", "FRICK", "NOVENCO", "FRIGID COIL", "IMECO", "ACUAir", "GRAM REFRIGERATION", and "YORK BONUS" brands. The products are sold by our sales engineers located in 14 offices and a national network of more than 50 independent agents in the U.S. as well as our 60 owned sales, contracting and service offices, independent distributors, and agents outside the U.S. In addition, we believe that developing countries offer opportunities for increasing sales of refrigeration equipment.

     Refrigeration equipment is manufactured at our owned facilities in Dixon, Illinois; Polo, Illinois; Waynesboro, Pennsylvania; Sao Paulo, Brazil; Aarhus, Naestved, and Hornslet, Denmark; and at a leased facility in Santa Fe Springs, California.

     All of the markets in which YRG does business are very competitive. Refrigeration manufacturers compete on the basis of product design, reliability, quality and price. In the market for refrigeration equipment, we compete primarily with FES, GEA-Grasso, Evapco, Krack Corp. and Mycom.

UNITARY PRODUCTS GROUP

     Our Unitary Products Group produces and sells residential and light commercial heating and air conditioning solutions. These include ducted central air conditioning and heating systems (air conditioners, heat pumps and furnaces), and light commercial heating and cooling equipment.

     UPG's products consist of split systems and packaged products. A split system consists of an outdoor unit containing a compressor and condenser, a connected indoor unit containing a heat exchanger, an electric, gas or oil heating section, an indoor blower system and associated controls. A packaged product is a single, self-contained unit with compressor, condenser, heat exchanger, electric, gas or oil heating section, blower and associated controls. These units are typically installed on rooftops or beside a structure. Ducted products distribute conditioned air throughout building structures with ductwork connected to the system's blower, whereas ductless installations provide conditioned air directly from indoor blowers without the use of ductwork.

     UPG markets its products under the "YORK", "LUXAIRE", "FRASER-JOHNSON", "COLEMAN", "WINCHESTER", "GUARDIAN", and "AIRPRO" brands. Service parts are sold under the "SOURCE 1" brand. "YORK" is our full line brand, which is sold through our company-owned distribution centers and exclusive independent distributors throughout the world. The "YORK" brand is sold with a high level of customer service and sales support. Our other brands are sold through more than 200 non-exclusive distributors primarily for resale to contractors. We also sell unitary products in the manufactured housing industry in North America on an original equipment manufacturer basis through an exclusive distributor.

     UPG sales include both new installations and replacement systems. We estimate that more than half of UPG revenues in North America are attributable to the replacement market. The replacement market is not affected by levels of new home construction and therefore tends to be less cyclical. The replacement market is significantly affected by ambient temperature. Hot weather in the spring season causes existing older units to fail earlier in the season, leading customers to accelerate replacement of a unit which might otherwise be deferred in the case of a late season failure.

     Unitary and light commercial products are manufactured principally in plants located in Norman, Oklahoma; Wichita, Kansas; and Monterrey, Mexico. UPG's manufacturing process relies on the purchase of certain components (including hermetic compressors, copper tube, fan motors, fan blades and control elements) from outside suppliers, and in-house fabrication of sheet metal cabinets and refrigerant coils. The various unitary products are then assembled and tested before shipment.

     All of the markets in which UPG does business are very competitive. Unitary product manufacturers compete on the basis of price, reliability, delivery, efficiency, acoustics and maximum market coverage. Price competition and maximum market coverage are of particular importance in residential product lines as there is often relatively little perceived differentiation. In the U.S. market, we compete with three large worldwide manufacturers, Carrier, Trane and Lennox, in addition to numerous national manufacturers such as Goodman, Rheem and Nordyne.

BRISTOL COMPRESSORS

     Bristol Compressors manufactures reciprocating and scroll compressors for our use and for sale to original equipment manufacturers and wholesale distributors. A compressor is an integral part of an air conditioning system. Our unitary products use compressors manufactured by Bristol as well as those purchased from other vendors. Approximately 80% of Bristol's revenues are attributable to sales of products to other air conditioning equipment manufacturers or wholesale distributors.

     We market our Bristol products under the "BRISTOL" brand. Sales of Bristol products are directly correlated to the factors affecting demand for unitary products discussed previously in the Unitary Products Group section.

     Bristol markets an Inertia reciprocating compressor that directly competes against other technologies in meeting high efficiency requirements. We are also producing successors to the Inertia compressor with lower applied cost to the customer and equivalent performance. Bristol has also developed a new compressor design known as TS Technology. These new compressors provide higher system efficiencies, greater reliability and increased comfort. Scroll Technologies, a joint venture to design and manufacture scroll compressors, continues to upgrade the scroll compressor technology and performance.

     Bristol products are currently manufactured at our factories in Bristol, Virginia and Sparta, North Carolina, and by Scroll Technologies in Arkadelphia, Arkansas. We are in the process of closing operations at Sparta. As with our other products, Bristol products are assembled using purchased parts (including motors, castings, forgings and electronic components) as well as parts manufactured by us.

     Bristol competes directly with two United States manufacturers, Copeland Corporation, a subsidiary of Emerson Electric Inc., and Tecumseh, a division of Tecumseh Corporation. Also, we compete internationally with L.G. Electronics, Matsushita Electric Industrial Co., Ltd., and SANYO Electric Co., Ltd.

RAW MATERIALS AND PURCHASED COMPONENTS

     We purchase compressors, steel, copper, aluminum, electric motors, castings, forgings, stampings, fabricated copper tubes, electronic starters and controls, aluminum fins, fan blades, capacitors, transformers, refrigerant gases, valves, fittings and other components from many outside suppliers. Alternate sources of supply are available for all raw materials and components for which we use a single supplier. We believe that we have adequate sources of supplies of raw materials and component parts for our manufacturing requirements. In order to hedge against certain raw material price increases, we enter into commodity forward contracts for the purchase of certain raw materials, principally copper. Additional information about our commodity forward contracts contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations, Market Risk" on pages 10 to 11 of the Annual Financial Statements and Review of Operations is incorporated herein by reference.

PATENTS AND TRADEMARKS

     We hold numerous patents that relate to the design and use of our products that we consider important, but not essential, to the overall conduct of our business. It is our policy to obtain patent protection for as many of our new and developmental products as possible, and to enforce such patent rights as appropriate. No patents which we consider material will expire within the next five years.

     We own several trademarks that we consider important in the marketing of our products as discussed in each of the business segment sections. We believe that our rights in these trademarks are adequately protected and of unlimited duration.

JOINT VENTURES IN U.S. AND NON-U.S. MARKETS

     In addition to our wholly-owned production and distribution facilities, we produce, distribute and service products through our participation in several joint ventures, which are described in the following table:

                                                 JOINT VENTURE
                                               (PERCENT OWNED BY       PRINCIPAL
PRINCIPAL LOCATION     JOINT VENTURE PARTNER     THE COMPANY)      PRODUCTS/SERVICES   MARKETS SERVED
------------------     ---------------------   -----------------   -----------------   --------------
Malaysia.............  OYL Industries BHD.     OYL-Condair         Manufacture         Asia Pacific
                                               Industries          unitary and         Middle East
                                               SDN.BHD. (49%)      engineered
                                                                   systems products

Malaysia.............  OYL Industries BHD.     York (Malaysia)     Sales and service   Malaysia
                                               Service SDN.BHD.    of air
                                               (30%)               conditioning
                                                                   equipment

Peoples Republic of    Guangzhou Sinro Air     York Guangzhou      Manufacture         China
  China..............  Conditioning            Air Conditioning    unitary and
                       Mechanical and          and Refrigeration   engineered
                       Electronic Equipment    Co. Ltd. (97%)      systems products
                       Company Ltd.

Peoples Republic of    Wuxi Boiler Works       York-Wuxi Air       Manufacture         China
  China..............                          Conditioning and    engineered
                                               Refrigeration Co.   systems products
                                               Ltd. (80%)


Republic of China      Taipei Engineering      York-Taiwan, Inc.   Sales and service   Taiwan
 (Taiwan)...........   Development Co.         (60%)               of air
                                                                   conditioning
                                                                   equipment


Cyprus...............  Sabinco Ltd.            KROY Ltd. (50%)     Sales of air        Middle East
                                                                   conditioning
                                                                   equipment and
                                                                   parts


                                                 JOINT VENTURE
                                               (PERCENT OWNED BY       PRINCIPAL
PRINCIPAL LOCATION     JOINT VENTURE PARTNER     THE COMPANY)      PRODUCTS/SERVICES   MARKETS SERVED
------------------     ---------------------   -----------------   -----------------   --------------

Saudi Arabia.........  Al Salem United         Al Salem-York       Service and         Saudi Arabia
                       Contracting Co.         Services Ltd.       repair of air
                                               (49%)               conditioning
                                                                   equipment

Spain................  Compania Roca           Clima Roca-York     Manufacture         Spain
                       Radiadores S.A.         S.L. (50%)          unitary products

U.S..................  Carrier Corporation     Scroll              Manufacture         U.S.
                                               Technologies        scroll
                                               (50%)               compressors

Finland..............  OY Huurre Group AB      Sabroe Finland Oy   Sales and service   Finland
                                               (50%)               of refrigeration
                                                                   products

South Africa.........  Spoormakers &           Shared Energy       Energy management   South Africa
                       Partners Inc.           Management (Pty)    services
                                               Ltd (50%)

Denmark..............  Three Danish pension    Jernstberiet        Castings            Europe
                       funds                   Dania A/S (40%)


People's Republic of   Individual Chinese      YORK                Sales and service   China
  China..............  Shareholder             Refrigeration       of refrigeration
                                               Marine (China)      equipment
                                               Ltd. (75%)

Japan (Flakt)........  Nissin Refrigeration    Stal Nissin Corp.   Sales and service   Japan
                       & Engineering Ltd.      (50%)               of refrigeration
                                                                   products

Japan (Novenco)......  Individual Japanese     Novenco Nippon      Sales and service   Japan
                       shareholder             Ltd (23%)           of air handling
                                                                   equipment

Korea................  Individual Korean       Hi-Pres Korea Co.   Sales and service   Korea
                       shareholder             Ltd (20%)           of air handling
                                                                   equipment

Malaysia.............  Kumpulan Nametech       Airvenco Sdn.       Sales and service   Malaysia
                       Sdn. Bhd.               Bhd. (21%)          of air handling
                                                                   equipment

Morocco..............  IFU A/S, Denmark        York                Sales and service   North Africa
                       Individual Moroccan     Refrigeration       of refrigeration
                       shareholder             Morocco S.A.        products
                                               (20%)

U.S..................  Individual U.S.         York                Sales and service   North America
                       shareholder             Refrigeration       of refrigeration
                                               Marine U.S. Inc.    products
                                               (50%)

Colombia.............  Paramo Industria de     Sabroe de           Sales and service   Latin America
                       Refrigeracion Ltda.     Colombia Ltda       of refrigeration
                       Industria de            (60%)               products
                       Engenieria e
                       Refrigeracion S.A.


     We received dividends from affiliates of $2.9 million, $4.8 million and $1.0 million in 2001, 2000 and 1999, respectively. Our total investments in affiliates were $25.0 million and $24.9 million as of December 31, 2001 and 2000, respectively. Our sales to affiliates are less than 1% of our total revenues.

MAJOR CUSTOMERS

     During 2001, no customer, distributor, dealer or licensee accounted for more than 10% of our revenues. The loss of a few customers, distributors, dealers or licensees would not have a material adverse effect on our business.

BACKLOG

     The following table sets forth backlog by business segment:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              --------   ----------
                                                                 (IN THOUSANDS)
Engineered Systems Group....................................  $445,337   $  528,713
Refrigeration Products Group................................   287,410      353,498
Unitary Products Group......................................    46,225       42,347
Bristol Compressors.........................................    72,978       93,906
                                                              --------   ----------
  Total backlog.............................................  $851,950   $1,018,464
                                                              ========   ==========

     Substantially all orders are expected to be fulfilled within the next 12 months.

GOVERNMENT CONTRACTS

     On an ongoing basis approximately 1% of our sales are related to contracts for the U.S. Navy, for both research and development and equipment. Contracts vary in duration from one to several years. If these contracts were to be terminated, we would be entitled to reimbursement of costs incurred and to a payment of a reasonable allowance for profit on work actually performed. We also sell equipment on standard commercial terms to contractors and others who incorporate it into U.S. government projects.

RESEARCH AND DEVELOPMENT

     Our product development activities include ongoing research and development programs to redesign existing products to reduce manufacturing costs and to increase product efficiencies, developing electronic controls for current product offerings and creating a wide range of new products. During 2001, 2000 and 1999, we spent $46.2 million, $46.9 million and $41.0 million, respectively, for all product development activities.

     ESG maintains a very active ongoing product development program spanning all areas of its product offering. Major emphasis continues to be placed on improving "real world" energy efficiency, lowering operating noise levels, improving indoor air quality, and developing equipment and systems controls that improve all areas of performance. Product development efforts also seek to utilize the most environmentally friendly refrigerant solutions compatible with regulatory requirements and market needs.

     During 2001, in keeping with its ongoing efforts at improving product energy efficiency and expanding the use of more environmentally friendly refrigerants, ESG launched a number of new products. These included new Max E centrifugal and screw chiller models in various ranges using HFC refrigerants, a new line of system controls offered as factory packaged controls for air handling units, and ECO2 packaged rooftop units in the 50-95 ton range featuring an HFC-407C option.

     YRG is currently developing screw compressors for gas compression and food and beverage refrigeration and a semihermetic type compressor for the A/C chiller market. Also, a new common compressor control unit is being developed as well as a platform for plant control systems in contracting units to be used in connection with application development. Concurrently, introduction of updated versions of the Quantum and UniSab II compressor controllers has strengthened the existing range of control. In 2001, YRG launched the first model of a new range of compressors for natural gas gathering (NGC 300), the first two semihermetic compressors type YRS, and Rotatune reciprocating and screw compressor packages with variable speed drive, featuring lower power consumption than traditional packages. Requirements for alternative refrigerants have led to a range of compressor and freezing package introductions using carbon dioxide as refrigerant for marine and land-based installations. This technology is used for lower temperatures and higher output of our customers' equipment compared to traditional solutions. YRG's research and development is focused on the core competencies within compression and controls, thermodynamics and manufacturing technologies. These technologies are the basis of optimization, cost reductions and price performance as well as development of new and enhanced product introductions. YRG's new Test Center in Aarhus, Denmark was opened in 2001 and improved our ability to test large compressors, new products and refrigerants and to provide customer witnessed tests of equipment.

     UPG continues to redesign its product line for lower sound ratings and greater efficiency on our higher tiered premium product line, and manufacturing cost effectiveness on our entry level value offering. The new Predator commercial rooftop line leads the industry in efficiency and feature set value. The Stealth series residential air conditioner, utilizing Twin Single, or TS, compressor technology, is an industry first. A new cost reduced air conditioner line will allow UPG to compete in the value segment of the residential new construction market. An entirely new gas furnace, designed specifically for the manufactured housing market will make the Coleman brand of manufactured housing furnaces an industry leader.

     Bristol has developed a new breakthrough compressor design, TS Technology, providing higher system efficiencies, greater reliability and increased comfort. Scroll compressor technology and capability are continuing to expand through the joint venture, Scroll Technologies.

EMPLOYEES

     As of December 31, 2001, we employed approximately 23,600 persons worldwide. Approximately 11,200 persons are employed in the U.S. and 12,400 persons are employed in foreign countries. Approximately 2,115 U.S. employees are covered by collective bargaining agreements that expire at various dates and are generally for a term ranging from three to five years. We consider our relations with our employees to be satisfactory.

ENVIRONMENTAL MATTERS

     Environmental laws that affect or could affect our U.S. operations include, among others, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, any regulations promulgated under these acts, and various other Federal, state and local laws and regulations governing environmental matters.

     Our non-U.S. operations are also subject to various environmental statutes and regulations. Generally, these requirements tend to be no more restrictive than those in effect in the U.S. In 1993, the Council of European Communities agreed on European Community regulation number 1836/93 that recommended that each company voluntarily complete an ECO-Audit. We have completed these audits at our European facilities.

     In September 1987, the U.S. became a signatory to an international agreement titled the Montreal Protocol on Substances that Deplete the Ozone Layer, or the Montreal Protocol. The Montreal Protocol requires its signatories to reduce production and consumption of CFCs and halons, some of which are utilized in air conditioning and refrigeration equipment. In 1988, the EPA issued regulations under the Clean Air Act implementing the Montreal Protocol in the U.S. Many other countries have also become signatories to the Montreal Protocol. The manner in which these countries implement the Montreal Protocol and regulate CFCs could differ from the approach taken in the U.S.

     The Clean Air Act allows the EPA to accelerate the statutory phase-out schedule for any Class I (CFC) or Class II (HCFC) substance. In November 1992, the parties to the Montreal Protocol agreed to amend the Protocol to require the complete phase-out of CFC production by the beginning of 1996. Further, the parties agreed to a 1996 production cap on HCFCs and a complete phase-out of HCFC production by 2030. In May 1995, EPA published a final rule requiring accelerated phase-out of the production of all CFCs by 1996 and of all HCFCs by 2030.

     None of our manufactured products contains Class I substances. Class I substances previously used by us have been substituted with Class II substances or substances that are currently unregulated. We do, however, believe that revenues from servicing and repairing existing equipment that uses Class I substances are and will be significant. These activities are regulated by the EPA, which imposes guidelines affecting service and maintenance of equipment that uses Class I and Class II substances. We train and license our service technicians in service and maintenance procedures that comply with the new regulations. Therefore, we believe that the new regulations will not have a material adverse effect on our operations. The phase-out of Class I substances will require modifications to existing air conditioning equipment as availability of recycled Class I substances decreases. Since our technology enables us to modify existing equipment for use with Class II substances, we believe that this will continue to generate additional service revenues. While we expect to derive substantial revenue from the sale of products utilizing Class II substances, it is not expected that any phase-out will have a significant impact on the sales of such products since new products that use unregulated refrigerants such as HFC's are now becoming readily available. Nonetheless, as the supply of virgin and recycled Class II substances falls, it will be necessary to address the need to substitute permitted substances for Class II substances.

     We, in conjunction with major chemical manufacturers, are continually in the process of reviewing and addressing the impact of refrigerant regulations on our products. We believe that the combination of those products which presently utilize Class II substances and those products in the field which can be retrofitted to such refrigerants provides a complete line of commercial and industrial products. Therefore, we do not foresee any material adverse impact on our business or competitive position as a result of the Montreal Protocol, the 1990 Clean Air Act amendments or their implementing regulations. However, we believe that the implementation of severe restrictions on the production, importation or use of refrigerants employed in larger quantities by us could have such an impact. We believe that the engineered systems products that we have produced will be well positioned to utilize the next generation of refrigerants without substantial modification. If the next generation of refrigerants is incompatible with the hermetic compressors used by us and all of our competitors for unitary products, design modifications would be required.

GOVERNMENTAL REGULATIONS

     We are subject to regulations promulgated under the National Appliance Energy Conservation Act of 1987, as amended, and various state regulations concerning the energy efficiency of our products. We have developed and are developing products that will comply with these regulations, and do not believe that such regulations will have a material adverse effect on our business.

EXECUTIVE OFFICERS

     Our executive officers are as follows:

NAME                        AGE                           POSITION
----                        ---                           --------
Michael R. Young..........  57    President and Chief Executive Officer
Ole Andersen..............  61    Vice President and President of York Refrigeration Group
Wayne J. Kennedy..........  59    Vice President and President of Bristol Compressors
Peter C. Spellar..........  57    Vice President and President of Engineered Systems Group
Dale L. Bennett...........  63    Vice President, Human Resources
Jane G. Davis.............  52    Vice President, Secretary and General Counsel
C. David Myers............  38    Vice President and Chief Financial Officer
James P. Corcoran.........  56    Vice President and Treasurer
David R. Heck.............  47    Controller

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

     Mr. Andersen has been Vice President of the Company and President of York Refrigeration Group since June 1999 when the Company acquired Sabroe Refrigeration A/S, Denmark. He was Chief Executive Officer of Sabroe Refrigeration A/S from 1997 to 1999. Prior to joining Sabroe, he was a Member of the Executive Board and President of the Process Technology Division of GEA AG, Germany from 1993 to 1997. Prior thereto, he was President of Niro Group, Denmark from 1977 to 1993 and President of Niro Inc., USA from 1973 to 1977.

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

ITEM 2.  PROPERTIES.

     Our principal offices are located in York, Pennsylvania on an approximately 71 acre site owned by us. The following table lists our principal manufacturing facilities:

                                                            APPROXIMATE
LOCATION                            SEGMENT           ENCLOSED AREA (SQ. FT.)
--------                            -------           -----------------------
OWNED
York, PA                    Engineered Systems Group         1,500,000
Wichita, KS                 Unitary Products Group           1,278,000
Bristol, VA                 Bristol Compressors                672,000
Norman, OK                  Unitary Products Group             539,000
Waynesboro, PA              York Refrigeration Group           438,000
Aarhus, Denmark             York Refrigeration Group           418,000
Naestved, Denmark           York Refrigeration Group           292,000
Basildon, England           Engineered Systems Group           254,000
Sparta, NC                  Bristol Compressors                180,000*
Monterrey, Mexico           Engineered Systems Group           132,000
Durango, Mexico             Engineered Systems Group           128,000
Sao Paulo, Brazil           York Refrigeration Group           123,000
San Antonio, TX             Engineered Systems Group           120,000
Guangzhou, China            Engineered Systems Group           115,000
Dixon, IL                   York Refrigeration Group            97,000
Hornslet, Denmark           York Refrigeration Group            82,000
Wuxi, China                 Engineered Systems Group            82,000
Polo, IL                    York Refrigeration Group            78,000
Roanoke, VA                 Engineered Systems Group            72,000
Carquefou, France           Engineered Systems Group            32,000
LEASED
Laem Chabang, Thailand      Engineered Systems Group           215,000
Monterrey, Mexico           Unitary Products Group             165,000
Albany, MO                  Engineered Systems Group           135,000
York, PA                    Engineered Systems Group           120,000
Johannesburg, South Africa  Engineered Systems Group           109,000
Hattiesburg, MS             Engineered Systems Group            84,000
Santa Fe Springs, CA        York Refrigeration Group            82,000
Curitiba, Brazil            Engineered Systems Group            57,000
Nantes, France              Engineered Systems Group            34,000

---------------

* We are in the process of closing operations at Sparta.

     At the York, Pennsylvania location, approximately 175,000 square feet of facilities are leased to tenants and approximately 400,000 square feet are currently used as storage and are available for expansion.

     In addition to the properties described above, we lease facilities worldwide for use as sales and service offices and regional warehouses. We believe that our properties are in good condition and adequate for our requirements. We believe that our principal plants are generally adequate to meet our production plans pursuant to our long-term sales goals.

     In the ordinary course of its business, we monitor the condition of our facilities to ensure that they remain adequate to meet our long-term sales goals and production plans. We make capital expenditures intended to upgrade existing facilities and equipment to increase production efficiency and, when appropriate, to adapt them to the requirements of manufacturing new product lines.

ITEM 3.  LEGAL PROCEEDINGS.

     We are a party to lawsuits arising in the ordinary course of business. We believe that no pending lawsuit will result in any material adverse effect to us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to our security holders during the fourth quarter of 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock trades on the New York Stock Exchange under the symbol "YRK". On March 22, 2002, we had 4,792 holders of record of our common stock.

TRADING AND DIVIDEND INFORMATION

                                                                              DIVIDENDS
                                                             HIGH     LOW     DECLARED
                                                            ------   ------   ---------
2001
Fourth quarter............................................  $39.99   $27.02     $0.15
Third quarter.............................................   40.00    27.13      0.15
Second quarter............................................   36.79    26.65      0.15
First quarter.............................................   33.30    27.10      0.15
2000
Fourth quarter............................................  $30.88   $22.88     $0.15
Third quarter.............................................   29.44    19.00      0.15
Second quarter............................................   29.12    21.12      0.15
First quarter.............................................   27.81    18.12      0.15

     The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as our profitability, financial condition, cash requirements and future prospects and limitations imposed by our credit agreements.

ITEM 6.  SELECTED FINANCIAL DATA.

     Information contained under the caption "Five Year Summary of Selected Financial Data" on page 2 of the Annual Financial Statements and Review of Operations is incorporated herein by reference in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 to 13 of the Annual Financial Statements and Review of Operations is incorporated herein by reference in response to this item.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations, Market Risk," on pages 10 to 11 of the Annual Financial Statements and Review of Operations is incorporated herein by reference in response to this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial statements for York International Corporation and Subsidiaries are contained on pages 15 to 40 of the Annual Financial Statements and Review of Operations and Summary of Quarterly Results (unaudited) are contained on page 41 of the Annual Financial Statements and Review of Operations and are incorporated herein by reference in response to this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information contained under the caption "Election of Directors" in the Registrant's definitive 2002 Proxy Statement is incorporated herein by reference in response to this item. See Item 1 above for information concerning executive officers.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information contained under the caption "Executive Compensation" in the Registrant's definitive 2002 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information contained under the captions "Election of Directors" and "Ownership of Common Stock" in the Registrant's definitive 2002 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information contained under the caption "Ownership of Common Stock" in the Registrant's definitive 2002 Proxy Statement is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1) The following financial statements of York International Corporation and subsidiaries are incorporated herein by reference to pages 15 to 40 of the Annual Financial Statements and Review of Operations:

            Consolidated Balance Sheets -- as of December 31, 2001 and 2000 Consolidated Statements of Operations -- years ended December 31, 2001, 2000, and 1999
            Consolidated Statements of Comprehensive Income (Loss) -- years ended December 31, 2001, 2000 and 1999
            Consolidated Statements of Cash Flows -- years ended December 31, 2001, 2000 and 1999
            Consolidated Statements of Stockholders' Equity -- years ended December 31, 2001, 2000 and 1999
            Notes to Consolidated Financial Statements

        (2) The following financial statement schedule for York International Corporation and subsidiaries is included herein:

            II Valuation and Qualifying Accounts -- years ended December 31, 2001, 2000 and 1999; (Page 23 of Form 10-K)

            All other schedules are omitted as they are not applicable.

            Independent Auditors' Report Covering Financial Statement Schedule; (Page 22 of Form 10-K)

        (3) The exhibits filed in response to Item 601 of Regulation S-K are as follows:

EXHIBIT
NUMBER
-------
  3.1     Amended and Restated Certificate of Incorporation of
          Registrant (Incorporated by reference to Exhibit 4.1 to the
          Registrant's Registration Statement on Form S-3, File No.
          33-91292, filed on June 7, 1995)
  3.2     Certificate of Amendment to the Amended and Restated
          Certificate of Incorporation dated May 3, 1996 (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual
          Report on Form 10-K for the year ended December 31, 1996,
          File No. 1-10863)
  3.3     By-Laws of Registrant, restated as of December 17, 1996
          (Incorporated by reference to Exhibit 3.3 to the
          Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1996, File No. 1-10863)
  4.1     Indenture dated as of March 1, 1993 between the Registrant and Morgan Guaranty Trust Company of New York, as Trustee
          (Incorporated by reference to Exhibit 4.1 to the
          Registrant's Registration Statement filed on Form S-3, File
          No. 33-57178, filed on January 19, 1993)

  4.2 Indenture effective as of June 1, 1998 between the Registrant and State Street Bank and Trust Company, a
         Massachusetts chartered trust company, as Trustee
         (Incorporated by reference to Exhibit 4 to the Registrant's
         Form 8-K, File No. 1-10863, filed on May 28, 1998)
  4.3    Senior Indenture dated as of August 9, 2001 between the
         Registrant and the Bank of New York, as Trustee
         (Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement filed on Form S-3, File
         No. 333-59678, filed on April 27, 2001)
  4.4    364-Day Credit Agreement, dated as of May 29, 2001, among
         York International Corporation as borrower, the initial lenders named therein, as initial lenders, Citibank, N.A., as administrative agent, The Chase Manhattan Bank, as syndication agent, Bank of Tokyo-Mitsubishi, First Union
         National Bank, and Fleet National Bank, as documentation agents, and JP Morgan Securities, Inc. and Salomon Smith
         Barney Inc., as joint lead arrangers and joint bookrunners.
         (Incorporated by reference to Exhibit 4.2 to Registrant's
         Form 10-Q for the quarter ended June 30, 2001, File No.
         1-10863)
  4.5    Five Year Credit Agreement, dated as of May 29, 2001, among
         York International Corporation, as borrower, the initial lenders and initial issuing bank named therein, as initial lenders and initial issuing bank, Citibank, N.A., as administrative agent, The Chase Manhattan Bank, as syndication agent, Bank of Tokyo-Mitsubishi, First Union
         National Bank, and Fleet National Bank, as documentation agents, and JP Morgan Securities, Inc. and Salomon Smith
         Barney Inc., as joint lead arrangers and joint bookrunners.
         (Incorporated by reference to Exhibit 4.3 to Registrant's
         Quarterly Report on Form 10-Q for the quarter ended June 30,
         2001, File No. 1-10863)
  4.6    Receivables Purchase Agreement, dated as of December 21,
         2001, among York Receivables Funding LLC, York International
         Corporation, as Servicer, The Members of Various Purchaser
         Groups From Time to Time Party Hereto and PNC Bank, National
         Association, as Administrator (filed herewith)
  4.7 Purchase and Sale Agreement, dated as of December 21, 2001, between York International Corporation and Bristol
         Compressors, Inc., as originators, and York Receivables
         Funding LLC (filed herewith)
*10.1    Registrant's Amended and Restated 1992 Omnibus Stock Plan
         (Incorporated by reference to Exhibit 10.1 to Registrant's
         Annual Report on Form 10-Q for the quarter ended March 31,
         1997, File No. 1-10863)
*10.2    Amendment No. 1 to the York International Corporation
         Amended and Restated 1992 Omnibus Stock Plan, dated February
         16, 1999 (Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1998, File No. 1-10863)
*10.3    York International Corporation 1996 Incentive Compensation
         Plan (Amended and Restated Effective January 1, 1999)
         (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended



         June 30, 1999, File No. 1-10863)
*10.4    York International Corporation Supplemental Executive
         Retirement Plan (Incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-10863)
*10.5 Form of Restricted Stock Agreement by and between Registrant and certain of its employees (Incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-10863)
*10.6    York International Corporation Amended and Restated
         Executive Deferred Compensation Plan, effective July 1, 2001
         (Incorporated by reference to Exhibit 10.1 to Registrant's
         Quarterly Report on Form 10-Q for the quarter ended
         September 30, 2001, File No. 1-10863)
*10.7 Form of Severance Agreement entered into between the Registrant and certain of its Officers and Employees
         (Incorporated by reference to Exhibit 10.1 to Registrant's
         Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1997, File No. 1-10863)
*10.8 Employment Agreement between York International Corporation and Michael R. Young, dated December 29, 1999 (Incorporated by reference to Exhibit 10.19 to the Registrant's Annual
         Report on Form 10-K for the year ended December 31, 1999,
         File No. 1-10863)
*10.9 Employment Agreement between York International Corporation and Ole Andersen, dated August 31, 2000 (Incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on
         Form 10-K for the year ended December 31, 2000, File No.
         1-10863)
*10.10 Employment Agreement between York International Corporation and C. David Myers, dated March 23, 2000 (Incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on
         Form 10-K for the year ended December 31, 2000, File No.
         1-10863)
*10.11 Employment Agreement between York International Corporation and Wayne J. Kennedy, dated December 29, 1999 (Incorporated by reference to Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No.
         1-10863)
*10.12 Employment Agreement between York International Corporation and Peter C. Spellar, dated July 27, 2000 (Incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on
         Form 10-K for the year ended December 31, 2000, File No.
         1-10863)
*10.13   Form of Employment Agreement between York International
         Corporation and certain other Key Executive Employees
         (Incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1999, File No. 1-10863)

*10.14   Amendment No. 2 to the York International Corporation
         Amended and Restated 1992 Omnibus Stock Plan, dated February
         9, 2000 (Incorporated by reference to Exhibit 10.22 to the
         Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1999, File No. 1-10863)
*10.15   Amendment No. 3 to the York International Corporation
         Amended and Restated 1992 Omnibus Stock Plan, effective July
         27, 2000 (Incorporated by reference to Exhibit 10.1 to
         Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-10863)
 12      Statement re: Computation of Ratio of Earnings to Fixed
         Charges (filed herewith)
 13      Annual Financial Statements and Review of Operations with
         Accountants' Certificate (filed herewith)
 21      Subsidiaries of the Registrant (filed herewith)
 23      Accountants' Consent (filed herewith)

---------------

* Required to be Filed as management contracts, compensatory plans or arrangements required to be identified pursuant to Item 14(c) of the registrant's report on Form 10-K.

     (b) No reports on Form 8-K have been filed during the last quarter of fiscal 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          YORK INTERNATIONAL CORPORATION

                                                 /s/ MICHAEL R. YOUNG
                                          --------------------------------------
                                                     Michael R. Young
                                          President and Chief Executive Officer

Date: March 22, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 22nd day of March 2002.

                      SIGNATURE                                                     TITLE
                      ---------                                                     -----
                /s/ MICHAEL R. YOUNG                                President and Chief Executive Officer
-----------------------------------------------------                   (Principal Executive Officer)
                  Michael R. Young

                 /s/ C. DAVID MYERS                              Vice President and Chief Financial Officer
-----------------------------------------------------                   (Principal Financial Officer)
                   C. David Myers

                  /s/ DAVID R. HECK                                              Controller
-----------------------------------------------------                  (Principal Accounting Officer)
                    David R. Heck




                      DIRECTORS
                      ---------

              /s/ GERALD C. MCDONOUGH*
-----------------------------------------------------
                 Gerald C. McDonough

                /s/ W. MICHAEL CLEVY*
-----------------------------------------------------
                  W. Michael Clevy

               /s/ MALCOLM W. GAMBILL*
-----------------------------------------------------
                 Malcolm W. Gambill

            /s/ J. RODERICK HELLER, III*
-----------------------------------------------------
               J. Roderick Heller, III

               /s/ ROBERT F. B. LOGAN*
-----------------------------------------------------
                 Robert F. B. Logan

                 /s/ PAUL J. POWERS*
-----------------------------------------------------
                   Paul J. Powers

               /s/ DONALD M. ROBERTS*
-----------------------------------------------------
                  Donald M. Roberts

                 /s/ JAMES A. URRY*
-----------------------------------------------------
                    James A. Urry

                /s/ MICHAEL R. YOUNG
-----------------------------------------------------
                  Michael R. Young

---------------
* Pursuant to powers of attorney.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
York International Corporation:

     Under date of February 15, 2002, we reported on the consolidated balance sheets of York International Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 2001, as contained in the 2001 Annual Financial Statements and Review of Operations. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

KPMG LLP

Harrisburg, Pennsylvania
February 15, 2002

                                                                     SCHEDULE II

                YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                                       YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                              --------------------------------------------------------------
                  COLUMN A                     COLUMN B    COLUMN C     COLUMN C      COLUMN D     COLUMN E
                  --------                    ----------   ---------   -----------   ----------   ----------
                                              BALANCE AT   ADDITIONS    ADDITIONS                 BALANCE AT
                                              BEGINNING    COSTS AND      OTHER                    CLOSE OF
                DESCRIPTION                   OF PERIOD    EXPENSES    ACCOUNTS(a)   DEDUCTIONS     PERIOD
                -----------                   ----------   ---------   -----------   ----------   ----------
                                                                  (THOUSANDS OF DOLLARS)
2001
  Allowances for Doubtful Accounts..........   $24,551      $ 7,847      $   --       $ 6,723      $25,675
  Warranties................................   $40,728      $17,219      $   --       $14,196      $43,751
2000
  Allowances for Doubtful Accounts..........   $31,342      $ 9,004      $   --       $15,795      $24,551
  Warranties................................   $39,607      $17,002      $   --       $15,881      $40,728
1999
  Allowances for Doubtful Accounts..........   $19,911      $10,899      $8,913       $ 8,381      $31,342
  Warranties................................   $36,488      $13,967      $1,475       $12,323      $39,607

---------------

(a) Additions charged to Other Accounts includes liabilities of businesses acquired in 1999.

                                 EXHIBIT INDEX

EXHIBIT                                                                  PAGE
NUMBER                                                                  NUMBER
-------                                                                 ------
  3.1     Amended and Restated Certificate of Incorporation of
          Registrant (Incorporated by reference to Exhibit 4.1 to the
          Registrant's Registration Statement on Form S-3, File No.
          33-91292, filed on June 7, 1995)
  3.2     Certificate of Amendment to the Amended and Restated
          Certificate of Incorporation dated May 3, 1996 (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual
          Report on Form 10-K for the year ended December 31, 1996,
          File No. 1-10863)
  3.3     By-Laws of Registrant, restated as of December 17, 1996
          (Incorporated by reference to Exhibit 3.3 to the
          Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1996, File No. 1-10863)
  4.1     Indenture dated as of March 1, 1993 between the Registrant and Morgan Guaranty Trust Company of New York, as Trustee
          (Incorporated by reference to Exhibit 4.1 to the
          Registrant's Registration Statement filed on Form S-3, File
          No. 33-57178, filed on January 19, 1993)
  4.2     Indenture effective as of June 1, 1998 between the
          Registrant and State Street Bank and Trust Company, a
          Massachusetts chartered trust company, as Trustee
          (Incorporated by reference to Exhibit 4 to the Registrant's
          Form 8-K, File No. 1-10863, filed on May 28, 1998)
  4.3     Senior Indenture dated as of August 9, 2001 between the
          Registrant and the Bank of New York, as Trustee
          (Incorporated by reference to Exhibit 4.2 to the
          Registrant's Registration Statement filed on Form S-3, File
          No. 333-59678, filed on April 27, 2001)
  4.4     364-Day Credit Agreement, dated as of May 29, 2001, among
          York International Corporation as borrower, the initial
          lenders named therein, as initial lenders, Citibank, N.A., as administrative agent, The Chase Manhattan Bank, as
          syndication agent, Bank of Tokyo-Mitsubishi, First Union
          National Bank, and Fleet National Bank, as documentation
          agents, and JP Morgan Securities, Inc. and Salomon Smith
          Barney Inc., as joint lead arrangers and joint bookrunners.
          (Incorporated by reference to Exhibit 4.2 to Registrant's
          Form 10-Q for the quarter ended June 30, 2001, File No.
          1-10863)
  4.5     Five Year Credit Agreement, dated as of May 29, 2001, among
          York International Corporation, as borrower, the initial
          lenders and initial issuing bank named therein, as initial lenders and initial issuing bank, Citibank, N.A., as
          administrative agent, The Chase Manhattan Bank, as
          syndication agent, Bank of Tokyo-Mitsubishi, First Union
          National Bank, and Fleet National Bank, as documentation
          agents, and JP Morgan Securities, Inc. and Salomon Smith
          Barney Inc., as joint lead arrangers and joint bookrunners.
          (Incorporated by reference to Exhibit 4.3 to Registrant's
          Quarterly Report on Form 10-Q for the quarter ended June 30,
          2001, File No. 1-10863)

  4.6    Receivables Purchase Agreement, dated as of December 21,
         2001, among York Receivables Funding LLC, York International
         Corporation, as Servicer, The Members of Various Purchaser
         Groups From Time to Time Party Hereto and PNC Bank, National
         Association, as Administrator (filed herewith)
  4.7 Purchase and Sale Agreement, dated as of December 21, 2001, between York International Corporation and Bristol
         Compressors, Inc., as originators, and York Receivables
         Funding LLC (filed herewith)
*10.1    Registrant's Amended and Restated 1992 Omnibus Stock Plan
         (Incorporated by reference to Exhibit 10.1 to Registrant's
         Annual Report on Form 10-Q for the quarter ended March 31,
         1997, File No. 1-10863)
*10.2    Amendment No. 1 to the York International Corporation
         Amended and Restated 1992 Omnibus Stock Plan, dated February
         16, 1999 (Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1998, File No. 1-10863)
*10.3    York International Corporation 1996 Incentive Compensation
         Plan (Amended and Restated Effective January 1, 1999)
         (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 1-10863)
*10.4    York International Corporation Supplemental Executive
         Retirement Plan (Incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-10863)
*10.5 Form of Restricted Stock Agreement by and between Registrant and certain of its employees (Incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-10863)
*10.6    York International Corporation Amended and Restated
         Executive Deferred Compensation Plan, effective July 1, 2001
         (Incorporated by reference to Exhibit 10.1 to Registrant's
         Quarterly Report on Form 10-Q for the quarter ended
         September 30, 2001, File No. 1-10863)
*10.7 Form of Severance Agreement entered into between the Registrant and certain of its Officers and Employees
         (Incorporated by reference to Exhibit 10.1 to Registrant's
         Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1997, File No. 1-10863)
*10.8 Employment Agreement between York International Corporation and Michael R. Young, dated December 29, 1999 (Incorporated by reference to Exhibit 10.19 to the Registrant's Annual
         Report on Form 10-K for the year ended December 31, 1999,
         File No. 1-10863)
*10.9 Employment Agreement between York International Corporation and Ole Andersen, dated August 31, 2000 (Incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on
         Form 10-K for the year ended December 31, 2000, File No.
         1-10863)

*10.10   Employment Agreement between York International Corporation and C. David Myers, dated March 23, 2000 (Incorporated by
         reference to Exhibit 10.15 to Registrant's Annual Report on
         Form 10-K for the year ended December 31, 2000, File No.
         1-10863)
*10.11   Employment Agreement between York International Corporation and Wayne J. Kennedy, dated December 29, 1999 (Incorporated by reference to Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No.
         1-10863)
*10.12   Employment Agreement between York International Corporation and Peter C. Spellar, dated July 27, 2000 (Incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on
         Form 10-K for the year ended December 31, 2000, File No.
         1-10863)
*10.13   Form of Employment Agreement between York International
         Corporation and certain other Key Executive Employees
         (Incorporated by reference to Exhibit 10.21 to the
         Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1999, File No. 1-10863)
*10.14   Amendment No. 2 to the York International Corporation
         Amended and Restated 1992 Omnibus Stock Plan, dated February
         9, 2000 (Incorporated by reference to Exhibit 10.22 to the
         Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1999, File No. 1-10863)
*10.15   Amendment No. 3 to the York International Corporation
         Amended and Restated 1992 Omnibus Stock Plan, effective July
         27, 2000 (Incorporated by reference to Exhibit 10.1 to
         Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-10863)
 12      Statement re: Computation of Ratio of Earnings to Fixed
         Charges (filed herewith)
 13      Annual Financial Statements and Review of Operations with
         Accountants' Certificate (filed herewith)
 21      Subsidiaries of the Registrant (filed herewith)
 23      Accountants' Consent (filed herewith)

---------------

* Required to be Filed as management contracts, compensatory plans or arrangements required to be identified pursuant to Item 14(c) of the registrant's report on Form 10-K.