Form 10-Q
period 2002-03-31
YORK INTERNATIONAL CORP /DE/
filed 2002-05-13
CIK 842662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                            Yes   X            No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                      Outstanding at May 7, 2002
           -----                                      --------------------------
Common Stock, par value $.005                              39,393,074 shares

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002



                                      INDEX

                                                                                       Page No.
                                                                                       --------
PART I.  FINANCIAL INFORMATION

  Item 1.         Financial Statements

                  Consolidated Condensed Statements of Operations - (Unaudited)
                  Three Months Ended March 31, 2002 and 2001                               3

                  Consolidated Condensed Balance Sheets -
                  March 31, 2002 (Unaudited) and December 31, 2001                         4

                  Consolidated Condensed Statements of Cash Flows - (Unaudited)
                  Three Months Ended March 31, 2002 and 2001                               5

                  Supplemental Notes to Consolidated Condensed

                  Financial Statements (Unaudited)                                         6

  Item 2.         Management's Discussion and Analysis of

                  Financial Condition and Results of Operations                           14

PART II.  OTHER INFORMATION

  Item 1.         Legal Proceedings                                                       19

  Item 2.         Changes in Securities                                                   19

  Item 3.         Defaults Upon Senior Securities                                         19

  Item 4.         Submission of Matters to a Vote of Security Holders                     19

  Item 5.         Other Information                                                       19

  Item 6.         Exhibits and Reports on Form 8-K                                        19

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 1

FINANCIAL STATEMENTS

Consolidated Condensed Statements of Operations (unaudited)
(in thousands, except per share data)

                                                                          Three Months Ended March 31,
                                                                          ---------------------------
                                                                             2002              2001
                                                                          ---------         ---------
Net sales                                                                 $ 844,382         $ 942,105

Cost of goods sold                                                          691,535           760,781
                                                                          ---------         ---------

            Gross profit                                                    152,847           181,324

Selling, general and administrative expenses                                143,432           148,264

Restructuring and other charges, net                                          2,730            21,951
                                                                          ---------         ---------

            Income from operations                                            6,685            11,109

Interest expense, net                                                        12,713            19,949

Loss on divestiture                                                          10,683                --

Equity in earnings of affiliates                                               (570)             (102)
                                                                          ---------         ---------

            Loss before income taxes                                        (16,141)           (8,738)

(Benefit) provision for income taxes                                         (1,396)              256
                                                                          ---------         ---------

            Net Loss                                                      $ (14,745)        $  (8,994)
                                                                          =========         =========

Basic loss per share                                                      $   (0.38)        $   (0.23)
                                                                          =========         =========

Diluted loss per share                                                    $   (0.38)        $   (0.23)
                                                                          =========         =========

Cash dividends per share                                                  $    0.15         $    0.15
                                                                          =========         =========

Weighted average common shares and common equivalents outstanding:

            Basic and diluted                                                39,253            38,388

See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(in thousands)

                                                             March 31, 2002     December 31,
                                                               (unaudited)          2001
                                                               ----------        ----------
ASSETS

Current Assets:
    Cash and cash equivalents                                  $   30,433        $   39,434
    Receivables, net                                              608,963           613,892
    Inventories
       Raw material                                               136,886           143,148
       Work in process                                            107,261           101,575
       Finished goods                                             270,191           270,537
                                                               ----------        ----------
          Total inventories                                       514,338           515,260

    Prepayments and other current assets                           92,768            81,883
                                                               ----------        ----------

       Total current assets                                     1,246,502         1,250,469

Deferred income taxes                                              44,245            56,149
Investments in affiliates                                          25,298            24,957
Property, plant and equipment, net                                478,206           480,999
Goodwill                                                          651,691           651,673
Intangibles                                                        28,144            28,415
Deferred charges and other assets                                  75,945            79,847
                                                               ----------        ----------

       Total assets                                            $2,550,031        $2,572,509
                                                               ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable and current portion of long-term debt        $   37,217        $   36,604
    Accounts payable and accrued expenses                         685,521           735,962
    Income taxes                                                   21,119             5,073
                                                               ----------        ----------

       Total current liabilities                                  743,857           777,639

Long-term warranties                                               46,212            43,751
Long-term debt                                                    744,972           724,378
Postretirement and postemployment benefits                        206,754           208,195
Other long-term liabilities                                        74,448            79,112
                                                               ----------        ----------

       Total liabilities                                        1,816,243         1,833,075

Stockholders' equity                                              733,788           739,434
                                                               ----------        ----------

       Total liabilities and stockholders' equity              $2,550,031        $2,572,509
                                                               ==========        ==========

See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (unaudited)

(in thousands)                                                                  Three Months Ended March 31,
                                                                                ---------------------------
                                                                                  2002              2001
                                                                                ---------         ---------
Cash flows from operating activities:
    Net loss                                                                    $ (14,745)        $  (8,994)
    Adjustments to reconcile net loss to net
       cash used by operating activities:
          Depreciation and amortization of property, plant and equipment           14,911            17,455
          Amortization of deferred charges, intangibles and goodwill                  743             7,366
          Provision for doubtful receivables                                        7,604             1,690
          Effect of non-cash charges                                                1,631             6,377
          Loss on divestiture                                                      10,683                --
          Deferred income taxes                                                    11,759             1,259
          Loss (gain) on sale of fixed assets                                       1,992            (1,266)
          Other                                                                      (120)            1,807
          Change in assets and liabilities net of effects from
            acquisitions and divestitures:
               Receivables, net                                                    (8,995)          (24,526)
               Inventories                                                         (1,482)          (16,669)
               Prepayments and other current assets                               (12,651)           14,352
               Accounts payable and accrued expenses                              (47,387)          (78,293)
               Income taxes                                                        15,851            16,701
               Other long-term assets and liabilities                                (633)            8,167
                                                                                ---------         ---------
            Net cash used by operating activities                                 (20,839)          (54,574)
                                                                                ---------         ---------
Cash flows from investing activities:

    Purchases of and investments in other companies, net of
       cash acquired                                                               (2,248)               --
    Proceeds from divestiture, net                                                 12,071                --
    Capital expenditures                                                          (16,252)          (16,742)
    Proceeds from sale of fixed assets                                                 10             2,790
                                                                                ---------         ---------
            Net cash used by investing activities                                  (6,419)          (13,952)
                                                                                ---------         ---------
Cash flows from financing activities:
    Net proceeds (payments) on short-term debt                                        838               (72)
    Net proceeds (payments) of commercial paper borrowings                         23,355          (102,889)
    Net (payments) proceeds on other long-term debt                                (1,946)          168,220
    Common stock issued                                                             1,876               898
    Treasury stock purchases                                                           --               (38)
    Dividends paid                                                                 (5,892)           (5,764)
                                                                                ---------         ---------
            Net cash provided by financing activities                              18,231            60,355
                                                                                ---------         ---------
Effect of exchange rate changes on cash                                                26                95
                                                                                ---------         ---------
            Net decrease in cash and cash equivalents                              (9,001)           (8,076)

Cash and cash equivalents at beginning of period                                   39,434            26,425
                                                                                ---------         ---------
Cash and cash equivalents at end of period                                      $  30,433         $  18,349
                                                                                =========         =========

See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


Supplemental Notes To Consolidated Condensed Financial Statements (unaudited)


  (1) The consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the information presented is not misleading and the disclosures are adequate. In our opinion, the accompanying consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2002 and December 31, 2001, the results of operations for the three months ended March 31, 2002 and 2001, and cash flows for the three months ended March 31, 2002 and 2001. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

         Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the 2002 presentation.

(2) The following table summarizes our indebtedness as of March 31, 2002 and December 31, 2001 (in thousands):

                                                                   March 31,        December 31,
                                                                     2002              2001
                                                                   ---------         ---------
Notes payable and current portion of long-term debt:
    Bank loans (primarily foreign currency)                        $  33,801         $  32,963
    Current portion of long-term debt                                  3,416             3,641
                                                                   ---------         ---------
       Total                                                       $  37,217         $  36,604
                                                                   =========         =========

Long-term debt:
    Domestic bank lines at an average rate of 2.32% in 2002        $  14,900         $      --
    Commercial paper, 2.26% interest in 2002
       and 2.38% interest in 2001                                    221,057           197,702
    Senior notes, 6.75% interest, due March 2003                     100,000           100,000
    Senior notes, 6.625% interest, due August 2006                   200,000           200,000
    Senior notes, 6.70% interest, due June 2008                      200,000           200,000
    Other (primarily foreign bank loans) at an average
       rate of 6.44% in 2002 and 6.38% in 2001                        12,431            30,317
                                                                   ---------         ---------
       Total                                                         748,388           728,019
Less current portion                                                  (3,416)           (3,641)
                                                                   ---------         ---------
Noncurrent portion                                                 $ 744,972         $ 724,378
                                                                   =========         =========

         As of March 31, 2002 and December 31, 2001, our borrowings consisted of senior notes, commercial paper issuances and various other bank and term loans. The commercial paper issuances and certain bank loans are expected to be reborrowed in the ordinary course of business, depending on our financing needs. As of March 31, 2002, it is expected that commercial paper will be issued to redeem the $100 million senior notes due March 2003. In addition, we have available a $400 million Five Year Credit Agreement, which expires on May 29, 2006, and a $300 million 364-Day Credit Agreement, which expires on May 28, 2002 (collectively, the Agreements). As of March 31, 2002 and December 31, 2001, no amounts were outstanding under the Agreements.

         The $400 million Five Year Credit Agreement provides for borrowings at the London Interbank Offering Rate (LIBOR) plus 0.75% or 0.875%, and the $300 million 364-Day Credit Agreement provides for borrowings at LIBOR plus 0.775% or 0.90%, based on the amount of facility utilization. We pay annual fees

                                       6
                                  (continued)
         of 0.125% on the $400 million facility and 0.10% on the $300 million facility. The Agreements allow for borrowings at specified bid rates. As of March 31, 2002 and December 31, 2001, the three-month LIBOR rate was 2.07% and 1.86%, respectively. The Agreements contain financial covenants requiring us to maintain certain financial ratios and standard provisions limiting leverage and liens. We were in compliance with these financial covenants as of March 31, 2002 and December 31, 2001.

         We have additional domestic bank lines that provide for total borrowings of $100 million as of March 31, 2002 and December 31, 2001, of which $85.1 million and $100.0 million, respectively, were unused. Our non-U.S. subsidiaries maintain bank credit facilities in various currencies that provided for available borrowings of $393.1 million and $386.3 million as of March 31, 2002 and December 31, 2001, respectively, of which $313.9 million and $276.1 million, respectively, were unused.

(3) The following table summarizes our stockholders' equity as of March 31, 2002 and December 31, 2001 (in thousands):

                                                               March 31,       December 31,
                                                                 2002              2001
                                                               ---------         ---------
Common stock $.005 par value; 200,000 shares authorized;
   issued 45,616 shares at March 31, 2002
    and December 31, 2001                                      $     228         $     228
Additional paid-in capital                                       723,580           723,980
Retained earnings                                                428,452           449,089
Accumulated other comprehensive losses                          (183,963)         (196,870)
Treasury stock, at cost; 6,327 shares at March 31, 2002
   and 6,394 shares at December 31, 2001                        (234,469)         (236,938)
Unearned compensation                                                (40)              (55)
                                                               ---------         ---------
Total stockholders' equity                                     $ 733,788         $ 739,434
                                                               =========         =========

  (4)    Derivative Instruments and Hedging Activities

         We apply Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment to SFAS No. 133, in accounting for derivatives and hedging activities. These statements require that all derivative instruments be recognized in the balance sheet at fair value and establish criteria for the designation of hedges and the determination of effectiveness of hedging relationships for fair value and cash flow hedges.

         We are exposed to market risk associated with changes in interest rates, foreign currency exchange rates, and certain commodity prices. To enhance our ability to manage these market risks, we enter into derivative instruments, pursuant to our policies, for periods consistent with the related underlying exposures. Derivative instruments are designated as either fair value hedges, cash flow hedges, net investment hedges, or non-qualifying hedges at inception of the hedge. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in fair value or cash flows of the underlying exposures being hedged. We mitigate the risk that the counter-party to these derivative instruments will fail to perform by only entering into derivative instruments with major financial institutions. We do not typically hedge our market risk exposures beyond three years and do not hold or issue derivative instruments for trading purposes.

         Recognized gains or losses for the three months ended March 31, 2002 as a result of the discontinuance of cash flow hedges were not significant. During the three months ended March 31, 2002, we had no outstanding derivative instruments relating to hedges of net investments in foreign operations. Certain derivative instruments are not designated as hedging instruments as they hedge immaterial exposures.


                                       7
                                  (continued)

         Currency Rate Hedging

         We manufacture and sell our products in a number of countries throughout the world, and therefore, are exposed to movements in various currencies against the United States Dollar and against the currencies in which we manufacture. Through our currency hedging activities, we seek to minimize the risk that cash flows resulting from the sale of products, manufactured in a currency different from the currency used by the selling subsidiary, will be affected by changes in foreign currency exchange rates. We do not, however, hedge foreign exposures that are considered immaterial or in highly correlated currencies. We manage our foreign currency risks by hedging our foreign currency exposures with foreign currency derivative instruments (forward contracts and purchased option contracts). Foreign currency derivative instruments are matched to the underlying foreign currency exposures and are executed to minimize foreign exchange transaction costs.

         Changes in fair value of foreign currency derivative instruments, qualifying as cash flow hedges, are reported in accumulated other comprehensive income. The gains or losses on these hedges are reclassified in earnings as the underlying hedged items affect earnings. As of March 31, 2002, we forecasted that $0.2 million of net losses in accumulated other comprehensive losses will be reclassified into earnings within the next twelve months.

         Commodity Price Hedging

         We purchase raw material commodities and are at risk for fluctuations in the market price of those commodities. In connection with the purchase of major commodities, principally copper for manufacturing requirements, we enter into commodity forward contracts to effectively fix our cost of the commodity. These contracts require each settlement between our counterparty and us to coincide with cash market purchases of the actual commodity.

         Changes in the fair value of commodity derivative instruments qualifying as cash flow hedges are reported in accumulated other comprehensive income. The gains or losses are reclassified in earnings as the underlying hedged items affect earnings. As of March 31, 2002, we forecasted that $1.6 million of net losses in accumulated other comprehensive losses will be reclassified into earnings within the next twelve months.

         Interest Rate Hedging

         We manage our interest rate risk by entering into both fixed and variable rate debt at the lowest possible costs. In addition, we enter into interest rate swap contracts in order to achieve a cost effective mix of fixed and variable rate indebtedness. Under these contracts, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated from an agreed upon referenced notional amount. The notional amounts are not exchanged and no other cash payments are made unless the contract is terminated prior to maturity.

         We have designated our outstanding interest rate swap contracts as fair value hedges of an underlying fixed rate debt obligation. The fair value of these contracts is recorded in other long-term assets or liabilities with a corresponding increase or decrease in the fixed rate debt obligation. The change in fair values of both the fair value hedge instruments and the underlying debt obligations are recorded as equal and offsetting unrealized gains and losses in the interest expense component of the consolidated statements of operations. All existing fair value hedges are 100% effective. As a result, there is no impact on current earnings resulting from hedge ineffectiveness.


                                       8
                                  (continued)

  (5)    Comprehensive loss is determined as follows (in thousands):

                                                      Three Months Ended March 31,
                                                       ------------------------
                                                         2002            2001
                                                       --------        --------
Net loss                                               $(14,745)       $ (8,994)
Other comprehensive income (loss):
    Foreign currency translation adjustment               7,963         (31,006)
    Cash flow hedges:
       Transition adjustment, net of tax                     --            (976)
       Reclassification adjustment, net of tax            1,232             552
       Net derivative gains (losses), net of tax          3,712          (2,775)
                                                       --------        --------
Comprehensive loss                                     $ (1,838)       $(43,199)
                                                       ========        ========

  (6) Pursuant to the terms of a revolving facility, we sell our trade receivables to a wholly-owned, consolidated subsidiary, York Receivables Funding LLC (YRFLLC). In turn, YRFLLC sells, on a revolving basis, up to $175.0 million undivided ownership interest in the purchased trade receivables to bank conduits. We continue to service the receivables. No servicing asset or liability has been recognized as our cost to service the receivables approximates the servicing income.

         In accordance with the facility, YRFLLC has sold $169.9 million and $175.0 million of undivided interest in trade receivables as of March 31, 2002 and December 31, 2001, respectively. The proceeds from the sale were reflected as a reduction of receivables in the accompanying consolidated balance sheets as of March 31, 2002 and December 31, 2001. The discount rate on the trade receivables sold was 1.89% and 2.00% as of March 31, 2002 and December 31, 2001, respectively.

  (7) Effective January 1, 2002 we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, we no longer amortize goodwill, but instead test goodwill for impairment at least annually. Intangible assets with definite useful lives are amortized over such lives to their estimated residual values. We are required to assess, in accordance with the provisions of SFAS No. 142, whether there is an indication that any goodwill is impaired no later than June 30, 2002. As soon as possible after a determination that any goodwill may be impaired, but not later than December 31, 2002, we must re-compute the amount of such goodwill in accordance with the provisions of SFAS No.
         142. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle. We estimate the adoption of SFAS No. 142 will result in a significant cumulative effect adjustment that may exceed $200 million.


                                       9
                                  (continued)

The changes in the carrying amount of goodwill for the three months ended March 31, 2002 by segment, are as follows (in thousands):

                                                                   Foreign
                              Balance as of      Goodwill          Currency        Balance as of
                              Dec. 31, 2001      Acquired         Fluctuation      Mar. 31, 2002
                                ---------        ---------         ---------         ---------
Engineered Systems Group        $  83,872        $   1,068         $     (97)        $  84,843
York Refrigeration Group          371,048              398            (1,351)          370,095
Unitary Products Group            140,440               --                --           140,440
Bristol Compressors                56,313               --                --            56,313
                                ---------        ---------         ---------         ---------
                                $ 651,673        $   1,466         $  (1,448)        $ 651,691
                                =========        =========         =========         =========

Adjusted net loss for the three months ended March 31, 2001 is as follows (in thousands, except per share data):

Reported net loss                                                     $  (8,994)
Add back:  goodwill amortization                                          6,342
                                                                      ---------
Adjusted net loss                                                     $  (2,652)
                                                                      =========

Basic and diluted loss per share:

    Reported net loss                                                 $   (0.23)
    Add back:  goodwill amortization                                       0.16
                                                                      ---------
    Adjusted net loss                                                 $   (0.07)
                                                                      =========

The following table summarizes the major intangible asset classes subject to amortization included in the accompanying consolidated condensed balance sheets as of March 31, 2002 and December 31, 2001 (in thousands):

                                Gross Carrying     Accumulated      Net Carrying
March 31, 2002                      Amount         Amortization        Amount
                                    -------          -------          -------
Trade names and trademarks          $30,447          $ 2,983          $27,464
Other                                 1,236              556              680
                                    -------          -------          -------
                                    $31,683          $ 3,539          $28,144
                                    =======          =======          =======

December 31, 2001

Trade names and trademarks          $30,439          $ 2,734          $27,705
Other                                 1,237              527              710
                                    -------          -------          -------
                                    $31,676          $ 3,261          $28,415
                                    =======          =======          =======

Amortization expense for trade names and trademarks and other intangible assets for the three months ended March 31, 2002 and the three months ended March 31, 2001 was $0.3 million.

The following table estimates the amount of amortization expense for trade names and trademarks and other intangible assets for the remainder of 2002 and each of the four succeeding years (in thousands):

2002 (April 1 - December 31)                                             $   857
2003                                                                       1,143
2004                                                                       1,143
2005                                                                       1,143
2006                                                                       1,143
2007 and beyond                                                           22,715


                                       10
                                  (continued)

(8) Net loss as set forth in the accompanying consolidated condensed statements of operations is used in the computation of basic and diluted loss per share information. Our basic and diluted loss per share is based upon the weighted average common shares outstanding during the period. The computation of diluted earnings per share for the three months ended March 31, 2002 and the three months ended March 31, 2001 excludes incremental shares of 0.6 million and 0.5 million, respectively, related to non-vested restricted shares and stock options. These shares are excluded based on their antidilutive effect as a result of our net loss for the three months ended March 31, 2002 and the three months ended March 31, 2001.

(9) In 2002, we reorganized certain portions of our operating segments. Prior year amounts were reclassified to conform to the current presentation. Also in 2002, we allocated certain goodwill, which was previously reflected as a non-allocated asset, to our operating segments in accordance with SFAS No. 142. Prior year total assets were reclassified to conform to the current presentation. The table below represents our operating results by segment (in thousands):


                                       11
                                  (continued)

                                                                            Three Months Ended March 31,
                                                                           -----------------------------
                                                                             2002                2001
                                                                           ---------           ---------
Net sales:
    Engineered Systems Group                                               $ 388,652           $ 441,822
    York Refrigeration Group                                                 189,129             212,245
    Unitary Products Group                                                   161,185             173,943
    Bristol Compressors                                                      155,956             168,050
    Eliminations(1)                                                          (50,540)            (53,955)
                                                                           ---------           ---------
                                                                             844,382             942,105
                                                                           =========           =========
    (1)Eliminations include the following intersegment net sales:
       Engineered Systems Group                                                2,141               8,562
       York Refrigeration Group                                                7,085               5,433
       Unitary Products Group                                                 14,060              12,503
       Bristol Compressors                                                    27,254              27,457
                                                                           ---------           ---------
    Eliminations                                                              50,540              53,955
                                                                           =========           =========
Income (loss) from operations:
    Engineered Systems Group                                                   3,867              17,995
    York Refrigeration Group                                                   8,695              10,237
    Unitary Products Group                                                    (2,440)             12,752
    Bristol Compressors                                                       16,335              16,763
    Restructuring and other charges, net                                      (2,730)            (21,951)
    Eliminations, general corporate expenses and
       other non-allocated items                                             (17,042)            (24,687)
                                                                           ---------           ---------
                                                                               6,685              11,109
                                                                           =========           =========
Equity in (earnings) losses of affiliates:

    Engineered Systems Group                                                    (134)                (24)
    York Refrigeration Group                                                    (412)               (156)
    Bristol Compressors                                                          (24)                 78
                                                                           ---------           ---------
                                                                                (570)               (102)
                                                                           =========           =========
Earnings (loss) before interest and taxes:

    Engineered Systems Group                                                   4,001              18,019
    York Refrigeration Group                                                   9,107              10,393
    Unitary Products Group                                                    (2,440)             12,752
    Bristol Compressors                                                       16,359              16,685
    Restructuring and other charges, net                                      (2,730)            (21,951)
    Eliminations, general corporate expenses and
       other non-allocated items                                             (17,042)            (24,687)
    Loss on divestiture                                                      (10,683)                 --
                                                                           ---------           ---------
                                                                              (3,428)             11,211

Interest expense, net                                                         12,713              19,949
                                                                           ---------           ---------
Loss before income taxes                                                     (16,141)             (8,738)

(Benefit) provision for income taxes                                          (1,396)                256
                                                                           ---------           ---------
Net loss                                                                   $ (14,745)          $  (8,994)
                                                                           =========           =========


                                       12
                                  (continued)

                                                   March 31, 2002         Dec. 31, 2001
                                                     -----------           -----------
Total assets:
  Engineered Systems Group                           $   972,446           $ 1,049,536
  York Refrigeration Group                               905,695               917,541
  Unitary Products Group                                 454,925               447,359
  Bristol Compressors                                    334,847               270,943
  Eliminations and other non-allocated assets           (117,882)             (112,870)
                                                     -----------           -----------
                                                     $ 2,550,031           $ 2,572,509
                                                     ===========           ===========

(10) In the three months ended March 31, 2002 and the three months ended March 31, 2001, we recorded charges of $2.8 million and $24.9 million, respectively, including $0.1 million and $2.9 million, respectively, charged to cost of goods sold, relating to plant closings and divestitures, product line and facility rationalizations, selling, general and administrative expense reductions and other one-time costs.

         The charges included write-downs for the impairment of fixed assets and other assets relating to facilities to be closed or divested and other impaired assets. These actions included the plant closure of the Unitary Products Group factory in Elyria, Ohio, the Engineered Systems Group Airside factory in Portland, Oregon, the York Refrigeration Group facility in San Antonio, Texas, the Bristol Compressor plant in Sparta, North Carolina and factories in Asquith, Australia; Montevideo, Uruguay; and Barlassina, Italy. Severance and other accruals included planned reductions in workforce throughout the Company. Of the approximately 2,350 salary and wage employee reductions planned, approximately 200 remained at March 31, 2002. Detail of the activity in the three months ended March 31, 2002 is as follows:

                                                                 Additional
                                 Non-cash                          Accrual                           Accrual
                               Write-downs                       Established       Utilized         Reduction
                                 in Three                         in Three         in Three         in Three
                                  Months         Remaining         Months           Months           Months         Remaining
                                  Ended         Accruals at        Ended            Ended             Ended        Accruals at
                                 Mar. 31,         Dec. 31         Mar.31,          Mar. 31,          Mar. 31,        Mar. 31,
(in thousands)                     2002             2001            2002             2002              2002            2002
                                 -------          -------         --------          -------          -------          -------
Fixed asset write-downs          $ 1,500          $    --         $     --          $    --          $    --          $    --
Inventory write-downs                 44               --               --               --               --               --
Other asset write-downs               87               --               --               --               --               --
Severance                             --           10,728              994            5,410              464            5,848
Contractual obligations               --            3,011                5               34                6            2,976
Other                                 --            2,580              658              831               --            2,407
                                 -------          -------         --------          -------          -------          -------
                                 $ 1,631          $16,319         $  1,657          $ 6,275          $   470          $11,231
                                 =======          =======         ========          =======          =======          =======

(11) In January 2002, we sold our Engineered Systems Group air conditioning operations in Australia for $12.1 million. The sale resulted in a loss of $10.7 million in the three months ended March 31, 2002.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth net sales and earnings (loss) before interest and taxes (EBIT) by segment:

(in thousands)                                   Three Months Ended March 31,
                                                 ----------------------------
                                                   2002               2001
                                                 ---------          ---------
Net Sales:
Engineered Systems Group                         $ 388,652          $ 441,822
York Refrigeration Group                           189,129            212,245
Unitary Products Group                             161,185            173,943
Bristol Compressors                                155,956            168,050
Eliminations                                       (50,540)           (53,955)
                                                 ---------          ---------
                Net Sales                        $ 844,382          $ 942,105
                                                 =========          =========

EBIT:

Engineered Systems Group                         $   4,001          $  18,019
York Refrigeration Group                             9,107             10,393
Unitary Products Group                              (2,440)            12,752
Bristol Compressors                                 16,359             16,685
Restructuring and other charges, net                (2,730)           (21,951)
Eliminations, general corporate expenses
    and other non-allocated items                  (17,042)           (24,687)
Loss on divestiture                                (10,683)                --
                                                 ---------          ---------
                EBIT                             $  (3,428)         $  11,211
                                                 =========          =========

Consolidated Operations

Net sales for the three months ended March 31, 2002 decreased 10.4% to $844.4 million from $942.1 million for the same period in 2001. Reduced shipments of chillers, fewer refrigeration contracts, and lower sales of unitary light commercial products were partially offset by service growth. (See further discussion below under Segment Analysis.). Net sales in the United States decreased 7.5% to $427.1 million and international net sales decreased 13.1% to $417.3 million. Order backlog as of March 31, 2002 was $961.5 million compared to $1,082.7 million as of March 31, 2001 and $852.0 million as of December 31, 2001.

Gross profit decreased 15.7% to $152.8 million (18.1% of net sales) in the three months ended March 31, 2002 as compared to $181.3 million (19.2% of net sales) in the same period of 2001. In the three months ended March 31, 2002, we recorded $0.1 million of restructuring charges related to inventory write-downs and warranty accruals, $6.8 million of one-time costs related to cost reduction actions and $0.8 million related to a discontinued product line. During the three months ended March 31, 2001, we recorded $2.9 million of restructuring charges, $3.9 million of one-time costs related to cost reduction actions, and $1.7 million related to a discontinued product line.

Excluding the charges discussed above, gross profit decreased 15.4% to $160.6 million (19.0% of net sales) in the three months ended March 31, 2002 from $189.9 million (20.2% of net sales) in the same period of 2001. The decrease was primarily due to reduced volume, the impact of competitive margin pressures, changes in product mix, and increased investments relating to our service activities.

Selling, general and administrative expense, decreased 3.3% to $143.4 million (17.0% of net sales) in the three months ended March 31, 2002 from $148.3 million (15.7% of net sales) in the three months ended March 31, 2001.


                                       14
                                  (continued)

The decrease in dollars was primarily due to staff reductions and other cost reduction efforts, partially offset by the write-off of a $5.9 million receivable related to a Unitary Products Group distributor that became insolvent.

In October 2000, we announced the initiation of a cost reduction process, which included plant closures and divestitures, product line and facility rationalizations, selling, general and administrative expense reductions and other one-time costs. In the second quarter of 2001, we expanded the scope of the cost reduction process to include additional plant closings and staff reductions. In the three months ended March 31, 2002 and the three months ended March 31, 2001, we recorded charges to operations of $9.6 million and $28.8 million, respectively, related to these cost reduction actions, including the $6.9 million and $6.8 million, respectively, charged to cost of goods sold as discussed above. The charges in the three months ended March 31, 2002 and the three months ended March 31, 2001 included $1.6 million and $6.4 million, respectively, in write-downs of various assets and $1.2 million and $18.5 million, respectively, in accruals for severance and other costs. As of March 31, 2002, the closing of one facility was still in process. We do not anticipate significant additional costs to be incurred during the remainder of 2002 relating to the announced actions.

Equity in earnings of affiliates was $0.6 million during the first three months of 2002 as compared to $0.1 million during the first three months of 2001. The increase was due to an increase in earnings at our joint ventures in Korea and Saudi Arabia.

In January 2002, we sold our Engineered Systems Group air conditioning operations in Australia for $12.1 million. The sale resulted in a loss of $10.7 million in the three months ended March 31, 2002.

During the first three months ended March 31, 2002, (loss) earnings before interest and taxes (EBIT) decreased to $(3.4) million (-0.4% of net sales) from $11.2 million (1.2% of net sales) during the first three months ended March 31, 2001. Excluding the charges discussed above and the loss on divestiture, EBIT decreased 57.5% to $17.7 million (2.1% of net sales) in the first three months of 2002 compared to $41.7 million (4.4% of net sales) in the same period of 2001.

Net interest expense in the first three months of 2002 was $12.7 million compared to $19.9 million in the first three months of 2001. The decrease resulted from lower average debt levels and lower interest rates.

The income tax benefit of $1.4 million during the first three months of 2002 relates to both U.S. and non-U.S. operations. The tax rate for ongoing operations was 22.5% for the first three months of 2002 compared to 30.0% for the first three months of 2001. The tax rate improvement for ongoing operations was the result of effective tax planning strategies, tax holidays and the impact of the adoption of Statement of Financial Accounting Standard No. 142.

Net loss, as a result of the above factors, was $14.7 million during the first three months of 2002 as compared to a net loss of $9.0 million during the first three months of 2001.

Segment Analysis

The discussion below of each segment's EBIT relates to ongoing operations and excludes the charges and loss on divestiture discussed above.

Engineered Systems Group (ESG) net sales for the three months ended March 31, 2002 decreased 12.0% to $388.7 million from $441.8 million for the same period in 2001, primarily due to declines in shipments of chillers, particularly in North America and Europe. The decline was partially offset by strength in global service business. EBIT for the three months ended March 31, 2002 decreased 77.8% to $4.0 million (1.0 % of net sales) from $18.0 million (4.1% of net sales) for the same period in 2001. The decline resulted from lower volumes and the related absorption effects of fixed costs and investments in product development and service infrastructure.

York Refrigeration Group (YRG) net sales for the three months ended March 31, 2002 decreased 10.9% to $189.1 million from $212.2 million for the same period in 2001. The decrease resulted from soft markets for European equipment orders and contracting. Excluding the currency translation impact, net sales declined 8.0%. EBIT for the three months ended March 31, 2002 decreased 12.4% to $9.1 million (4.8% of net sales) from $10.4 million (4.9% of net sales) for the same period in 2001 due to lower volume, reduced absorption and pricing pressures in certain markets.


                                       15
                                  (continued)

Unitary Products Group (UPG) net sales for the three months ended March 31, 2002 decreased 7.3% to $161.2 million from $173.9 million for the same period in 2001. The decrease resulted from declines in the North American unitary market and the manufactured housing market. EBIT for the three months ended March 31, 2002 decreased 119.1% to $(2.4) million (-1.5% of net sales) from $12.8 million (7.3% of net sales) for the same period in 2001. In addition to the impact of lower sales volume, EBIT decreased due to an unfavorable product mix, manufacturing inefficiencies and the write-off of a $5.9 million receivable related to a distributor that became insolvent during March 2002. The unfavorable product mix resulted from a shift to lower margin products as light commercial products declined more than residential. In addition, the trend toward high-efficiency product slowed as replacement volume was driven by lower-efficiency units in the three months ended March 31, 2002. While beneficial in the long-term, the UPG residential factory consolidation was more costly and slower than originally anticipated. Although plant efficiency levels are steadily improving, UPG experienced manufacturing inefficiencies and logistics and warehousing costs remained high at the Wichita facility in the three months ended March 31, 2002.

Bristol Compressors net sales for the three months ended March 31, 2002 decreased 7.2% to $156.0 million from $168.0 million for the same period in 2001, primarily due to declines in international orders, partially offset by an increase in North American unitary sales. EBIT for the three months ended March 31, 2002 decreased 2.0% to $16.4 million (10.5% of net sales) from $16.7 million (9.9% of net sales) for the same period in 2001. The decline was due to a favorable product mix and improved product designs with lower costs.

Liquidity and Capital Resources

Working capital requirements are generally met through a combination of internally generated funds, bank lines of credit, commercial paper borrowings, financing of trade receivables and credit terms from suppliers which approximate receivable terms to our customers. Additional sources of working capital include customer deposits and progress payments.

Working capital increased $29.8 million to $502.6 million as of March 31, 2002 as compared to $472.8 million as of December 31, 2001. The increase was primarily due to reductions in accounts payable and accrued expenses and increases in prepayments and other current assets, partially offset by increases in income taxes. The current ratio was 1.68 as of March 31, 2002 as compared to
1.61 as of December 31, 2001.

Capital expenditures were $16.3 million for the three months ended March 31, 2002 as compared to $16.7 million for the three months ended March 31, 2001. Capital expenditures currently anticipated for expanded capacity, cost reductions and the introduction of new products during 2002 are expected to be in excess of depreciation and amortization. These expenditures will be funded from a combination of operating cash flows, availability under credit agreements and commercial paper borrowings.

Cash dividends of $0.15 per share were paid on common stock in the three months ended March 31, 2002. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as our profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

Total indebtedness was $782.2 million as of March 31, 2002, primarily consisting of $500.0 million of senior notes and $221.1 million of commercial paper. On June 1, 1998, we issued $200 million of 6.70% fixed rate senior notes having a maturity of ten years from the date of issue. On August 6, 2001, we issued $200 million of 6.625% fixed rate senior notes due August 2006. The remaining $100 million ten-year senior notes bear interest at a 6.75% fixed rate and are due March 2003. As of March 31, 2002, it is expected that commercial paper will be issued to redeem the $100 million senior notes due March 2003. Commercial paper borrowings are expected to be reborrowed in the ordinary course of business. The interest rate on the commercial paper was 2.26% as of March 31, 2002.

As of March 31, 2002, we had available a $400 million Five Year Credit Agreement, which expires on May 29, 2006, and a $300 million 364-Day Credit Agreement, which expires on May 28, 2002 (collectively, the Agreements). As of March 31, 2002, no amounts were outstanding under the Agreements.

The $400 million Five Year Credit Agreement provides for borrowings at the London Interbank Offering Rate (LIBOR) plus 0.75% or 0.875%, and the $300 million 364-Day Credit Agreement provides for borrowings at LIBOR plus 0.775% or 0.90%, based on the amount of facility utilization. We pay annual fees of 0.125% on the $400

                                       16
                                  (continued)
million facility and 0.10% on the $300 million facility. The Agreements allow for borrowings at specified bid rates. As of March 31, 2002, the three-month LIBOR rate was 2.07%. The Agreements contain financial covenants requiring us to maintain certain financial ratios and standard provisions limiting leverage and liens. We were in compliance with these financial covenants as of March 31, 2002.

We have additional domestic bank lines that provide for total borrowings of $100 million as of March 31, 2002 and December 31, 2001, of which $85.1 million and $100.0 million, respectively, were unused. Our non-U.S. subsidiaries maintain bank credit facilities in various currencies that provided for available borrowings of $393.1 million and $386.3 million as of March 31, 2002 and December 31, 2001, respectively, of which $313.9 million and $276.1 million, respectively, were unused.

Pursuant to the terms of a revolving facility, we sell our trade receivables to a wholly-owned, consolidated subsidiary, York Receivables Funding LLC (YRFLLC). In turn, YRFLLC sells, on a revolving basis up to $175.0 million undivided ownership interest in the purchased trade receivables to bank conduits. We continue to service the receivables. No servicing asset or liability has been recognized as our cost to service the receivables approximates the servicing income.

In accordance with the facility, YRFLLC has sold $169.9 million and $175.0 million of undivided interest in trade receivables as of March 31, 2002 and December 31, 2001, respectively. The proceeds from the sale were reflected as a reduction of receivables in the accompanying consolidated balance sheets as of March 31, 2002 and December 31, 2001. The discount rate on the trade receivables sold was 1.89% and 2.00% as of March 31, 2002 and December 31, 2001, respectively.

We believe that we will be able to satisfy our principal and interest payment obligations and our working capital and capital expenditure requirements from operating cash flows together with the availability under the Agreements. The Agreements and commercial paper borrowings support seasonal working capital needs and are available for general corporate purposes. Seasonal working capital needs could increase due to shipment delays or an unusually cool summer season.

Our ability to finance operations in the commercial paper market is dependent upon maintaining satisfactory credit ratings. If our credit ratings would be lowered by the rating agencies, we have the ability to borrow under the Agreements as long as we continue to meet the financial covenants or until expiration of the Agreements. The primary financial covenants are the earnings before interest, taxes and depreciation and amortization (EBITDA) interest coverage and the debt to capital ratio, as defined under the Agreements. As of March 31, 2002, our EBITDA interest coverage was 4.8, exceeding the minimum requirement of 3.5. As of March 31, 2002 our debt to capital ratio was 52%, below the maximum allowed of 57%.

Our senior notes due in 2003 could be accelerated for payout only in a limited circumstance. The acceleration would occur in the event we repurchased over 20% of our shares in a twelve month period and our credit ratings were lowered by one full ratings letter.

Because our obligations under the Agreements and revolving trade receivables purchase facility bear interest at floating rates, our interest costs are sensitive to changes in prevailing interest rates.

In the ordinary course of business, we enter into various types of transactions that involve contracts and financial instruments. We enter into these financial instruments to manage financial market risk, including foreign exchange, commodity price and interest rate risk.

Outlook

We anticipate continued pressure on our business segments in the second quarter of 2002. The commercial air conditioning and refrigeration equipment markets are expected to be at lower levels from the second quarter of 2001. As of March 31, 2002, both ESG and YRG had lower backlog levels than in the prior year. UPG may continue to experience reduced margins due to product mix and a decline in the light commercial market.

We also currently anticipate volume and margin pressure during the second half of 2002 due to general equipment market levels. We expect these reductions will be offset by service and parts revenue growth, reduced costs as a result of our cost reduction efforts, and lower interest and tax expenses. In addition, we anticipate continued reductions in working capital during the remainder of 2002.


                                       17
                                  (continued)

New Accounting Standards

Effective January 1, 2002 we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, we no longer amortize goodwill, but instead test goodwill for impairment at least annually. Intangible assets with definite useful lives are amortized over such lives to their estimated residual values. We are required to assess, in accordance with the provisions of SFAS No. 142, whether there is an indication that any goodwill is impaired no later than June 30, 2002. As soon as possible after a determination that any goodwill may be impaired, but not later than December 31, 2002, we must re-compute the amount of such goodwill in accordance with the provisions of SFAS No. 142. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle. We estimate the adoption of SFAS No. 142 will result in a significant cumulative effect adjustment that may exceed $200 million. Amortization expense related to goodwill was $6.3 million in the three months ended March 31, 2001.

Forward-Looking Information - Risk Factors

To the extent we have made "forward-looking statements," certain risk factors could cause actual results to differ materially from those anticipated in such forward-looking statements including, but not limited to competition, government regulation, environmental considerations and the successful implementation of our cost reduction actions. Unseasonably cool spring or summer weather could adversely affect our UPG residential air conditioning business and, similarly, the Bristol compressor business. Bristol is also dependent on the successful development and introduction of new products. The ESG air conditioning business could be affected by a slowdown in the large chiller market and by the acceptance of new product introductions. YRG could be adversely affected by the effects of declining European currencies. Both YRG and ESG could be negatively impacted by reductions in commercial construction. In addition, our overall performance could be affected by declining worldwide economic conditions or slowdowns resulting from world events.

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

                                                YORK INTERNATIONAL CORPORATION
                                                           Registrant

Date May 7, 2002                                /S/ C. David Myers
                                                    C. David Myers
                                                    Corporate Vice President and
                                                    Chief Financial Officer