Form 10-Q
period 2002-06-30
YORK INTERNATIONAL CORP /DE/
filed 2002-08-13
CIK 842662

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                                    Yes [X]   No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                           Outstanding at August 13, 2002
           -----                           -----------------------------
Common Stock, par value $.005                  39,445,405 shares

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                      INDEX

                                                                                                                         Page No.
PART I.  FINANCIAL INFORMATION

  Item 1.         Financial Statements

                  Consolidated Condensed Statements of Operations - (unaudited)
                  Three Months and Six Months Ended June 30, 2002 and 2001                                                3

                  Consolidated Condensed Balance Sheets -
                  June 30, 2002 (unaudited) and December 31, 2001                                                         4

                  Consolidated Condensed Statements of Cash Flows - (unaudited)
                  Six Months Ended June 30, 2002 and 2001                                                                 5

                  Supplemental Notes to Consolidated Condensed
                  Financial Statements (unaudited)                                                                        6

  Item 2.         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                                          14

PART II.  OTHER INFORMATION

  Item 1.         Legal Proceedings                                                                                      20

  Item 2.         Changes in Securities                                                                                  20

  Item 3.         Defaults Upon Senior Securities                                                                        20

  Item 4.         Submission of Matters to a Vote of Security Holders                                                    20

  Item 5.         Other Information                                                                                      21

  Item 6.         Exhibits and Reports on Form 8-K                                                                       21

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 1

FINANCIAL STATEMENTS

Consolidated Condensed Statements of Operations (unaudited)
(in thousands, except per share data)

                                                           Three Months Ended June 30,          Six Months Ended June 30,
                                                            2002              2001                2002               2001
                                                       ----------------  ----------------    ----------------   ----------------
Net sales                                            $    1,047,094    $    1,077,472      $    1,891,476     $    2,019,577

Cost of goods sold                                          831,242           867,914           1,522,777          1,628,695
                                                       ----------------  ----------------    ----------------   ----------------

            Gross profit                                    215,852           209,558             368,699            390,882

Selling, general and administrative expenses                143,236           142,339             286,668            290,603

Restructuring charges, net                                      --             35,224               2,730             57,175
                                                       ----------------  ----------------    ----------------   ----------------

            Income from operations                           72,616            31,995              79,301             43,104

Interest expense, net                                        12,436            18,282              25,149             38,231

Loss on divestiture                                             --                --               10,683                --

Equity in earnings of affiliates                             (2,038)           (1,847)             (2,608)            (1,949)
                                                       ----------------  ----------------    ----------------   ----------------

            Income before income taxes and
               cumulative effect of a change
               in accounting principle                       62,218            15,560              46,077              6,822

Provision (benefit) for income taxes                         13,999           (17,256)             12,603            (17,000)
                                                       ----------------  ----------------    ----------------   ----------------

            Income before cumulative effect of
               a change in accounting principle              48,219            32,816              33,474             23,822

Cumulative effect of a change in accounting
    principle                                                   --                --             (179,436)               --
                                                       ----------------  ----------------    ----------------   ----------------


            Net income (loss)                        $       48,219    $       32,816      $     (145,962)    $       23,822
                                                       ================  ================    ================   ================

Basic earnings (loss) per share:
    Income before cumulative effect of
       a change in accounting principle              $         1.23    $         0.85      $         0.85     $         0.62
    Cumulative effect of a change in
       accounting principle                                     --                --                (4.56)               --
                                                       ----------------  ----------------    ----------------   ----------------
    Net income (loss)                                $         1.23    $         0.85      $        (3.71)    $         0.62
                                                       ================  ================    ================   ================

Diluted earnings (loss) per share:
    Income before cumulative effect of
       a change in accounting principle              $         1.21    $         0.84      $         0.84     $         0.61
    Cumulative effect of a change in
       accounting principle                                     --                --                (4.49)               --
                                                       ----------------  ----------------    ----------------   ----------------

    Net income (loss)                                $         1.21    $         0.84      $        (3.65)    $         0.61
                                                       ================  ================    ================   ================

Cash dividends per share                             $         0.15    $         0.15      $         0.30     $         0.30
                                                       ================  ================    ================   ================

Weighted average common shares and
common equivalents outstanding:

            Basic                                            39,362            38,472              39,309             38,430
            Diluted                                          39,998            39,006              39,955             38,922

See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(in thousands)

                                                                               June 30, 2002           December 31,
                                                                                (unaudited)                2001
                                                                             -------------------    -------------------
ASSETS

Current assets:
    Cash and cash equivalents                                              $          40,804      $          39,434
    Receivables, net                                                                 691,952                613,892
    Inventories
       Raw material                                                                  141,471                143,148
       Work in process                                                               122,455                101,575
       Finished goods                                                                235,130                270,537
                                                                             -------------------    -------------------
          Total inventories                                                          499,056                515,260

    Prepayments and other current assets                                             104,226                 81,883
                                                                             -------------------    -------------------

       Total current assets                                                        1,336,038              1,250,469

Deferred income taxes                                                                 42,951                 56,149
Investments in affiliates                                                             26,918                 24,957
Property, plant and equipment, net                                                   493,143                480,999
Goodwill                                                                             492,268                651,673
Intangibles, net                                                                      30,764                 28,415
Deferred charges and other assets                                                     79,299                 79,847
                                                                             -------------------    -------------------

       Total assets                                                        $       2,501,381      $       2,572,509
                                                                             ===================    ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable and current portion of long-term debt                    $          38,337      $          36,604
    Accounts payable and accrued expenses                                            778,467                735,962
    Income taxes                                                                      28,767                  5,073
                                                                             -------------------    -------------------

       Total current liabilities                                                     845,571                777,639

Long-term warranties                                                                  44,970                 43,751
Long-term debt                                                                       681,515                724,378
Postretirement and postemployment benefits                                           208,743                208,195
Other long-term liabilities                                                           74,430                 79,112
                                                                             -------------------    -------------------

       Total liabilities                                                           1,855,229              1,833,075

Stockholders' equity                                                                 646,152                739,434
                                                                             -------------------    -------------------

       Total liabilities and stockholders' equity                          $       2,501,381      $       2,572,509
                                                                             ===================    ===================

See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES



Consolidated Condensed Statements of Cash Flows (unaudited)
(in thousands)

                                                                                        Six Months Ended June 30,
                                                                                        2002                 2001
                                                                                   ---------------      ----------------
Cash flows from operating activities:

    Net (loss) income                                                            $    (145,962)       $       23,822
    Adjustments to reconcile net (loss) income to net
       cash provided by operating activities:
          Cumulative effect of a change in accounting principle                        179,436                   --
          Depreciation and amortization of property, plant and equipment                30,217                33,313
          Amortization of deferred charges, intangibles and goodwill                     1,358                13,883
          Provision for doubtful receivables                                             8,849                 4,411
          Effect of non-cash charges                                                     1,631                26,690
          Loss on divestiture                                                           10,683                   --
          Deferred income taxes                                                         13,233                 4,047
          Loss on sale of fixed assets                                                   1,201                 1,829
          Other                                                                           (179)                1,427
          Change in assets and liabilities net of effects from
            acquisitions and divestitures:
               Receivables                                                             (92,871)              (80,833)
               Inventories                                                              13,855                33,715
               Prepayments and other current assets                                    (23,893)               14,711
               Accounts payable and accrued expenses                                    49,358               (66,512)
               Income taxes                                                             23,758                (4,680)
               Other long-term assets and liabilities                                    2,361                 8,490
                                                                                   ---------------      ----------------

            Net cash provided by operating activities                                   73,035                14,313
                                                                                   ---------------      ----------------

Cash flows from investing activities:

    Purchases of other companies, net of cash acquired                                  (2,248)                  --
    Proceeds from divestiture, net                                                      12,071                   --
    Capital expenditures                                                               (35,915)              (35,301)
    Proceeds from sale of fixed assets                                                   4,699                   450
                                                                                   ---------------      ----------------

            Net cash used by investing activities                                      (21,393)              (34,851)
                                                                                   ---------------      ----------------

Cash flows from financing activities:

    Net proceeds on short-term debt                                                      1,729                68,746
    Net (payments) proceeds of commercial paper borrowings                             (29,305)               22,841
    Net payments on other long-term debt                                               (16,732)              (66,044)
    Common stock issued                                                                  6,163                 3,875
    Treasury stock purchases                                                               (30)                  (38)
    Dividends paid                                                                     (11,809)              (11,544)
                                                                                   ---------------      ----------------

            Net cash (used) provided by financing activities                           (49,984)               17,836
                                                                                   ---------------      ----------------

Effect of exchange rate changes on cash and cash equivalents                              (288)                  123
                                                                                   ---------------      ----------------

            Net increase (decrease) in cash and cash equivalents                         1,370                (2,579)

Cash and cash equivalents at beginning of period                                        39,434                26,425
                                                                                   ---------------      ----------------

Cash and cash equivalents at end of period                                       $      40,804        $       23,846
                                                                                   ===============      ================

See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Supplemental Notes To Consolidated Condensed Financial Statements (unaudited)


(1) The consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the information presented is not misleading and the disclosures are adequate. In our opinion, the accompanying consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2002 and December 31, 2001, the results of operations for the three and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

         Certain reclassifications have been made to the 2001 consolidated condensed financial statements to conform to the 2002 presentation.

(2) The following table summarizes our indebtedness as of June 30, 2002 and December 31, 2001 (in thousands):


                                                                                 June 30,          December 31,
                                                                                   2002                2001
                                                                              ----------------    ----------------
Notes payable and current portion of long-term debt:

    Bank loans (primarily foreign currency)                                 $       34,692      $       32,963
    Current portion of long-term debt                                                3,645               3,641
                                                                              ----------------    ----------------
       Total                                                                $       38,337      $       36,604
                                                                              ================    ================

Long-term debt:
    Commercial paper, 2.05% interest in 2002
       and 2.38% interest in 2001                                           $      168,397      $      197,702
    Senior notes, 6.75% interest, due March 2003                                   100,000             100,000
    Senior notes, 6.625% interest, due August 2006                                 200,000             200,000
    Senior notes, 6.70% interest, due June 2008                                    200,000             200,000
    Other (primarily foreign bank loans) at an average
       rate of 6.57% in 2002 and 6.38% in 2001                                      16,763              30,317
                                                                              ----------------    ----------------

       Total                                                                       685,160             728,019
Less current portion                                                                (3,645)             (3,641)
                                                                              ----------------    ----------------
Noncurrent portion                                                          $      681,515      $      724,378
                                                                              ================    ================

         As of June 30, 2002 and December 31, 2001, our borrowings consisted of senior notes, commercial paper issuances and various other bank and term loans. The commercial paper issuances and certain bank loans are expected to be reborrowed in the ordinary course of business, depending on our financing needs. As of June 30, 2002, it is expected that commercial paper will be issued to redeem the $100 million senior notes due March 2003. In May 2002, we amended our Five Year Credit Agreement and renewed our 364-Day Credit Agreement. We have available a $400 million Five Year Credit Agreement, which expires on May 29, 2006, and a $300 million 364-Day Credit Agreement, which expires on May 28, 2003 (collectively, the Agreements). As of December 31, 2001, we had available the $400 million Five Year Credit Agreement, and a $300 million 364-Day Credit Agreement, which expired on May 28, 2002. As of June 30, 2002 and December 31, 2001, no amounts were outstanding under the Agreements.


                                       6
                                  (continued)

         The $400 million Five Year Credit Agreement provides for borrowings at the London Interbank Offering Rate (LIBOR) plus 0.75% or 0.875%, and the $300 million 364-Day Credit Agreement provides for borrowings at LIBOR plus 0.775% or 0.90%, based on the amount of facility utilization. We pay annual fees of 0.125% on the $400 million facility and 0.10% on the $300 million facility. The Agreements allow for borrowings at specified bid rates. As of June 30, 2002 and December 31, 2001, the three-month LIBOR rate was 1.87% and 1.86%, respectively. The Agreements contain financial covenants requiring us to maintain certain financial ratios and standard provisions limiting leverage and liens. We were in compliance with these financial covenants as of June 30, 2002 and December 31, 2001.

         We have additional unused domestic bank lines that provide for total borrowings of $100 million as of June 30, 2002 and December 31, 2001. Our non-U.S. subsidiaries maintain bank credit facilities in various currencies that provided for available borrowings of $383.9 million and $386.3 million as of June 30, 2002 and December 31, 2001, respectively, of which $293.0 million and $276.1 million, respectively, were unused.

         See note 6 for discussion regarding revolving trade receivable purchase facility.

(3) The following table summarizes our stockholders' equity as of June 30, 2002 and December 31, 2001 (in thousands, except per share data):

                                                                                          June 30,          December 31,
                                                                                           2002                2001
                                                                                      ----------------    ----------------
Common stock $.005 par value; 200,000 shares authorized; issued 45,616 shares at
    June 30, 2002 and December 31, 2001                                                 $     228         $     228
Additional paid-in capital                                                                722,558           723,980
Retained earnings                                                                         291,318           449,089
Accumulated other comprehensive losses                                                   (139,221)         (196,870)
Treasury stock, at cost; 6,172 shares at June 30, 2002
    and 6,394 shares at December 31, 2001                                                (228,706)         (236,938)
Unearned compensation                                                                         (25)              (55)
                                                                                        ---------         ---------

Total stockholders' equity                                                              $ 646,152         $ 739,434
                                                                                        =========         =========

(4)      Derivative Instruments and Hedging Activities

         We are exposed to market risk associated with changes in interest rates, foreign currency exchange rates, and certain commodity prices. To enhance our ability to manage these market risks, we enter into derivative instruments for periods consistent with the related underlying exposures. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in fair value or cash flows of the underlying exposures being hedged. We mitigate the risk that the counter-party to these derivative instruments will fail to perform by only entering into derivative instruments with major financial institutions. We do not typically hedge our market risk exposures beyond three years and do not hold or issue derivative instruments for trading purposes.

         Recognized gains or losses for the six months ended June 30, 2002 as a result of the discontinuance of cash flow hedges were not significant.

         Currency Rate Hedging

         We manufacture and sell our products in a number of countries throughout the world, and therefore, are exposed to movements in various currencies against the United States Dollar and against the currencies in which we manufacture. Through our currency hedging activities, we seek to minimize the risk that cash flows resulting from the sale of products, manufactured in a currency different from the currency used by the selling subsidiary, will be affected by changes in foreign currency exchange rates. Foreign currency derivative instruments (forward contracts and purchased option contracts) are matched to the underlying foreign currency exposures and are executed to minimize foreign exchange transaction costs.

                                       7
                                  (continued)

         As of June 30, 2002, we forecasted that $1.2 million of net losses in accumulated other comprehensive losses will be reclassified into earnings within the next twelve months.

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

         As of June 30, 2002, we forecasted that $0.7 million of net losses in accumulated other comprehensive losses will be reclassified into earnings within the next twelve months.

         Interest Rate Hedging

         We manage our interest rate risk by entering into both fixed and variable rate debt at the lowest possible costs. In addition, we enter into interest rate swap contracts in order to achieve a cost effective mix of fixed and variable rate indebtedness.

         As of June 30, 2002, we had interest rate swap contracts to pay variable interest, based on the six-month LIBOR rate, and received a fixed rate of interest of 6.625% on a notional amount of $100 million. As of June 30, 2002, the fair value of these swap contracts was an unrealized gain of $5.3 million. We have designated our outstanding interest rate swap contracts as fair value hedges of an underlying fixed rate debt obligation. The fair value of these contracts is recorded in other long-term assets or liabilities with a corresponding increase or decrease in the fixed rate debt obligation. The change in fair values of both the fair value hedge instruments and the underlying debt obligations are recorded as equal and offsetting unrealized gains and losses in the interest expense component of the consolidated condensed statements of operations. All existing fair value hedges are 100% effective under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." As a result, there is no impact on current earnings resulting from hedge ineffectiveness.

(5)      Comprehensive income (loss) is determined as follows (in thousands):

                                                     Three Months Ended June 30,        Six Months Ended June 30,
                                                       2002             2001               2002              2001
                                                   -------------     ------------      -------------     -------------
Net income (loss)                                $    48,219       $   32,816        $     (145,962)     $     23,822
Other comprehensive income (loss):
    Foreign currency translation adjustment           43,196          (20,700)               51,159           (51,706)
    Cash flow hedges:
       Transition adjustment, net of tax                 --               --                    --               (976)
       Reclassification adjustment, net of tax         2,181              667                 3,413             1,219
       Net derivative (losses) gains, net of tax        (635)          (2,153)                3,077            (4,928)
                                                   -------------     ------------      -------------     -------------

Comprehensive income (loss)                      $    92,961       $   10,630        $      (88,313)     $    (32,569)
                                                   =============     ============      =============     =============

(6) Pursuant to the terms of a revolving facility which expires in December 2004, we sell our trade receivables to a wholly-owned, consolidated subsidiary, York Receivables Funding LLC (YRFLLC). In turn, YRFLLC sells, on a revolving basis, up to a $175.0 million undivided ownership interest in the purchased trade receivables to bank conduits. We continue to service the receivables. No servicing asset or liability has been recognized as our cost to service the receivables approximates the servicing income.

         In accordance with the facility, YRFLLC has sold $175.0 million of an undivided interest in trade receivables as of June 30, 2002 and December 31, 2001. The proceeds from the sale were reflected as a

                                       8
                                  (continued)
         reduction of receivables in the accompanying consolidated condensed balance sheets as of June 30, 2002 and December 31, 2001. The discount rate on the trade receivables sold was 1.82% and 2.00% as of June 30, 2002 and December 31, 2001, respectively.

(7) Effective January 1, 2002 we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, we no longer amortize goodwill, but instead we test reporting unit goodwill for impairment at least annually. Commencing in the fourth quarter of 2002, we will perform an annual goodwill impairment test for each of our reporting units. The Engineered Systems Group, York Refrigeration Group, Unitary Products Group and Bristol Compressors segments were identified as our reporting units, as defined under the standard. We will identify potential goodwill impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the amount of goodwill impairment loss, if any, must be measured. We measure the amount of goodwill impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized as an operating expense.

         Upon adoption of SFAS No. 142, we were required to perform a transitional goodwill impairment test. We completed the transitional goodwill impairment test during the second quarter of 2002. We tested our reporting units by comparing carrying value to fair value as of January 1, 2002. We determined fair value using a discounted cash flow and market-multiple approach. The transitional impairment analysis indicated an impairment existed in our York Refrigeration Group reporting unit. No indication of impairment existed in our other reporting units. The historic and projected financial performance of the York Refrigeration Group, which includes the entities acquired in the Sabroe acquisition, were insufficient to support the related goodwill. We employed a third-party appraisal firm to determine the fair value of the York Refrigeration Group reporting unit as well as York Refrigeration Group's property, plant and equipment and intangibles. As a result, we recognized a non-cash transitional goodwill impairment charge of $179 million in our York Refrigeration Group reporting unit. As required by SFAS No. 142, the transitional goodwill impairment charge was recorded as a cumulative effect of a change in accounting principle in the accompanying consolidated condensed statement of operations as of January 1, 2002.

         The changes in the carrying amount of goodwill for the six months ended June 30, 2002 by segment, are as follows (in thousands):


                                                        Net         Transitional        Foreign
                                  Balance as of       Goodwill       Impairment        Currency       Balance as of
                                 Dec. 31, 2001        Acquired       Adjustment       Fluctuation     June 30, 2002
                                 -----------------  ------------- -----------------  --------------  -----------------
Engineered Systems Group         $      83,872      $     801      $        --       $      560      $     85,233
York Refrigeration Group               371,048            704             (179,436)      17,966           210,282
Unitary Products Group                 140,440            --                --              --            140,440
Bristol Compressors                     56,313            --                --              --             56,313
                                   ---------------    -----------    --------------    ------------    ---------------
                                 $     651,673      $   1,505      $      (179,436)  $   18,526      $    492,268
                                   ===============    ===========    ==============    ============    ===============


                                       9
                                  (continued)

         The following table presents net income and basic and diluted earnings per share excluding goodwill amortization for the periods indicated (in thousands, except per share data):


                                                                                 Three Months           Six Months
                                                                                    Ended                 Ended
                                                                                June 30, 2001         June 30, 2001
                                                                               -----------------     -----------------
Reported net income                                                          $        32,816       $        23,822
Add back:  goodwill amortization                                                       5,986                12,328
                                                                               -----------------     -----------------
Adjusted net income                                                          $        38,802       $        36,150
                                                                               =================     =================

Basic earnings per share:
    Reported net income                                                      $          0.85       $          0.62
    Add back:  goodwill amortization                                                    0.16                  0.32
                                                                               -----------------     -----------------
    Adjusted net income                                                      $          1.01       $          0.94
                                                                               =================     =================

Diluted earnings per share:
    Reported net income                                                      $          0.84       $          0.61
    Add back:  goodwill amortization                                                    0.15                  0.32
                                                                               -----------------     -----------------
    Adjusted net income                                                      $          0.99       $          0.93
                                                                               =================     =================


         The following table presents net income and basic and diluted earnings per share excluding goodwill amortization for the twelve months ended December 31, 2001, 2000 and 1999 (in thousands, except per share data):

                                                                       Twelve Months Ended December 31,
                                                               2001                  2000                  1999
                                                         ------------------    -----------------     -----------------
Reported net income                                    $         45,989      $       106,607       $        75,882
Add back:  goodwill amortization                                 24,447               25,634                20,330
                                                         ------------------    -----------------     -----------------
Adjusted net income                                    $         70,436      $       132,241       $        96,212
                                                         ==================    =================     =================

Basic earnings per share:
    Reported net income                                $           1.19      $          2.80       $          1.91
    Add back:  goodwill amortization                               0.63                 0.67                  0.52
                                                         ------------------    -----------------     -----------------
    Adjusted net income                                $           1.82      $          3.47       $          2.43
                                                         ==================    =================     =================

Diluted earnings per share:
    Reported net income                                $           1.17      $          2.78       $          1.91
    Add back:  goodwill amortization                               0.63                 0.67                  0.51
                                                         ------------------    -----------------     -----------------
    Adjusted net income                                $           1.80      $          3.45       $          2.42
                                                         ==================    =================     =================

    (8) The following table summarizes the major intangible asset classes subject to amortization included in the accompanying consolidated condensed balance sheets as of June 30, 2002 and December 31, 2001 (in thousands):

                                       10
                                  (continued)

                                                                   Gross Carrying     Accumulated       Net Carrying
June 30, 2002                                                       Amount           Amortization          Amount
-------------                                                    -------------      -------------     -----------------
Trade names and trademarks                                     $    33,593        $     3,574       $        30,019
Other                                                                1,425                680                   745
                                                                 -------------      -------------     -----------------
                                                               $    35,018        $     4,254       $        30,764
                                                                 =============      =============     =================
December 31, 2001
Trade names and trademarks                                     $    30,439        $     2,734       $        27,705
Other                                                                1,237                527                   710
                                                                 -------------      -------------     -----------------
                                                               $    31,676        $     3,261       $        28,415
                                                                 =============      =============     =================




         Amortization expense for trade names and trademarks and other intangible assets for the three and six months ended June 30, 2002 was $0.3 million and $0.6 million, respectively. For the three and six months ended June 30, 2001, amortization expense for trade names and trademarks and other intangible assets was $0.3 million and $0.6 million, respectively.

         The following table estimates the amount of amortization expense for trade names and trademarks and other intangible assets for the remainder of 2002 and each of the fiscal years indicated (in thousands):


2002 (July 1 - December 31)                                                                         $           626
2003                                                                                                          1,252
2004                                                                                                          1,252
2005                                                                                                          1,252
2006                                                                                                          1,252
Thereafter                                                                                                   25,130

(9) Net income (loss) as set forth in the consolidated condensed statements of operations is used in the computation of basic and diluted earnings
         (loss) per share information. Reconciliations of shares used in the computations of earnings (loss) per share are as follows (in thousands):

                                                  Three Months Ended June 30,         Six Months Ended June 30,
                                                    2002              2001              2002               2001
                                                -------------     --------------    --------------     -------------
Weighted average common shares
    outstanding used in the computation
    of basic earnings (loss) per share             39,362             38,472            39,309            38,430
Effect of dilutive securities:
    Non-vested restricted shares                        2                  3                 2                 3
    Stock options                                     634                531               644               489
                                                 ------------     --------------    --------------     -------------
Weighted average common shares and
    equivalents used in the computation
    of diluted earnings (loss) per share           39,998             39,006            39,955            38,922
                                                =============     ==============    ==============     =============
Stock options not included in the earnings
    (loss) per share computation as their
    effect would have been anti-dilutive            1,968              3,436             1,930             3,436
                                                =============     ==============    ==============     =============

(10) In 2002, we reorganized certain portions of our operating segments. Prior year amounts were reclassified to conform to the current presentation. Also in 2002, we allocated certain goodwill, which was previously reflected as a non-allocated asset, to our operating segments in accordance with SFAS No. 142. Prior year total assets were reclassified to conform to the current presentation. The table below represents our operating results by segment (in thousands):

                                       11
                                   (continued)

                                                       Three Months Ended June 30,               Six Months Ended June 30,
                                                        2002                2001                  2002               2001
                                                   ---------------    -----------------     -----------------   ----------------
Net sales:
    Engineered Systems Group                     $     489,346      $       516,468       $       877,998        $   958,290
    York Refrigeration Group                           231,252              233,783               420,381            446,028
    Unitary Products Group                             217,809              227,508               378,994            401,451
    Bristol Compressors                                163,698              162,773               319,654            330,823
    Eliminations(1)                                    (55,011)             (63,060)             (105,551)          (117,015)
                                                   ---------------    -----------------     -----------------   ----------------
                                                     1,047,094            1,077,472             1,891,476          2,019,577
                                                   ===============    =================     =================   ================

    (1)Eliminations include the following
          intersegment sales:
       Engineered Systems Group                          3,758                7,262                 5,899             15,824
       York Refrigeration Group                          7,828                4,938                14,913             10,371
       Unitary Products Group                           10,487               16,572                24,547             29,075
       Bristol Compressors                              32,938               34,288                60,192             61,745
                                                   ---------------    -----------------     -----------------   ----------------
    Eliminations                                        55,011               63,060               105,551            117,015
                                                   ===============    =================     =================   ================

Income from operations:
    Engineered Systems Group                            35,219               44,026                39,086             62,021
    York Refrigeration Group                            17,967               18,205                26,662             28,442
    Unitary Products Group                              18,282               24,770                15,842             37,522
    Bristol Compressors                                 12,788               17,303                29,123             34,066
    General corporate expenses,
       eliminations, and other
       non-allocated items                             (11,640)             (14,264)              (20,936)           (30,420)
    Charges and operating expenses                         --               (58,045)              (10,476)           (88,527)
                                                   ---------------    -----------------     -----------------   ----------------
                                                        72,616               31,995                79,301             43,104
                                                   ===============    =================     =================   ================

Equity in earnings of affiliates:
    Engineered Systems Group                              (720)              (1,090)                 (854)            (1,114)
    York Refrigeration Group                              (349)                (103)                 (761)              (259)
    Bristol Compressors                                   (969)                (654)                 (993)              (576)
                                                   ---------------    -----------------     -----------------   ----------------
                                                        (2,038)              (1,847)               (2,608)            (1,949)
                                                   ===============    =================     =================   ================

Earnings before interest and taxes:

    Engineered Systems Group                            35,939               45,116                39,940             63,135
    York Refrigeration Group                            18,316               18,308                27,423             28,701
    Unitary Products Group                              18,282               24,770                15,842             37,522
    Bristol Compressors                                 13,757               17,957                30,116             34,642
    General corporate expenses,
       eliminations, and other
       non-allocated items                            (11,640)             (14,264)               (20,936)           (30,420)
    Charges and operating expenses                         --               (58,045)              (10,476)           (88,527)
    Loss on divestiture                                    --                   --                (10,683)            --
                                                   ---------------    -----------------     -----------------   ----------------
                                                        74,654               33,842                71,226             45,053

Interest expense, net                                   12,436               18,282                25,149             38,231
                                                   ---------------    -----------------     -----------------   ----------------

Income before income taxes and
    cumulative effect of a change in
    accounting principle                                62,218               15,560                46,077              6,822

Provision (benefit) for income taxes                    13,999              (17,256)               12,603            (17,000)
                                                   ---------------    -----------------     -----------------   ----------------

Income before cumulative effect of
    a change in accounting principle             $      48,219      $        32,816       $        33,474        $    23,822
                                                   ===============    =================     =================   ================


                                       12
                                   (continued)

                                                                             June 30, 2002            Dec. 31, 2001
                                                                           ------------------        -----------------
Total assets:
    Engineered Systems Group                                             $      1,025,076          $     1,049,536
    York Refrigeration Group                                                      792,670                  917,541
    Unitary Products Group                                                        484,981                  447,359
    Bristol Compressors                                                           316,600                  270,943
    Eliminations and other non-allocated assets                                  (117,946)                (112,870)
                                                                           ------------------        -----------------
                                                                         $      2,501,381          $     2,572,509
                                                                           ==================        =================

(11) In October 2000, we announced the initiation of a cost reduction process, which included plant closures and divestitures, product line and facility rationalizations, selling, general and administrative expense reductions and other one-time costs. In the second quarter of 2001, we expanded the scope of the cost reduction process to include additional plant closings and staff reductions. In the six months ended June 30, 2002, the six months ended June 30, 2001, and the three months ended June 30, 2001, we recorded restructuring charges of $2.8 million, $67.5 million and $42.6 million, respectively, including $0.1 million, $10.3 million, and $7.4 million, respectively, charged to cost of goods sold, relating to the cost reduction process. We incurred no similar charges in the three months ended June 30, 2002.

         The charges included write-downs for the impairment of fixed assets and other assets relating to facilities to be closed or divested and other impaired assets. These actions included the plant closure of the Unitary Products Group factory in Elyria, Ohio, the Engineered Systems Group Airside factory in Portland, Oregon, the York Refrigeration Group facility in San Antonio, Texas, the Bristol Compressor plant in Sparta, North Carolina and factories in Asquith, Australia; Montevideo, Uruguay; and Barlassina, Italy. Severance and other accruals included planned reductions in workforce throughout the company. Of the approximately 2,350 salary and wage employee reductions planned, approximately 200 remained at June 30, 2002. Detail of the activity in the six months ended June 30, 2002 is as follows:



                                                              Additional
                                                 Non-cash       Accrual                      Accrual
                                                 Write-downs   Established    Utilized       Reduction
                                                  in Six        in Six         in Six        in Six
                                   Remaining      Months        Months         Months        Months       Remaining
                                  Accruals at      Ended         Ended          Ended         Ended      Accruals at
                                   Dec. 31       June 30,      June 30,       June 30,      June 30,      June 30,
(in thousands)                      2001           2002          2002           2002          2002          2002
                                 ------------   ------------  ------------   ------------  ------------  ------------
Fixed asset write-downs        $      --      $    1,500    $      --      $      --     $      --     $      --
Inventory write-downs                 --              44           --             --            --            --
Other asset write-downs               --              87           --             --            --            --
Severance                          10,728            --            994          7,618           464         3,640
Contractual obligations             3,011            --              5            737             6         2,273
Other                               2,580            --            658            985           --          2,253
                                 ------------   ------------  ------------   ------------  ------------  ------------
                               $   16,319     $    1,631    $    1,657     $    9,340    $      470    $    8,166
                                 ============   ============  ============   ============  ============  ============


(12) In January 2002, we sold our Engineered Systems Group air conditioning operations in Australia for $12.1 million. The sale resulted in a loss of $10.7 million.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth net sales and earnings before interest and taxes
(EBIT) by segment (in thousands:)


                                                        Three Months Ended June 30,             Six Months Ended June 30,
                                                        2002                2001                2002                2001
                                                   ---------------     ----------------    ----------------    ----------------
Net sales:
Engineered Systems Group                         $     489,346       $      516,468      $      877,998      $      958,290
York Refrigeration Group                               231,252              233,783             420,381             446,028
Unitary Products Group                                 217,809              227,508             378,994             401,451
Bristol Compressors                                    163,698              162,773             319,654             330,823
Eliminations                                           (55,011)             (63,060)           (105,551)           (117,015)
                                                   ---------------     ----------------    ----------------    ----------------
                Net sales                        $   1,047,094       $    1,077,472      $    1,891,476      $    2,019,577
                                                   ===============     ================    ================    ================

EBIT:

Engineered Systems Group                         $      35,939       $       45,116      $       39,940      $       63,135
York Refrigeration Group                                18,316               18,308              27,423              28,701
Unitary Products Group                                  18,282               24,770              15,842              37,522
Bristol Compressors                                     13,757               17,957              30,116              34,642
General corporate expenses,
    eliminations, and other
    non-allocated items                                (11,640)             (14,264)            (20,936)            (30,420)
Charges and operating expenses                             --               (58,045)            (10,476)            (88,527)
Loss on divestiture                                        --                   --              (10,683)                --
                                                   ---------------     ----------------    ----------------    ----------------
                EBIT                             $      74,654       $       33,842      $       71,226      $       45,053
                                                   ===============     ================    ================    ================

Consolidated Operations

Net sales for the three months ended June 30, 2002 decreased 2.8% to $1,047.1 million from $1,077.5 million for the same period in 2001. Net sales for the six months ended June 30, 2002 decreased 6.3% to $1,891.5 million as compared to $2,019.6 million for the six months ended June 30, 2001. Reduced shipments of chillers and lower sales of unitary light commercial products were partially offset by service growth. (See further discussion below under Segment Analysis.). For the three months ended June 30, 2002, net sales in the United States decreased 2.7% to $525.6 million and international net sales decreased 2.9% to $521.5 million. Order backlog as of June 30, 2002 was $971.5 million compared to $1,052.7 million as of June 30, 2001 and $852.0 million as of December 31, 2001.

Gross profit increased 3.0% to $215.9 million (20.6% of net sales) in the three months ended June 30, 2002 as compared to $209.6 million (19.4% of net sales) in the same period of 2001. During the six months ended June 30, 2002, gross profit decreased 5.7% to $368.7 million (19.5% of net sales) from $390.9 million (19.4% of net sales) for the six months ended June 30, 2001. Included in cost of goods sold for the six months ended June 30, 2002, the six months ended June 30, 2001, and the three months ended June 30, 2001, were $0.1 million, $10.3 million, and $7.4 million, respectively, of restructuring charges, $6.8 million, $13.5 million, and $9.6 million, respectively, of one-time costs related to cost reduction actions, and $0.8 million, $7.6 million, and $5.9 million, respectively, related to a discontinued product line. We incurred no similar charges in the three months ended June 30, 2002.

                                       14
                                   (continued)

Excluding the charges discussed above, gross profit decreased 7.1% to $215.9 million (20.6% of net sales) in the three months ended June 30, 2002 from $232.4 million (21.6% of net sales) in the same period of 2001. For the six months ended June 30, 2002, gross profit, excluding the charges discussed above, decreased 10.8% to $376.4 million (19.9% of net sales) from $422.2 million (20.9% of net sales) for the six months ended June 30, 2001. The decreases were primarily due to reduced volume, the impact of competitive margin pressures, manufacturing inefficiencies, changes in product mix, and increased investments relating to our service activities.

Selling, general and administrative (SG&A) expense increased 0.6% to $143.2 million (13.7% of net sales) in the three months ended June 30, 2002 from $142.3 million (13.2% of net sales) in the three months ended June 30, 2001. Increases resulting from higher medical and information technology costs and the effect of strengthening European currencies were partially offset by staff reductions and other cost reduction efforts and the elimination of goodwill amortization in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." For the six months ended June 30, 2002, SG&A expense decreased 1.4% to $286.7 million (15.2% of net sales) from $290.6 million (14.4% of net sales) for the same period of 2001. In addition to the items which affected second quarter expense, SG&A expense for the six months increased as a percent of sales due to a first quarter write-off of a $5.9 million receivable related to a Unitary Products Group distributor that became insolvent.

In October 2000, we announced the initiation of a cost reduction process, which included plant closures and divestitures, product line and facility rationalizations, SG&A expense reductions and other one-time costs. In the second quarter of 2001, we expanded the scope of the cost reduction process to include additional plant closings and staff reductions. In the six months ended June 30, 2002, the six months ended June 30, 2001, and the three months ended June 30, 2001, we recorded charges to operations of $9.6 million, $81.0 million, and $52.2 million, respectively, related to these cost reduction actions, including the $6.9 million, $23.8 million, and $17.0 million, respectively, charged to cost of goods sold as discussed above. We incurred no similar charges in the three months ended June 30, 2002. The charges in the six months ended June 30, 2002, the six months ended June 30, 2001, and the three months ended June 30, 2001 included $1.6 million, $26.7 million, and $20.3 million, respectively, in write-downs of various assets and $1.2 million, $40.8 million, and $22.3 million, respectively, in accruals for severance and other costs. As of June 30, 2002, the closing of one facility was still in process. We do not anticipate significant additional costs to be incurred during the remainder of 2002 relating to the announced actions.

Equity in earnings of affiliates was $2.0 million during the three months ended June 30, 2002 as compared to $1.8 million during the three months ended June 30, 2001. For the six months ended June 30, 2002, equity in earnings of affiliates was $2.6 million as compared to $1.9 million for the same period of 2001. The increase was primarily the result of improved performance of Scroll Technologies and our joint venture in Korea.

In January 2002, we sold our Engineered Systems Group air conditioning operations in Australia for $12.1 million. The sale resulted in a loss of $10.7 million.

During the three months ended June 30, 2002, earnings before interest and taxes
(EBIT) increased 120.6% to $74.7 million (7.1% of net sales) from $33.8 million (3.1% of net sales) during the three months ended June 30, 2001. During the six months ended June 30, 2002, EBIT increased 58.1% to $71.2 million (3.8% of net sales) from $45.1 million (2.2% of net sales) during the same period of 2001. Excluding the charges discussed above, EBIT decreased 18.8% to $74.7 million (7.1% of net sales) in the three months ended June 30, 2002 compared to $91.9 million (8.5% of net sales) in the same period of 2001. EBIT, excluding the charges discussed above and the loss on divestiture, decreased 30.8% to $92.4 million (4.9% of net sales) in the six months ended June 30, 2002 as compared to $133.6 million (6.6% of net sales) in the same period of 2001. (See further discussion below under Segment Analysis.)

Net interest expense in the three months ended June 30, 2002 was $12.4 million compared to $18.3 million in the same period of 2001. Net interest expense in the six months ended June 30, 2002 was $25.1 million compared to $38.2 million in the six months ended June 30, 2001. The decrease resulted from lower average debt levels and lower interest rates.

The income tax provision of $14.0 million for the three months ended June 30, 2002 and $12.6 million for the six months ended June 30, 2002 relates to both U.S. and non-U.S. operations. The tax rate for ongoing operations was 22.5% for the first six months of 2002 compared to 30.0% for the first six months of 2001. The tax rate improvement for ongoing operations was the result of effective tax planning strategies, tax holidays and the impact of the adoption of SFAS
No. 142.



                                       15
                                  (continued)

Upon adoption of SFAS No. 142 we were required to perform a transitional goodwill impairment test. The transitional goodwill impairment test was completed during the second quarter of 2002. As a result, we recognized a non-cash transitional goodwill impairment charge of $179 million in our York Refrigeration Group reporting unit. The historic and projected financial performance of the York Refrigeration Group, which includes the entities acquired in the Sabroe acquisition, were insufficient to support the related goodwill. As required, the transitional goodwill impairment charge was recorded as a cumulative effect of a change in accounting principle as of January 1, 2002.

Net income, as a result of the above factors, was $48.2 million during the three months ended June 30, 2002 as compared to $32.8 million during the three months ended June 30, 2001. For the six months ended June 30, 2002, net income, excluding the cumulative effect of a change in accounting principle, was $33.5 million compared to $23.8 million for the same period of 2001.

Segment Analysis

The discussion below of each segment's EBIT relates to ongoing operations and excludes the charges and loss on divestiture discussed above.

Engineered Systems Group (ESG)

ESG net sales for the three months ended June 30, 2002 decreased 5.3% to $489.3 million from $516.5 million for the same period in 2001. Net sales for the six months ended June 30, 2002 decreased 8.4% to $878.0 million as compared to $958.3 million for the same period in 2001. Strength in global service businesses was more than offset by a decline in chiller shipments, particularly in North America and Europe.

EBIT for the three months ended June 30, 2002 decreased 20.3% to $35.9 million (7.3% of net sales) from $45.1 million (8.7% of net sales) for the same period in 2001. For the six months ended June 30, 2002, EBIT decreased 36.7% to $39.9 million (4.5% of net sales) as compared to $63.1 million (6.6% of net sales) for the same period in 2001. The decline resulted from lower volumes and the related absorption effects of fixed costs, pricing pressure, higher medical costs, and continued investment in service infrastructure.

York Refrigeration Group (YRG)

YRG net sales for the three months ended June 30, 2002 decreased 1.1% to $231.3 million from $233.8 million for the same period in 2001. Reduced shipments for petrochemical and cruise ship applications were offset by positive foreign currency effects. Net sales for the six months ended June 30, 2002 decreased 5.8% to $420.4 million as compared to $446.0 million for the same period in 2001. In addition to the items which affected second quarter revenue, net sales for the six months were decreased by soft first quarter European equipment orders and contracting.

EBIT for the three months ended June 30, 2002 remained flat at $18.3 million (7.9% of net sales) as compared to $18.3 million (7.8% of net sales) for the same period in 2001. Improved gross margin as a result of aftermarket growth and better contracting performance was offset by higher production costs and higher medical costs in the U.S. For the six months ended June 30, 2002, EBIT decreased 4.5% to $27.4 million (6.5% of net sales) as compared to $28.7 million (6.4% of net sales) for the same period in 2001. The decrease was due to lower volume and pricing pressures in certain markets.

Unitary Products Group (UPG)

UPG net sales for the three months ended June 30, 2002 decreased 4.3% to $217.8 million from $227.5 million for the same period in 2001. Net sales for the six months ended June 30, 2002 decreased 5.6% to $379.0 million as compared to $401.5 million for the same period in 2001. The decreases resulted from declines in the North American commercial and manufactured housing markets and reduced export volume.

EBIT for the three months ended June 30, 2002 decreased 26.2% to $18.3 million (8.4% of net sales) from $24.8 million (10.9% of net sales) for the same period in 2001. For the six months ended June 30, 2002, EBIT decreased 57.8% to $15.8 million (4.2% of net sales) as compared to $37.5 million (9.3% of net sales) for the same period in 2001. In addition to the impact of lower sales volume, EBIT decreased due to an unfavorable product mix, manufacturing inefficiencies and the first quarter write-off of a $5.9 million receivable related to a distributor that


                                       16
                                  (continued)
became insolvent during March 2002. The unfavorable product mix resulted from a shift to lower margin products as light commercial products declined more than residential. While beneficial in the long-term, the UPG residential factory consolidation was more costly and slower than originally anticipated. Although plant efficiency levels and shipping improved steadily, UPG experienced manufacturing inefficiencies and higher logistics and warehousing costs at the Wichita facility during the first half of 2002.

Bristol Compressors

Bristol Compressors net sales for the three months ended June 30, 2002 increased 0.6% to $163.7 million from $162.8 million for the same period in 2001. Net sales for the six months ended June 30, 2002 decreased 3.4% to $319.7 million as compared to $330.8 million for the same period in 2001. Bristol experienced decreases in international shipments and increased sales to North American unitary manufacturers.

EBIT for the three months ended June 30, 2002 decreased 23.4% to $13.8 million (8.4% of net sales) from $18.0 million (11.0% of net sales) for the same period in 2001. For the six months ended June 30, 2002, EBIT decreased 13.1% to $30.1 million (9.4% of net sales) as compared to $34.6 million (10.5% of net sales) for the same period in 2001. Although Bristol benefited from improved product designs with lower costs, margins were down due to continued decreases in larger applications and pricing pressure in the market place. Bristol is experiencing a negative impact of order mix as high-margin large compressors used in light commercial applications are down significantly, while the volume of smaller units has grown.

Liquidity and Capital Resources

Working capital requirements are generally met through a combination of internally generated funds, bank lines of credit, commercial paper borrowings, financing of trade receivables and credit terms from suppliers which approximate receivable terms to our customers. Additional sources of working capital include customer deposits and progress payments.

Working capital increased $17.6 million to $490.5 million as of June 30, 2002 as compared to $472.8 million as of December 31, 2001. The increase resulted from higher receivables levels due to normal seasonal trends and increases in prepayments and other current assets, partially offset by increases in accounts payable and accrued expenses and income taxes. The current ratio was 1.58 as of June 30, 2002 as compared to 1.61 as of December 31, 2001.

Capital expenditures were $35.9 million for the six months ended June 30, 2002 as compared to $35.3 million for the six months ended June 30, 2001. Capital expenditures currently anticipated for expanded capacity, cost reductions and the introduction of new products during 2002 are expected to be in excess of depreciation and amortization. These expenditures will be funded from a combination of operating cash flows, availability under credit agreements and commercial paper borrowings.

Cash dividends of $0.15 per share were paid on common stock in the three months ended June 30, 2002 and in the three months ended March 31, 2002. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as our profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

Total indebtedness was $719.9 million as of June 30, 2002, primarily consisting of $500.0 million of senior notes and $168.4 million of commercial paper. On June 1, 1998, we issued $200 million of 6.70% fixed rate senior notes having a maturity of ten years from the date of issue. On August 6, 2001, we issued $200 million of 6.625% fixed rate senior notes due August 2006. The remaining $100 million ten-year senior notes bear interest at a 6.75% fixed rate and are due March 2003. As of June 30, 2002, it is expected that commercial paper will be issued to redeem the $100 million senior notes due March 2003. Commercial paper borrowings are expected to be reborrowed in the ordinary course of business. The interest rate on the commercial paper was 2.05% as of June 30, 2002.

As of June 30, 2002, we had available a $400 million Five Year Credit Agreement, which expires on May 29, 2006, and a $300 million 364-Day Credit Agreement, which expires on May 28, 2003 (collectively, the Agreements). As of June 30, 2002, no amounts were outstanding under the Agreements.

                                       17


                                  (continued)

The $400 million Five Year Credit Agreement provides for borrowings at the London Interbank Offering Rate (LIBOR) plus 0.75% or 0.875%, and the $300 million 364-Day Credit Agreement provides for borrowings at LIBOR plus 0.775% or 0.90%, based on the amount of facility utilization. We pay annual fees of 0.125% on the $400 million facility and 0.10% on the $300 million facility. The Agreements allow for borrowings at specified bid rates. As of June 30, 2002, the three-month LIBOR rate was 1.87%. The Agreements contain financial covenants requiring us to maintain certain financial ratios and standard provisions limiting leverage and liens. We were in compliance with these financial covenants as of June 30, 2002.

We have additional unused domestic bank lines that provide for total borrowings of $100 million as of June 30, 2002 and December 31, 2001. Our non-U.S. subsidiaries maintain bank credit facilities in various currencies that provided for available borrowings of $383.9 million and $386.3 million as of June 30, 2002 and December 31, 2001, respectively, of which $293.0 million and $276.1 million, respectively, were unused.

Pursuant to the terms of a revolving facility, we sell our trade receivables to a wholly-owned, consolidated subsidiary, York Receivables Funding LLC (YRFLLC). In turn, YRFLLC sells, on a revolving basis up to a $175.0 million undivided ownership interest in the purchased trade receivables to bank conduits. We continue to service the receivables. No servicing asset or liability has been recognized as our cost to service the receivables approximates the servicing income.

In accordance with the facility, YRFLLC has sold $175.0 million of an undivided interest in trade receivables as of June 30, 2002 and December 31, 2001. The proceeds from the sale were reflected as a reduction of receivables in the accompanying consolidated condensed balance sheets as of June 30, 2002 and December 31, 2001. The discount rate on the trade receivables sold was 1.82% and 2.00% as of June 30, 2002 and December 31, 2001, respectively.

We believe that we will be able to satisfy our principal and interest payment obligations and our working capital and capital expenditure requirements from operating cash flows together with the availability under the Agreements. The Agreements and commercial paper borrowings support seasonal working capital needs and are available for general corporate purposes.

Our ability to finance operations in the commercial paper market is dependent upon maintaining satisfactory credit ratings. If our credit ratings would be lowered by the rating agencies, we have the ability to borrow under the Agreements as long as we continue to meet the financial covenants or until expiration of the Agreements. The primary financial covenants are the earnings before interest, taxes and depreciation and amortization (EBITDA) interest coverage and the debt to capital ratio, as defined under the Agreements. As of June 30, 2002, our EBITDA interest coverage was 4.9, exceeding the minimum requirement of 3.5. As of June 30, 2002, our debt to capital ratio was 49%, below the maximum allowed of 57%.

In the event we repurchased over 20% of our shares in a twelve month period and our credit ratings were lowered by one full ratings letter, our senior notes due in 2003 could be accelerated for payout.

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

Outlook

During the second half of 2002, we expect continued service and parts revenue growth, reduced costs and improved plant efficiencies as a result of our cost reduction efforts, and lower interest and tax expenses than in the second half of 2001. In addition, we may experience favorable effects in the second half as a result of strengthening European currencies.


                                       18


                                  (continued)

However, we expect these improvements to be partially offset by the impact of market conditions and certain cost increases. We expect the negative economic impact in the commercial air conditioning market to continue during the second half of 2002. These conditions are evidenced by lower backlogs at both ESG and YRG at June 30, 2002 versus June 30, 2001. We anticipate that these market conditions will continue to negatively impact the volume and pricing of commercial equipment sales. We also expect higher costs in the second half of the year due to steel price increases and higher legal costs.

Forward-Looking Information - Risk Factors

To the extent we have made "forward-looking statements," certain risk factors could cause actual results to differ materially from those anticipated in such forward-looking statements including, but not limited to competition, government regulation, environmental considerations and the successful implementation of our cost reduction actions. Unseasonably cool weather in various parts of the world could adversely affect our UPG and ESG air conditioning businesses and, similarly, the Bristol compressor business. Bristol is also dependent on the successful development and introduction of new products. The ESG air conditioning business could also be affected by a slowdown in the large chiller market and by the acceptance of new product introductions. YRG could be adversely affected by a decline in the value of European currencies. Both YRG and ESG could be negatively impacted by reductions in commercial construction. In addition, our overall performance could be affected by declining worldwide economic conditions or slowdowns resulting from world events.

                           PART II - OTHER INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Item 1   Legal Proceedings

         On November 7, 2001, a case captioned American Standard, Inc. and American Standard International Inc. v. York International Corporation and York International, S.A. de C.V. was filed in the Federal District for the Western District of Wisconsin. American Standard, a competitor of ours, alleges that two component parts of three models of chillers manufactured by us infringe two patents held by American Standard. American Standard has recently alleged that its damages are in the amount of either $88.7 million or $65 million, depending on the method of calculation. We believe that we do not infringe the American Standard patents and that the patents may be invalid, and we are vigorously defending the action. We were granted summary judgment with respect to certain claims of one of the patents. Even if we were found to infringe the patents, we believe any award of damages would not approach the alleged amounts and would not significantly affect our financial position. However, any award could be material to the period it is recorded.

         We have also been named among numerous other defendants in 307 asbestos-related lawsuits in various jurisdictions. These primarily relate to the former use by our Engineered Systems and York Refrigeration Groups of gaskets made of an asbestos-containing material. We have been dismissed from eleven of these cases and de minimis settlements have occurred in eight others. Some insurance coverage and/or indemnities from parties from whom we purchased businesses are available. We do not believe that this litigation is likely to have a significant effect on our financial position.

Item 2   Changes in Securities

                  Not Applicable

Item 3   Defaults Upon Senior Securities

                  Not Applicable

Item 4   Submission of Matters to a Vote of Security Holders

         (a) The Registrant's annual meeting of Stockholders was held on May 25, 2002

         (b) Proxies were solicited for the meeting. All nominees for Director were elected and item (c) 2, 3 and 4 (see below) were approved.

         (c) The following votes were cast at the Annual Meeting for the matters indicated below:

              1.  Election of Directors                       Votes For           Votes Withheld
              -------------------------                       ---------           --------------
                  Gerald C. McDonough                          34,068,785             1,147,239
                  Michael R. Young                             34,254,073               961,951
                  W. Michael Clevy                             34,262,075               953,949
                  Malcolm W. Gambill                           34,253,897               962,127
                  J. Roderick Heller, III                      34,261,695               954,329
                  Robert F. B. Logan                           33,861,551             1,354,473
                  Donald M. Roberts                            33,862,706             1,353,318
                  James A. Urry                                33,859,062             1,356,962
                  Paul J. Powers                               34,261,871               954,153

                                       20
                                  (continued)

              2.  Proposal to approve the 2002                Votes For           Votes Against          Abstentions
                  Omnibus Stock Plan                           25,534,027             5,687,722              46,092

              3.  Proposal to approve the 2002                Votes For           Votes Against          Abstentions
                  Incentive Compensation Plan                  29,736,913             1,493,127              37,802

              4.  The appointment of KPMG LLP                 Votes For           Votes Against          Abstentions
                  as independent auditors                      33,702,789             1,497,708              20,528

Item 5   Other Information

                  Not Applicable

Item 6   Exhibits and Reports on Form 8-K

         (a) Exhibit 4.1 - 364-DAY CREDIT AGREEMENT, dated as of May 29, 2002, among YORK INTERNATIONAL CORPORATION, as borrower, the initial lenders named therein, as initial lenders, CITIBANK, N.A., as administrative agent for the lenders, JPMORGAN CHASE BANK, as syndication agent, BANK OF TOKYO-MITSUBISHI TRUST COMPANY, FLEET NATIONAL BANK and NORDEA BANK FINLAND PLC, as documentation agents, and JP MORGAN SECURITIES, INC. and SALOMON SMITH BARNEY INC., as joint lead arrangers and joint book managers

                  Exhibit 4.2 - AMENDMENT NO.1 TO THE FIVE YEAR CREDIT AGREEMENT, dated as of May 29, 2002, among York International Corporation, the lenders named therein, as lenders, and Citibank, N.A., as administrative agent for the lenders

                  Exhibit 10.1 - York International Corporation Amended and Restated 2002 Omnibus Stock Plan, effective as of May 23, 2002, as amended and restated May 31, 2002

                  Exhibit 10.2 - York International Corporation 2002 Incentive Compensation Plan, effective as of January 1, 2002

                  Exhibit 10.3 - Form of Amendment No. 1 to Severance Agreement between the registrant and certain of its key executives

                  Exhibit 10.4 - Form of Amendment No. 1 to Employment Agreement between the registrant and certain of its key executives

                  Exhibit 99.1 - Certification of the Chief Executive Officer of York International Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  Exhibit 99.2 - Certification of the Chief Financial Officer of York International Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      None

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

                                             YORK INTERNATIONAL CORPORATION
                                             ------------------------------
                                                       Registrant

Date          August 13, 2002                         /S/ C. David Myers
                                             ---------------------------------
                                             C. David Myers
                                             Corporate Vice President and
                                             Chief Financial Officer