Form 10-Q
period 2002-09-30
YORK INTERNATIONAL CORP /DE/
filed 2002-11-08
CIK 842662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

    Class                                    Outstanding at November 8, 2002

Common Stock, par value $.005                       39,447,559 shares

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                      INDEX

                                                                                                Page No.
PART I.  FINANCIAL INFORMATION

 Item 1.         Financial Statements

                 Consolidated Condensed Statements of Operations - (unaudited)
                 Three Months and Nine Months Ended September 30, 2002 and 2001                    3

                 Consolidated Condensed Balance Sheets -
                 September 30, 2002 (unaudited) and December 31, 2001                              4

                 Consolidated Condensed Statements of Cash Flows - (unaudited)
                 Nine Months Ended September 30, 2002 and 2001                                     5

                 Supplemental Notes to Consolidated Condensed
                 Financial Statements (unaudited)                                                  6

 Item 2.         Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                    14

 Item 3.         Quantitative and Qualitative Disclosures About Market Risk                       19

 Item 4.         Controls and Procedures                                                          19

PART II.  OTHER INFORMATION

 Item 1.         Legal Proceedings                                                                20

 Item 2.         Changes in Securities                                                            20

 Item 3.         Defaults Upon Senior Securities                                                  20

 Item 4.         Submission of Matters to a Vote of Security Holders                              20

 Item 5.         Other Information                                                                20

 Item 6.         Exhibits and Reports on Form 8-K                                                 20

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 1

FINANCIAL STATEMENTS

Consolidated Condensed Statements of Operations (unaudited)
(in thousands, except per share data)


                                                 Three Months Ended Sept. 30,     Nine Months Ended Sept. 30,
                                                    2002          2001               2002            2001
                                                  --------      --------          ----------      ----------
Net sales                                        $ 946,774     $ 944,484         $ 2,832,399     $ 2,958,923
Cost of goods sold                                 767,373       769,678           2,290,150       2,398,373
                                                  --------      --------          ----------      ----------
          Gross profit                             179,401       174,806             542,249         560,550

Selling, general and administrative expenses       135,267       132,926             416,084         418,391

Restructuring charges, net                              --         3,840               2,730          61,015
                                                  --------      --------          ----------      ----------
          Income from operations                    44,134        38,040             123,435          81,144

Interest expense, net                               11,746        16,197              36,895          54,428

Loss on divestiture                                     --            --              10,683              --

Equity in (earnings) of affiliates                  (1,206)         (441)             (3,814)         (2,390)
                                                  --------      --------          ----------      ----------
          Income before income taxes and
             cumulative effect of a change
             in accounting principle                33,594        22,284              79,671          29,106

Provision (benefit) for income taxes                 7,559         5,593              20,162         (11,407)
                                                  --------      --------          ----------      ----------
          Income before cumulative effect of
             a change in accounting principle       26,035        16,691              59,509          40,513

Cumulative effect of a change in accounting
   Principle                                            --            --            (179,436)             --
                                                  --------      --------          ----------      ----------
          Net income (loss)                      $  26,035     $  16,691         $  (119,927)    $    40,513
                                                  ========      ========          ==========      ==========
Basic earnings (loss) per share:
   Income before cumulative effect of
      a change in accounting principle           $    0.66     $    0.43         $      1.51     $      1.05

   Cumulative effect of a change in
      accounting principle                              --            --               (4.56)             --
                                                  --------      --------          ----------      ----------
   Net income (loss)                             $    0.66     $    0.43         $     (3.05)    $      1.05
                                                  ========      ========          ==========      ==========
Diluted earnings (loss) per share:
   Income before cumulative effect of
      a change in accounting principle           $    0.65     $    0.42         $      1.49     $      1.04
   Cumulative effect of a change in
      accounting principle                              --            --               (4.50)             --
                                                  --------      --------          ----------      ----------
   Net income (loss)                             $    0.65     $    0.42         $     (3.01)    $      1.04
                                                  ========      ========          ==========      ==========
Cash dividends per share                         $    0.15     $    0.15         $      0.45     $      0.45
                                                  ========      ========          ==========      ==========
Weighted average common shares and
   common equivalents outstanding:

          Basic                                     39,445        38,710              39,355          38,526
          Diluted                                   39,786        39,285              39,852          39,043

See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(in thousands)

                                                                  Sept. 30, 2002            December 31,
                                                                    (unaudited)                 2001
                                                                 ---------------         ----------------
ASSETS

Current assets:
  Cash and cash equivalents                                      $        47,171         $         39,434
  Receivables, net                                                       606,203                  613,892
  Inventories
   Raw material                                                          128,885                  143,148
   Work in process                                                       139,425                  101,575
   Finished goods                                                        223,125                  270,537
                                                                  --------------          ---------------
     Total inventories                                                   491,435                  515,260

  Prepayments and other current assets                                    82,536                   81,883
                                                                  --------------          ---------------
     Total current assets                                              1,227,345                1,250,469

Deferred income taxes                                                     43,270                   56,149
Investments in affiliates                                                 28,498                   24,957
Property, plant and equipment, net                                       490,847                  480,999
Goodwill                                                                 492,808                  651,673
Intangibles, net                                                          30,809                   28,415
Deferred charges and other assets                                         81,073                   79,847
                                                                  --------------          ---------------
      Total assets                                               $     2,394,650         $      2,572,509
                                                                  ==============          ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current portion of long-term debt            $        32,041         $         36,604
  Accounts payable and accrued expenses                                  752,967                  735,962
  Income taxes                                                            19,006                    5,073
                                                                  --------------          ---------------
      Total current liabilities                                          804,014                  777,639

Long-term warranties                                                      44,203                   43,751
Long-term debt                                                           602,496                  724,378
Postretirement and postemployment benefits                               208,243                  208,195
Other long-term liabilities                                               77,899                   79,112
                                                                  --------------          ---------------
      Total liabilities                                                1,736,855                1,833,075

Stockholders' equity                                                     657,795                  739,434
                                                                  --------------          ---------------
      Total liabilities and stockholders' equity                 $     2,394,650         $      2,572,509
                                                                  ==============          ===============

See accompanying supplemental notes to consolidated condensed financial statements.
                                        4

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (unaudited)
(in thousands)

                                                                                         Nine Months Ended Sept. 30,
                                                                                         2002                   2001
                                                                                   ---------------         --------------
Cash flows from operating activities:
  Net (loss) income                                                                $     (119,927)         $       40,513
  Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
      Cumulative effect of a change in accounting principle                               179,436                      --
      Depreciation and amortization of property, plant and equipment                       45,363                  48,594
      Amortization of deferred charges, intangibles and goodwill                            2,039                  20,722
      Provision for doubtful receivables                                                   12,097                   6,749
      Effect of non-cash charges                                                            1,631                  27,610
      Loss on divestiture                                                                  10,683                      --
      Deferred income taxes                                                                12,176                   6,737
      Loss on sale of fixed assets                                                            982                   2,800
      Other                                                                                (1,359)                    222
      Change in assets and liabilities net of effects from
         acquisitions and divestitures:
            Receivables                                                                   (11,199)                (12,518)
            Inventories                                                                    20,269                  34,843
            Prepayments and other current assets                                           (2,390)                 14,123
            Accounts payable and accrued expenses                                          19,576                 (72,264)
            Income taxes                                                                   13,173                  (8,102)
            Other long-term assets and liabilities                                          4,360                     478
                                                                                     ------------            ------------
         Net cash provided by operating activities                                        186,910                 110,507
                                                                                     ------------            ------------
Cash flows from investing activities:
  Purchases of other companies, net of cash acquired                                       (2,248)                   (987)
  Proceeds from divestiture, net                                                           12,071                      --
  Capital expenditures                                                                    (49,321)                (65,437)
  Proceeds from sale of fixed assets                                                        5,658                     187
                                                                                     ------------            ------------
         Net cash used by investing activities                                            (33,840)                (66,237)
                                                                                     ------------            ------------
Cash flows from financing activities:
  Net (payments) proceeds on short-term debt                                               (4,507)                  8,800
  Net payments of commercial paper borrowings                                            (127,769)               (179,825)
  Net proceeds from issuance of senior notes                                                    -                 197,623
  Net payments on other long-term debt                                                     (1,300)                (63,075)
  Common stock issued                                                                       6,246                  12,384
  Treasury stock purchases                                                                    (32)                    (44)
  Dividends paid                                                                          (17,727)                (17,377)
                                                                                     ------------            ------------
         Net cash used by financing activities                                           (145,089)                (41,514)
                                                                                     ------------            ------------
Effect of exchange rate changes on cash and cash equivalents                                 (244)                    218
                                                                                     ------------            ------------
         Net increase in cash and cash equivalents                                          7,737                   2,974

Cash and cash equivalents at beginning of period                                           39,434                  26,425
                                                                                     ------------            ------------
Cash and cash equivalents at end of period                                         $       47,171          $       29,399
                                                                                     ============            ============

See accompanying supplemental notes to consolidated condensed financial statements.
                                        5

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Supplemental Notes To Consolidated Condensed Financial Statements (unaudited)

  (1) The consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the information presented is not misleading and the disclosures are adequate. In our opinion, the accompanying consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2002 and December 31, 2001, the results of operations for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

         Certain reclassifications have been made to the 2001 consolidated condensed financial statements to conform to the 2002 presentation.

  (2) The following table summarizes our indebtedness as of September 30, 2002 and December 31, 2001 (in thousands):

                                                                    September 30,           December 31,
                                                                        2002                    2001
                                                                  ---------------         --------------
Notes payable and current portion of long-term debt:
  Bank loans (primarily foreign currency)                         $       28,456          $      32,963
  Current portion of long-term debt                                        3,585                  3,641
                                                                   -------------           ------------
    Total                                                         $       32,041          $      36,604
                                                                   =============           ============
Long-term debt:
  Domestic bank lines at an average rate of 1.98 % in 2002        $       15,800          $          --
  Commercial paper, 1.90% interest in 2002
    and 2.38% interest in 2001                                            69,933                197,702
  Senior notes, 6.75 % interest, due March 2003                          100,000                100,000
  Senior notes, 6.625% interest, due August 2006                         200,000                200,000
  Senior notes, 6.70 % interest, due June 2008                           200,000                200,000
  Other (primarily foreign bank loans) at an average
    rate of 6.56% in 2002 and 6.38% in 2001                               20,348                 30,317
                                                                   -------------           ------------

    Total                                                                606,081                728,019
Less current portion                                                      (3,585)                (3,641)
                                                                   -------------           ------------
Noncurrent portion                                                $      602,496          $     724,378
                                                                   =============           ============

         As of September 30, 2002 and December 31, 2001, our borrowings consisted of senior notes, commercial paper issuances and various other bank and term loans. The commercial paper issuances and certain bank loans are expected to be reborrowed in the ordinary course of business, depending on our financing needs. As of September 30, 2002, it is expected that commercial paper will be issued to redeem the $100 million senior notes due March 2003. Pursuant to our July 2001 registration statement, we may issue up to $100 million of additional debt securities, the specific terms of which will be determined at the time of sale. In May 2002, we amended our Five Year Credit Agreement and renewed our 364-Day Credit Agreement. We have available a $400 million Five Year Credit Agreement, which expires on May 29, 2006, and a $300 million 364-Day Credit Agreement, which expires on May 28, 2003 (collectively, the Agreements). As of December 31, 2001, we had available the $400 million Five Year Credit Agreement, and a $300 million 364-Day Credit Agreement, which expired on May 28, 2002. As of September 30, 2002 and December 31, 2001, no amounts were outstanding under the Agreements.

         The $400 million Five Year Credit Agreement provides for borrowings at the London Interbank Offering Rate (LIBOR) plus 0.75% or 0.875%, and the $300 million 364-Day Credit Agreement provides for borrowings at LIBOR plus 0.775% or 0.90%, based on the amount of facility utilization. We pay annual fees of 0.125% on the $400 million facility and 0.10% on the $300 million facility. The Agreements allow for borrowings at specified bid rates. As of September 30, 2002 and December 31, 2001, the three-month LIBOR rate was 1.80 and 1.86%, respectively. The Agreements contain financial covenants requiring us to maintain certain financial ratios and standard provisions limiting leverage and liens. We were in compliance with these financial covenants as of September 30, 2002 and December 31, 2001.

         We have additional domestic bank lines that provide for total borrowings of $100 million as of September 30, 2002 and December 31, 2001, of which $84.2 million and $100.0 million, respectively, were unused. Our non-U.S. subsidiaries maintain bank credit facilities in various currencies that provided for available borrowings of $361.0 million and $386.3 million as of September 30, 2002 and December 31, 2001, respectively, of which $275.8 million and $276.1 million, respectively, were unused.

         See note 6 for discussion regarding the revolving trade receivable purchase facility.

  (3) The following table summarizes our stockholders' equity as of September 30, 2002 and December 31, 2001 (in thousands, except per share data):

                                                                        September 30,       December 31,
                                                                            2002               2001
                                                                       -------------        -----------
Common stock $.005 par value; 200,000 shares authorized;
  issued 45,616 shares at September 30, 2002
  and December 31, 2001                                                $       228          $      228
Additional paid-in capital                                                 722,540             723,980
Retained earnings                                                          311,435             449,089
Accumulated other comprehensive losses                                    (147,794)           (196,870)
Treasury stock, at cost; 6,169 shares at September 30, 2002
  and 6,394 shares at December 31, 2001                                   (228,601)           (236,938)
Unearned compensation                                                          (13)                (55)
                                                                         ---------           ---------

Total stockholders' equity                                              $  657,795          $  739,434
                                                                         =========           =========

  (4)    Derivative Instruments and Hedging Activities

         We are exposed to market risk associated with changes in interest rates, foreign currency exchange rates, and certain commodity prices. To enhance our ability to manage these market risks, we enter into derivative instruments for periods consistent with the related underlying exposures. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in fair value or cash flows of the underlying hedged exposures. We mitigate the risk that the counter-party to these derivative instruments will fail to perform by only entering into derivative instruments with major financial institutions. We do not typically hedge our market risk exposures beyond three years and do not hold or issue derivative instruments for trading purposes.

         During the nine months ended September 30, 2002, certain commodity hedges were discontinued. The discontinuance of these cash flow hedges did not result in any significant gains or losses.

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

         As of September 30, 2002, we forecasted that $1.3 million of net gains in accumulated other comprehensive losses will be reclassified into earnings within the next twelve months.

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

         As of September 30, 2002, we forecasted that $3.7 million of net losses in accumulated other comprehensive losses will be reclassified into earnings within the next twelve months.

         Interest Rate Hedging

         We manage our interest rate risk by entering into both fixed and variable rate debt. In addition, we enter into interest rate swap contracts in order to achieve a balanced mix of fixed and variable rate indebtedness.

         As of September 30, 2002, we had interest rate swap contracts to pay variable interest, based on the six-month LIBOR rate, and received a fixed rate of interest of 6.625% on a notional amount of $100 million. As of September 30, 2002, the fair value of these swap contracts was an unrealized gain of $9.3 million. We have designated our outstanding interest rate swap contracts as fair value hedges of an underlying fixed rate debt obligation. The fair value of these contracts is recorded in other long-term assets or liabilities with a corresponding increase or decrease in the fixed rate debt obligation. The change in fair values of both the fair value hedge instruments and the underlying debt obligations are recorded as equal and offsetting unrealized gains and losses in the interest expense component of the consolidated condensed statements of operations. All existing fair value hedges are determined to be 100% effective under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." As a result, there is no impact on current earnings resulting from hedge ineffectiveness.

    (5)  Comprehensive income (loss) is determined as follows (in thousands):

                                                          Three Months Ended Sept. 30,         Nine Months Ended Sept. 30,
                                                            2002              2001                 2002            2001
                                                          --------          --------            ----------      ---------
Net income (loss)                                         $ 26,035          $ 16,691            $ (119,927)     $  40,513
Other comprehensive income (loss):
   Foreign currency translation adjustment                  (3,875)           19,787                47,284        (31,919)
   Cash flow hedges:
     Transition adjustment, net of tax                          --                --                    --           (976)
     Reclassification adjustment, net of tax                   351               900                 3,764          2,119
     Net derivative losses, net of tax                      (5,049)           (3,199)               (1,972)        (8,127)
                                                            ------            ------               -------        -------

Comprehensive income (loss)                               $ 17,462          $ 34,179             $ (70,851)     $   1,610
                                                            ======            ======               =======        =======

  (6) Pursuant to the terms of an annually renewable revolving facility, we sell our trade receivables to a wholly-owned, consolidated subsidiary, York Receivables Funding LLC (YRFLLC). In turn, YRFLLC sells, on a revolving basis, up to a $175.0 million undivided ownership interest in the purchased trade receivables to bank administered asset-backed commercial paper vehicles. We continue to service the receivables. No servicing asset or liability has been recognized, as our cost to service the receivables approximates the servicing income.

         In accordance with the facility, YRFLLC has sold $175.0 million of an undivided interest in trade receivables as of September 30, 2002 and December 31, 2001. The proceeds from the sale were reflected as a reduction of receivables in the accompanying consolidated condensed balance sheets as of September 30, 2002 and December 31, 2001. The discount rate on the trade receivables sold was 1.81% and 2.00% as of September 30, 2002 and December 31, 2001, respectively.

  (7) Effective January 1, 2002 we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, we no longer amortize goodwill, but instead we test reporting unit goodwill for impairment at least annually. Commencing in the fourth quarter of 2002, we will perform an annual goodwill impairment test for each of our reporting units. The Engineered Systems Group, York Refrigeration Group, Unitary Products Group and Bristol Compressors segments were identified as our reporting units, as defined under the standard. We will identify potential goodwill impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of a reporting unit exceeds its fair value, the amount of goodwill impairment loss, if any, must be measured. We measure the amount of goodwill impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized as an operating expense.

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

         The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 by segment, are as follows (in thousands):

                                                     Net     Transitional    Foreign
                                  Balance as of    Goodwill   Impairment     Currency     Balance as of
                                  Dec. 31, 2001    Acquired   Adjustment    Fluctuation  Sept. 30, 2002
                                  -------------    --------   ----------    -----------  --------------
Engineered Systems Group            $  83,872      $   801    $       --     $   (113)      $  84,560
York Refrigeration Group              371,048          704      (179,436)      19,179         211,495
Unitary Products Group                140,440           --            --           --         140,440
Bristol Compressors                    56,313           --            --           --          56,313
                                      -------        -----      --------       ------         -------
                                    $ 651,673      $ 1,505    $ (179,436)    $ 19,066       $ 492,808
                                      =======        =====      ========       ======         =======

         The following table presents net income and basic and diluted earnings per share excluding goodwill amortization for the periods indicated (in thousands, except per share data):

                                      Three Months      Nine Months
                                          Ended            Ended
                                     Sept. 30, 2001   Sept. 30, 2001
                                     --------------   --------------
Reported net income                    $ 16,691          $ 40,513
Add back: goodwill amortization           6,215            18,543
                                         ------            ------
Adjusted net income                    $ 22,906          $ 59,056
                                         ======            ======

Basic earnings per share:
   Reported net income                 $   0.43          $   1.05
   Add back: goodwill amortization         0.16              0.48
                                         ------            ------
   Adjusted net income                 $   0.59          $   1.53
                                         ======            ======

Diluted earnings per share:
   Reported net income                 $   0.42          $   1.04
   Add back: goodwill amortization         0.16              0.47
                                         ------            ------
   Adjusted net income                 $   0.58          $   1.51
                                         ======            ======

         The following table presents net income and basic and diluted earnings per share excluding goodwill amortization for the twelve months ended December 31, 2001, 2000 and 1999 (in thousands, except per share data):

                                        Twelve Months Ended December 31,
                                         2001        2000         1999
                                        ------      -------      ------
Reported net income                   $ 45,989    $ 106,607    $ 75,882
Add back: goodwill amortization         24,447       25,634      20,330
                                        ------      -------      ------
Adjusted net income                   $ 70,436    $ 132,241    $ 96,212
                                        ======      =======      ======

Basic earnings per share:
   Reported net income                $   1.19    $    2.80    $   1.91
   Add back: goodwill amortization        0.63         0.67        0.52
                                        ------      -------      ------
   Adjusted net income                $   1.82    $    3.47    $   2.43
                                        ======      =======      ======

Diluted earnings per share:
   Reported net income                $   1.17    $    2.78    $   1.91
   Add back: goodwill amortization        0.63         0.67        0.51
                                        ------      -------      ------
   Adjusted net income                $   1.80    $    3.45    $   2.42
                                        ======      =======      ======

    (8) The following table summarizes the major intangible asset classes subject to amortization included in the accompanying consolidated condensed balance sheets as of September 30, 2002 and December 31, 2001 (in thousands):

                              Gross Carrying     Accumulated    Net Carrying
September 30, 2002                Amount        Amortization       Amount
------------------            --------------    -------------   ------------
Trade names and trademarks     $ 33,964           $ 3,867         $ 30,097
Other                             1,427               715              712
                                 ------             -----           ------
                               $ 35,391           $ 4,582         $ 30,809
                                 ======             =====           ======
December 31, 2001
-----------------
Trade names and trademarks     $ 30,439           $ 2,734         $ 27,705
Other                             1,237               527              710
                                 ------             -----           ------
                               $ 31,676           $ 3,261         $ 28,415
                                 ======             =====           ======

         Amortization expense for trade names and trademarks and other intangible assets for the three months ended September 30, 2002 and 2001 was $0.3 million and the nine months ended September 30, 2002 and 2001 was $0.9 million.

         The following table estimates the amount of amortization expense for trade names and trademarks and other intangible assets for the remainder of 2002 and each of the fiscal years indicated (in thousands):

2002 (October 1 - December 31)               $    313
2003                                            1,253
2004                                            1,253
2005                                            1,253
2006                                            1,253
Thereafter                                     25,484

  (9) Net income (loss) as set forth in the consolidated condensed statements of operations is used in the computation of basic and diluted earnings
         (loss) per share information. Reconciliations of shares used in the computations of earnings (loss) per share are as follows (in thousands):

                                                             Three Months Ended Sept. 30,   Nine Months Ended Sept.30,
                                                                 2002        2001               2002       2001
                                                                ------      ------             ------     ------
Weighted average common shares
   outstanding used in the computation
   of basic earnings (loss) per share                           39,445      38,710             39,355     38,526
Effect of dilutive securities:
   Non-vested restricted shares                                      1           3                  1          3
   Stock options                                                   340         572                496        514
                                                                ------      ------             ------     ------
Weighted average common shares and
   equivalents used in the computation
   of diluted earnings (loss) per share                         39,786      39,285             39,852     39,043
                                                                =======     ======             ======     ======
Stock options not included in the
   earnings (loss) per share computation
   as their effect would have been anti-
   dilutive                                                      3,849       3,327              3,849      3,327
                                                                =======     ======             ======     ======

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

                                                       Three Months Ended Sept. 30,        Nine Months Ended Sept. 30,
                                                          2002              2001               2002           2001
                                                       ----------        ----------        ------------   ------------
Net sales:
  Engineered Systems Group                             $ 471,616         $ 478,607         $ 1,349,614    $ 1,436,897
  York Refrigeration Group                               222,879           226,959             643,260        672,987
  Unitary Products Group                                 207,578           187,388             580,721        583,701
  Bristol Compressors                                     97,509           102,910             417,163        433,733
  Eliminations(1)                                        (52,808)          (51,380)           (158,359)      (168,395)
                                                        --------          --------          ----------     ----------
                                                         946,774           944,484           2,832,399      2,958,923
                                                        ========          ========          ==========     ==========
  (1)Eliminations include the following
      intersegment sales:
     Engineered Systems Group                              5,347             3,539              11,246         19,363
     York Refrigeration Group                              7,502             5,322              22,415         15,693
     Unitary Products Group                               13,364            17,034              37,911         46,109
     Bristol Compressors                                  26,595            25,485              86,787         87,230
                                                        --------          --------          ----------     ----------
  Eliminations                                            52,808            51,380             158,359        168,395
                                                        ========          ========          ==========     ==========

Income from operations:
  Engineered Systems Group                                26,562            32,465              65,648         94,486
  York Refrigeration Group                                11,399            11,492              38,061         39,934
  Unitary Products Group                                  18,724            14,978              34,566         52,500
  Bristol Compressors                                     (1,033)            4,909              28,090         38,975
  General corporate expenses,
     eliminations, and other non-allocated items         (11,518)          (11,070)            (32,454)       (41,490)
  Charges and operating expenses                              --           (14,734)            (10,476)      (103,261)
                                                        --------          --------          ----------     ----------
                                                          44,134            38,040             123,435         81,144
                                                        ========          ========          ==========     ==========

Equity in (earnings) of affiliates:
  Engineered Systems Group                                  (382)             (473)             (1,236)        (1,587)
  York Refrigeration Group                                  (301)              (77)             (1,062)          (336)
  Bristol Compressors                                       (523)              109              (1,516)          (467)
                                                        --------          --------          ----------     ----------
                                                          (1,206)             (441)             (3,814)        (2,390)
                                                        ========          ========          ==========     ==========
Earnings before interest and taxes:
  Engineered Systems Group                                26,944            32,938              66,884         96,073
  York Refrigeration Group                                11,700            11,569              39,123         40,270
  Unitary Products Group                                  18,724            14,978              34,566         52,500
  Bristol Compressors                                       (510)            4,800              29,606         39,442
  General corporate expenses,
     eliminations, and other non-allocated items         (11,518)          (11,070)            (32,454)       (41,490)
  Charges and operating expenses                              --           (14,734)            (10,476)      (103,261)
  Loss on divestiture                                         --                               (10,683)            --
                                                        --------          --------          ----------     ----------
                                                          45,340            38,481             116,566         83,534
Interest expense, net                                     11,746            16,197              36,895         54,428
                                                        --------          --------          ----------     ----------
Income before income taxes and
  cumulative effect of a change in
  accounting principle                                    33,594            22,284              79,671         29,106

Provision (benefit) for income taxes                       7,559             5,593              20,162        (11,407)
                                                        --------          --------          ----------     ----------
Income before cumulative effect of
  a change in accounting principle                     $  26,035         $  16,691         $    59,509    $    40,513
                                                        ========          ========          ==========     ==========

                                                                Sept. 30, 2002          Dec. 31, 2001
                                                               ---------------         ---------------
Total assets:
  Engineered Systems Group                                      $   1,031,458           $   1,049,536
  York Refrigeration Group                                            778,298                 917,541
  Unitary Products Group                                              447,078                 447,359
  Bristol Compressors                                                 252,649                 270,943
  Eliminations and other non-allocated assets                        (114,833)               (112,870)
                                                                 ------------             -----------
                                                                $   2,394,650            $  2,572,509
                                                                 ============             ===========

(11) In 2000, we initiated a cost reduction process, which included plant closures and divestitures, product line and facility rationalizations, selling, general and administrative expense reductions and other one-time costs. In 2001, we expanded the scope of the cost reduction process to include additional plant closings and staff reductions. In the nine months ended September 30, 2002, the nine months ended September 30, 2001, and the three months ended September 30, 2001, we recorded restructuring charges of $2.8 million, $74.8 million and $7.4 million, respectively, including $0.1 million, $13.8 million, and $3.5 million, respectively, charged to cost of goods sold, relating to the cost reduction process. We incurred no similar charges in the three months ended September 30, 2002.

         The charges included write-downs for the impairment of fixed assets and other assets relating to facilities to be closed or divested and other impaired assets. These actions included the plant closure of the Unitary Products Group factory in Elyria, Ohio, the Engineered Systems Group Airside factory in Portland, Oregon, the York Refrigeration Group facility in San Antonio, Texas, the Bristol Compressor plant in Sparta, North Carolina and factories in Asquith, Australia; Montevideo, Uruguay; and Barlassina, Italy. Severance and other accruals included the severance of approximately 2,350 salary and wage employees throughout the company. Detail of the activity in the nine months ended September 30, 2002 is as follows:

                                                              Additional
                                               Non-cash        Accrual                      Accrual
                                             Write-downs     Established      Utilized     Reduction
                                               in Nine         in Nine        in Nine       in Nine
                              Remaining         Months          Months         Months        Months       Remaining
                             Accruals at        Ended           Ended          Ended         Ended       Accruals at
                               Dec. 31        Sept. 30,       Sept. 30,      Sept. 30,     Sept. 30,      Sept. 30,
(in thousands)                   2001            2002            2002           2002          2002           2002
                             -----------     -----------     -----------     ---------     ---------     -----------
Fixed asset write-downs     $      --       $   1,500       $      --       $      --     $     --       $      --
Inventory write-downs              --              44              --              --           --              --
Other asset write-downs            --              87              --              --           --              --
Severance                      10,728              --             994           8,613          464           2,645
Contractual obligations         3,011              --               5             879            6           2,131
Other                           2,580              --             658           1,144           --           2,094
                              -------        --------        --------        --------      -------        --------
                            $  16,319       $   1,631       $   1,657       $  10,636      $   470       $   6,870
                              =======        ========        ========        ========      =======        ========

(12) In January 2002, we sold our Engineered Systems Group air conditioning operations in Australia for $12.1 million. The sale resulted in a loss of $10.7 million.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth net sales and earnings before interest and taxes
(EBIT) by segment (in thousands):

                                          Three Months Ended Sept. 30,      Nine Months Ended Sept. 30,
                                             2002            2001              2002             2001
                                            -------         -------          ---------       ---------
Net sales:
Engineered Systems Group                  $ 471,616       $  478,607       $ 1,349,614     $ 1,436,897
York Refrigeration Group                    222,879          226,959           643,260         672,987
Unitary Products Group                      207,578          187,388           580,721         583,701
Bristol Compressors                          97,509          102,910           417,163         433,733
Eliminations                                (52,808)         (51,380)         (158,359)       (168,395)
                                            -------          -------         ---------       ---------
          Net sales                       $ 946,774       $  944,484       $ 2,832,399     $ 2,958,923
                                            =======          =======         =========       =========

EBIT:
Engineered Systems Group                  $  26,944       $   32,938       $    66,884     $    96,073
York Refrigeration Group                     11,700           11,569            39,123          40,270
Unitary Products Group                       18,724           14,978            34,566          52,500
Bristol Compressors                            (510)           4,800            29,606          39,442
General corporate expenses,
   eliminations, and other
   non-allocated items                      (11,518)         (11,070)          (32,454)        (41,490)
Charges and operating expenses                   --          (14,734)          (10,476)       (103,261)
Loss on divestiture                              --               --           (10,683)             --
                                            -------         --------         ---------       ---------
          EBIT                            $  45,340       $   38,481       $   116,566     $    83,534
                                            =======         ========         =========       =========

Consolidated Operations

Net sales for the three months ended September 30, 2002 increased 0.2% to $946.8 million from $944.5 million for the same period in 2001. Increased sales of residential unitary products and increased service revenues were partially offset by reduced chiller shipments in North America and lower equipment sales in Latin America. Net sales for the nine months ended September 30, 2002 decreased 4.3% to $2,832.4 million as compared to $2,958.9 million for the nine months ended September 30, 2001. Reduced equipment sales in virtually all markets except for China and North America residential products were somewhat offset by service growth. (See further discussion below under Segment Analysis.) For the three months ended September 30, 2002, net sales in the United States increased 5.9% to $470.4 million and international net sales decreased 4.8% to $476.4 million. Order backlog as of September 30, 2002 was $937.5 million compared to $995.5 million as of September 30, 2001 and $852.0 million as of December 31, 2001.

Gross profit increased 2.6% to $179.4 million (18.9% of net sales) in the three months ended September 30, 2002 as compared to $174.8 million (18.5% of net sales) in the same period of 2001. During the nine months ended September 30, 2002, gross profit decreased 3.3% to $542.2 million (19.1% of net sales) from $560.6 million (18.9% of net sales) for the nine months ended September 30, 2001. Included in cost of goods sold for the nine months ended September 30, 2002 and the nine months ended September 30, 2001, were $0.1 million and $13.8 million, respectively, of restructuring charges, $6.8 million and $20.8 million, respectively, of one-time costs related to cost reduction actions, and $0.8 million and $7.6 million, respectively, related to a discontinued product line. In the three months ended September 30, 2001, $3.5 million of restructuring charges and $7.4 million of one-time costs related to cost reduction actions were included in cost of goods sold. We incurred no similar charges in the three months ended September 30, 2002.

Excluding the charges discussed above, gross profit decreased 3.4% to $179.4 million (18.9% of net sales) in the three months ended September 30, 2002 from $185.7 million (19.7% of net sales) in the same period of 2001. The decrease resulted from lower equipment sales, competitive margin pressures, lower than expected productivity resulting from a plant consolidation, production cost overruns, and inventory variances. These were partially offset by increased service margin and increased volume of residential unitary products. For the nine months ended September 30, 2002, gross profit, excluding the charges discussed above, decreased 8.8% to $550.0 million (19.4% of net sales) from $602.8 million (20.4% of net sales) for the nine months ended September 30, 2001. Lower equipment volume, competitive margin pressures, and manufacturing inefficiencies were primary contributors to the reduction.

Selling, general and administrative (SG&A) expense increased 1.8% to $135.3 million (14.3% of net sales) in the three months ended September 30, 2002 from $132.9 million (14.1% of net sales) in the three months ended September 30, 2001. Increases resulting from higher legal, pension, and information technology costs and the effect of strengthening European currencies were partially offset by staff reductions and other cost reduction efforts and the elimination of goodwill amortization in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." For the nine months ended September 30, 2002, SG&A expense decreased 0.6% to $416.1 million (14.7% of net sales) from $418.4 million (14.1% of net sales) for the same period of 2001. In addition to the items which affected third quarter expense, SG&A expense for the nine months increased as a percent of sales due to a first quarter write-off of a $5.9 million receivable related to a Unitary Products Group distributor that became insolvent.

In 2000, we initiated a cost reduction process, which included plant closures and divestitures, product line and facility rationalizations, SG&A expense reductions and other one-time costs. In 2001, we expanded the scope of the cost reduction process to include additional plant closings and staff reductions. In the nine months ended September 30, 2002, the nine months ended September 30, 2001, and the three months ended September 30, 2001, we recorded charges to operations of $9.6 million, $95.7 million, and $14.7 million, respectively, related to these cost reduction actions, including the $6.9 million, $34.7 million, and $10.9 million, respectively, charged to cost of goods sold as discussed above. We incurred no similar charges in the three months ended September 30, 2002. The charges in the nine months ended September 30, 2002, the nine months ended September 30, 2001, and the three months ended September 30, 2001 included $1.6 million, $27.6 million, and $0.9 million, respectively, in write-downs of various assets and $1.2 million, $47.2 million, and $6.4 million, respectively, in accruals for severance and other costs. We do not anticipate significant additional costs to be incurred during the remainder of 2002 relating to the announced actions.

Equity in earnings of affiliates was $1.2 million during the three months ended September 30, 2002 as compared to $0.4 million during the three months ended September 30, 2001. For the nine months ended September 30, 2002, equity in earnings of affiliates was $3.8 million as compared to $2.4 million for the same period of 2001. The increase was primarily the result of improved performance of Scroll Technologies.

In January 2002, we sold our Engineered Systems Group air conditioning operations in Australia for $12.1 million. The sale resulted in a loss of $10.7 million.

During the three months ended September 30, 2002, earnings before interest and taxes (EBIT) increased 17.8% to $45.3 million (4.8% of net sales) from $38.5 million (4.1% of net sales) during the three months ended September 30, 2001. During the nine months ended September 30, 2002, EBIT increased 39.5% to $116.6 million (4.1% of net sales) from $83.5 million (2.8% of net sales) during the same period of 2001. Excluding the charges discussed above, EBIT decreased 14.8% to $45.3 million (4.8% of net sales) in the three months ended September 30, 2002 compared to $53.2 million (5.6% of net sales) in the same period of 2001. EBIT, excluding the charges discussed above and the loss on divestiture, decreased 26.3% to $137.7 million (4.9% of net sales) in the nine months ended September 30, 2002 as compared to $186.8 million (6.3% of net sales) in the same period of 2001. (See further discussion below under Segment Analysis.)

Net interest expense in the three months ended September 30, 2002 was $11.7 million compared to $16.2 million in the same period of 2001. Net interest expense in the nine months ended September 30, 2002 was $36.9 million compared to $54.4 million in the nine months ended September 30, 2001. The decreases resulted from lower average debt levels and lower interest rates.

The income tax provision of $7.6 million for the three months ended September 30, 2002 and $20.2 million for the nine months ended September 30, 2002 relates to both U.S. and non-U.S. operations. The tax rate for ongoing operations was 22.5% for the first nine months of 2002 compared to 30.0% for the first nine months of 2001. The tax rate improvement for ongoing operations was the result of the impact of the adoption of SFAS No. 142, effective tax planning strategies, and tax holidays.

Net income, as a result of the above factors, was $26.0 million during the three months ended September 30, 2002 as compared to $16.7 million during the three months ended September 30, 2001. For the nine months ended September 30, 2002, net income, excluding the cumulative effect of a change in accounting principle, was $59.5 million compared to $40.5 million for the same period of 2001.

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

Engineered Systems Group (ESG)

ESG net sales for the three months ended September 30, 2002 decreased 1.5% to $471.6 million from $478.6 million for the same period in 2001. Net sales for the nine months ended September 30, 2002 decreased 6.1% to $1,349.6 million as compared to $1,436.9 million for the same period in 2001. An increase in service revenues was more than offset by declines in equipment shipments in North America, Latin America, and Europe.

EBIT for the three months ended September 30, 2002 decreased 18.2% to $26.9 million (5.7% of net sales) from $32.9 million (6.9% of net sales) for the same period in 2001. EBIT was impacted by lower equipment volumes, pricing pressures, higher legal costs, and continued investment in service infrastructure. In addition, a $3.8 million charge relating to differences in a plant's inventory records was recorded in the quarter. For the nine months ended September 30, 2002, EBIT decreased 30.4% to $66.9 million (5.0% of net sales) as compared to $96.1 million (6.7% of net sales) for the same period in 2001. Lower equipment volumes, pricing pressures, and higher costs negatively impacted the results.

York Refrigeration Group (YRG)

YRG net sales for the three months ended September 30, 2002 decreased 1.8% to $222.9 million from $227.0 million for the same period in 2001. The reduction resulted from reduced Latin America and Airside equipment sales, which were partially offset by increased service and positive effects of foreign currency translation. Net sales for the nine months ended September 30, 2002 decreased 4.4% to $643.3 million as compared to $673.0 million for the same period in 2001. In addition to the items which affected third quarter revenue, net sales for the nine months were decreased by reduced shipments for petrochemical and cruise ship applications.

EBIT for the three months ended September 30, 2002 increased 1.1% to $11.7 million (5.2% of net sales) as compared to $11.6 million (5.1% of net sales) for the same period in 2001. Increased gross margin as a result of aftermarket growth and strengthening currencies was offset by higher production costs and higher medical costs in the U.S. For the nine months ended September 30, 2002, EBIT decreased 2.8% to $39.1 million (6.1% of net sales) as compared to $40.3 million (6.0% of net sales) for the same period in 2001. The reduction in EBIT was primarily attributed to lower volume and European job cost overruns on specific large industrial contracts.

Unitary Products Group (UPG)

UPG net sales for the three months ended September 30, 2002 increased 10.8% to $207.6 million from $187.4 million for the same period in 2001. Higher sales in the U.S. residential market were partially offset by reduced sales of manufactured housing products and reduced export volume. Net sales for the nine months ended September 30, 2002 decreased 0.5% to $580.7 million as compared to $583.7 million for the same period in 2001. In addition to the items which affected third quarter revenue, net sales for the nine months were negatively affected by continued softness in the light commercial market.

EBIT for the three months ended September 30, 2002 increased 25.0% to $18.7 million (9.0% of net sales) from $15.0 million (8.0% of net sales) for the same period in 2001. The increase was primarily due to higher volume and improvements in production and shipping costs, particularly relating to the Wichita facility. For the nine months ended September 30, 2002, EBIT decreased 34.2% to $34.6 million (6.0% of net sales) as compared to $52.5 million (9.0% of net sales) for the same period in 2001. EBIT decreased due to an unfavorable product mix, first half manufacturing inefficiencies and a write-off of a $5.9 million receivable related to a distributor that became insolvent during March 2002. The unfavorable product mix is the result of a shift to lower margin light commercial products. Manufacturing inefficiencies resulted from higher logistics and warehousing costs at the Wichita facility during the first half of 2002.

Bristol Compressors

Bristol Compressors net sales for the three months ended September 30, 2002 decreased 5.2% to $97.5 million from $102.9 million for the same period in 2001. The decline was due to lower shipments to North America unitary customers. Net sales for the nine months ended September 30, 2002 decreased 3.8% to $417.2 million as compared to $433.7 million for the same period in 2001. Reduced shipments, primarily of larger compressors, caused the decrease.

EBIT for the three months ended September 30, 2002 decreased 110.6% to $(0.5) million (-0.5% of net sales) from $4.8 million (4.7% of net sales) for the same period in 2001. For the nine months ended September 30, 2002, EBIT decreased 24.9% to $29.6 million (7.1% of net sales) as compared to $39.4 million (9.1% of net sales) for the same period in 2001. Although Bristol benefited from improved product designs with lower costs, margins were down due to the continued decreases in larger applications and pricing pressure in the market place. Bristol had a negative impact of order mix as high-margin large compressors used in light commercial applications were down significantly, while the volume of smaller units has grown. The third quarter was impacted by low productivity levels resulting from the consolidation of products from the closure of the Sparta, North Carolina facility.

Liquidity and Capital Resources

Working capital requirements are generally met through a combination of internally generated funds, bank lines of credit, commercial paper borrowings, financing of trade receivables and credit terms from suppliers which approximate receivable terms to our customers. Additional sources of working capital include customer deposits and progress payments.

Working capital decreased $49.5 million to $423.3 million as of September 30, 2002 as compared to $472.8 million as of December 31, 2001. The decrease resulted from lower inventory levels and increases in accounts payable and accrued expenses and income taxes. The current ratio was 1.53 as of September 30, 2002 as compared to 1.61 as of December 31, 2001.

Capital expenditures were $49.3 million for the nine months ended September 30, 2002 as compared to $65.4 million for the nine months ended September 30, 2001. Capital expenditures currently anticipated for expanded capacity, cost reductions and the introduction of new products during 2002 are expected to be in excess of depreciation and amortization. These expenditures will be funded from a combination of operating cash flows, availability under credit agreements and commercial paper borrowings.

Cash dividends of $0.15 per share and $0.45 per share were paid on common stock in the three and nine months ended September 30, 2002, respectively. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as our profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

Total indebtedness was $634.5 million as of September 30, 2002, primarily consisting of $500.0 million of senior notes and $69.9 million of commercial paper. On June 1, 1998, we issued $200 million of 6.70% fixed rate senior notes having a maturity of ten years from the date of issue. On August 6, 2001, we issued $200 million of 6.625% fixed rate senior notes due August 2006. The remaining $100 million ten-year senior notes bear interest at a 6.75% fixed rate and are due March 2003. As of September 30, 2002, it is expected that commercial paper will be issued to redeem the $100 million senior notes due March 2003. Pursuant to our July 2001 registration statement, we may issue up to $100 million of additional debt securities, the specific terms of which will be determined at the time of sale. Commercial paper borrowings are expected to be reborrowed in the ordinary course of business. The interest rate on the commercial paper was 1.90% as of September 30, 2002.

As of September 30, 2002, we had available a $400 million Five Year Credit Agreement, which expires on May 29, 2006, and a $300 million 364-Day Credit Agreement, which expires on May 28, 2003 (collectively, the Agreements). As of September 30, 2002, no amounts were outstanding under the Agreements.

The $400 million Five Year Credit Agreement provides for borrowings at the London Interbank Offering Rate (LIBOR) plus 0.75% or 0.875%, and the $300 million 364-Day Credit Agreement provides for borrowings at LIBOR plus 0.775% or 0.90%, based on the amount of facility utilization. We pay annual fees of 0.125% on the $400 million facility and 0.10% on the $300 million facility. The Agreements allow for borrowings at specified bid rates. As of September 30, 2002, the three-month LIBOR rate was 1.80%. The Agreements contain financial covenants requiring us to maintain certain financial ratios and standard provisions limiting leverage and liens. We were in compliance with these financial covenants as of September 30, 2002.

We have additional domestic bank lines that provide for total borrowings of $100 million as of September 30, 2002 and December 31, 2001, of which $84.2 million and $100.0 million, respectively, were unused. Our non-U.S. subsidiaries maintain bank credit facilities in various currencies that provided for available borrowings of $361.0 million and $386.3 million as of September 30, 2002 and December 31, 2001, respectively, of which $275.8 million and $276.1 million, respectively, were unused.

Pursuant to the terms of an annually renewable revolving facility, we sell our trade receivables to a wholly-owned, consolidated subsidiary, York Receivables Funding LLC (YRFLLC). In turn, YRFLLC sells, on a revolving basis, up to a $175.0 million undivided ownership interest in the purchased trade receivables to bank administered asset-backed commercial paper vehicles. We continue to service the receivables. No servicing asset or liability has been recognized, as our cost to service the receivables approximates the servicing income.

In accordance with the facility, YRFLLC has sold $175.0 million of an undivided interest in trade receivables as of September 30, 2002 and December 31, 2001. The proceeds from the sale were reflected as a reduction of receivables in the accompanying consolidated condensed balance sheets as of September 30, 2002 and December 31, 2001. The discount rate on the trade receivables sold was 1.81% and 2.00% as of September 30, 2002 and December 31, 2001, respectively.

We believe that we will be able to satisfy our principal and interest payment obligations and our working capital and capital expenditure requirements from operating cash flows together with the availability under the Agreements. The Agreements and commercial paper borrowings support seasonal working capital needs and are available for general corporate purposes.

Our ability to finance operations in the commercial paper market is dependent upon maintaining satisfactory credit ratings. If our credit ratings would be lowered by the rating agencies, we have the ability to borrow under the Agreements as long as we continue to meet the financial covenants or until expiration of the Agreements. The primary financial covenants are the earnings before interest, taxes and depreciation and amortization (EBITDA) interest coverage and the debt to capital ratio, as defined under the Agreements. As of September 30, 2002, our EBITDA interest coverage was 5.0, exceeding the minimum requirement of 3.5. As of September 30, 2002, our debt to capital ratio was 46%, below the maximum allowed of 57%.

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

Outlook

During the fourth quarter of 2002, we expect continued service and parts revenue growth, reduced costs and improved plant efficiencies as a result of our cost reduction efforts, and lower interest and tax expenses than in the fourth quarter of 2001.

However, we expect these improvements to be fully offset by the impact of market conditions and certain cost increases. We expect the negative economic impact in the commercial air conditioning and refrigeration markets to continue during the fourth quarter. We anticipate that these market conditions will continue to negatively impact the volume and pricing of commercial equipment sales. We also expect higher costs in the fourth quarter due to steel price increases. We expect the continued softness in the commercial markets and the higher steel prices to continue into 2003. We also expect additional increases in 2003 for pension, insurance, and medical expenses.

Forward-Looking Information - Risk Factors

To the extent we have made "forward-looking statements," certain risk factors could cause actual results to differ materially from those anticipated in such forward-looking statements including, but not limited to competition, government regulation, litigation, and environmental considerations. Unseasonably cool weather in various parts of the world could adversely affect our UPG and ESG air conditioning businesses and, similarly, the Bristol compressor business. Bristol is also dependent on the successful development and introduction of new products. The ESG air conditioning business could also be affected by a slowdown in the large chiller market and by the acceptance of new product introductions. Both YRG and ESG could be negatively impacted by reductions in commercial construction. Our ability to effectively implement price increases to offset higher costs is dependent on market conditions and the competitive environment. The financial results of our foreign locations could be negatively impacted by the translation effect of currency fluctuations on comprehensive income. In addition, our overall performance could be affected by declining worldwide economic conditions or slowdowns resulting from world events.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responsive to this item as of December 31, 2001 appears under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations, Market Risk," on pages 10 to 11 of the Annual Financial Statements and Review of Operations filed as Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2001. There was no material change in such information as of September 30, 2002.

ITEM 4   CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

         Within the 90 day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of company management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

(b)      Changes in Internal Controls

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 1   LEGAL PROCEEDINGS

         As discussed in our Form 10-Q filed August 13, 2002, in November 2001, a case captioned American Standard, Inc. and American Standard International Inc. v. York International Corporation and York International, S.A. de C.V. was filed in the Federal District for the Western District of Wisconsin. American Standard, a competitor of ours, alleged that two component parts of three models of chillers manufactured by us infringe two patents held by American Standard. In September 2002, a jury found that both patents were invalid, resulting in a finding that we had no liability to American Standard. American Standard has filed a post-trial motion asking the judge to overturn the jury's finding of invalidity with respect to one of the patents. We do not believe that any subsequent activities in this case will significantly affect our financial position or future earnings.

ITEM 2   CHANGES IN SECURITIES

                  Not Applicable

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable

ITEM 5   OTHER INFORMATION

                  Not Applicable

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit 99.1 - Certification of the Chief Executive Officer of York International Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              Exhibit 99.2 - Certification of the Chief Financial Officer of York International Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)  Reports on Form 8-K

              On August 13, 2002, we filed a report on Form 8-K including the sworn statements submitted to the SEC pursuant to Section 21
              (a)(1) of the Securities Exchange Act of 1934 (order No. 4-460, June 27, 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned unto duly authorized.

                                       YORK INTERNATIONAL CORPORATION
                                       ------------------------------
                                                  Registrant

Date     November 8, 2002                      /S/ C. David Myers
                                       ------------------------------
                                       C. David Myers
                                       Corporate Vice President and
                                       Chief Financial Officer

CERTIFICATIONS

I, MICHAEL R. YOUNG, Chief Executive Officer of York International Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of York International Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 8, 2002

                                               /S/ Michael R. Young
                                       ------------------------------------
                                       Michael R. Young
                                       Chief Executive Officer

I, C. DAVID MYERS, Chief Financial Officer of York International Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of York International Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 8, 2002

                                               /S/ C. David Myers
                                       -----------------------------------
                                       C. David Myers
                                       Chief Financial Officer