Form 10-K
period 2002-12-31
YORK INTERNATIONAL CORP /DE/
filed 2003-03-07
CIK 842662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                                                  YES [X] NO [ ]

As of the last business day of the registrant's most recently completed second fiscal quarter (June 28, 2002), the aggregate market value of the Common Stock held by non-affiliates was $1,317,927,218 based on the closing price of the Common Stock on the New York Stock Exchange Composite Transactions of such date. (Only officers and directors of the registrant are assumed to be affiliates for purposes of this calculation.)

As of March 7, 2003, there were 39,655,465 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Financial Statements and Review of Operations for the year ended December 31, 2002 are incorporated by reference into Parts I, II, and IV.

Portions of the registrant's definitive Proxy Statement pertaining to the Annual Meeting, to be held May 22, 2003, are incorporated by reference into Part III.

                         YORK INTERNATIONAL CORPORATION

                                    FORM 10-K

                          YEAR ENDED DECEMBER 31, 2002

                                      INDEX

ITEM
NUMBER                                                                          PAGE
------                                                                          ----
                                     PART I

1.   Business.                                                                    1

2.   Properties.                                                                 12

3.   Legal Proceedings.                                                          13

4.   Submission of Matters to a Vote of Security Holders.                        13

                                     PART II

5.   Market for Registrant's Common Equity
      and Related Stockholder Matters.                                           14

6.   Selected Financial Data.                                                    14

7.   Management's Discussion and Analysis of Financial Condition
      and Results of Operations.                                                 14

7a.  Quantitative and Qualitative Disclosure about Market Risk.                  14

8.   Financial Statements and Supplementary Data.                                15

9.   Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure.                                                  15

                                    PART III

10.  Directors and Executive Officers of the Registrant.                         16

11.  Executive Compensation.                                                     16

12.  Security Ownership of Certain Beneficial Owners and Management and
      Related Stockholder Matters.                                               16

13.  Certain Relationships and Related Transactions.                             16

14.  Controls and Procedures.                                                    16

                                     PART IV

15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.           17

PART I

ITEM 1.  BUSINESS.

GENERAL

York International Corporation and its consolidated subsidiaries (the Company, which may be referred to as we, us, or our) are a full-line, global designer and manufacturer of heating, ventilating, air conditioning, and refrigeration (HVAC&R) products. We believe that we are the third largest manufacturer and marketer of such products in the United States and one of the leading companies in the HVAC&R industry internationally. Our air conditioning systems range from a one ton* unit for a small residence to large systems installed in high-rise residential and commercial buildings. Our products are sold in over 125 countries and are in use in such diverse locations as the Petronas Towers in Malaysia, the British Houses of Parliament, the Tokyo World Trade Center, Pudong International Airport in Shanghai, the Pentagon, NASA's Vehicle Assembly Building at Kennedy Space Center, NASA's Johnson Space Center, the Los Angeles International Airport, the Jeddah Airport, the Overseas Union Bank Centre in Singapore, the Sydney Opera House, the Atlantic City Convention Center, the English Channel Eurotunnel, the Hong Kong Convention and Exhibition Centre, and the Lantau Airport Railway in Hong Kong.

We were founded in 1874 in York, Pennsylvania, and over the years we have undergone various ownership changes. Since 1991, we have been an independent, publicly held company. During the 1990's, we expanded our worldwide presence through growth and acquisitions. In 1999, we further expanded our refrigeration business by acquiring all of the outstanding capital stock of Sabroe A/S, a Danish company. This acquisition established the York Refrigeration Group as the world leader in supplying industrial refrigeration systems, products, and services.

Headquartered in York, Pennsylvania, we have manufacturing facilities in 9 states and 8 foreign countries. As of December 31, 2002, we employed approximately 22,800 people worldwide. Our principal executive offices are located at 631 South Richland Avenue, York, Pennsylvania 17403, and our telephone number is (717) 771-7890.

STRATEGY

Our strategy is to focus on the global heating, ventilating, air conditioning, and refrigeration equipment markets, refrigeration contracting, and the worldwide service, repair, and replacement markets. We have grown, and expect to continue to grow, through expansion of services, product development, acquisition of businesses, and establishment of joint ventures in the HVAC&R industry.

We intend to continue our strategy of increasing our market share globally by developing our product range to offer a complete line of environmentally acceptable and energy efficient products. We seek to take advantage of regulatory changes by developing products that comply with tightening environmental and energy efficiency requirements and regulations before they become effective. We have increased the overall efficiency of our product offerings by employing internally developed advanced heat transfer and compressor technology and introducing large air conditioning systems that utilize advanced thermal storage and absorption technologies.

We focus on controlling manufacturing and operating expenses and strive to improve our operating margins by redesigning products, acquiring more efficient manufacturing equipment and processes, and reducing costs not directly associated with the manufacturing process. In addition, our planning process enables us to carefully monitor the amount of capital used in our business and to reposition our segments in light of changing conditions throughout the year. We believe that our incentive compensation plans, which reward the management team of each segment for achieving the planned objectives of that segment, are key elements in implementing our strategies and contributing to meeting financial objectives.

------------------------
* The cooling capacity of air conditioning units is measured in tons. One ton of cooling capacity is equivalent to 12,000 BTUs and is generally adequate to air condition approximately 500 square feet of residential space.

PRODUCTS AND MARKETS

All of our products are in the HVAC&R industry, and we operate solely in this industry. Within HVAC&R, our business was comprised of four segments during 2002: Engineered Systems Group, York Refrigeration Group, Unitary Products Group, and Bristol Compressors. Engineered Systems Group (ESG) produces heating, air conditioning, and thermal storage equipment designed for commercial applications in retail stores, office buildings, shopping malls, manufacturing facilities, hospitals, universities, airports, and marine vessels. York Refrigeration Group (YRG) produces industrial refrigeration systems and gas compression equipment designed for the food, beverage, chemical, and petrochemical processing industries as well as marine applications. Unitary Products Group (UPG) produces heating and air conditioning solutions designed for use in residential and light commercial applications. Bristol Compressors (Bristol) manufactures reciprocating and scroll compressors for our use and for sale to original equipment manufacturers and wholesale distributors. Our engineered systems products and refrigeration and gas compression equipment are designed specifically for the customers' needs and applications.

The following table sets forth net sales by segment and geographic market:

(in thousands)                                        2002             2001               2000
--------------------------------------------------------------------------------------------------
Engineered Systems Group                        $   1,865,571      $  1,927,283       $  1,859,695
York Refrigeration Group                              931,247           936,883          1,000,393
Unitary Products Group                                736,789           755,860            753,052
Bristol Compressors                                   515,372           509,706            525,716
Eliminations                                         (205,606)         (209,636)          (255,649)
--------------------------------------------------------------------------------------------------
          Total net sales                       $   3,843,373      $  3,920,096       $  3,883,207
--------------------------------------------------------------------------------------------------
U.S.                                                       48%               48%                48%
Non-U.S.                                                   52%               52%                52%
--------------------------------------------------------------------------------------------------
                                                          100%              100%               100%
--------------------------------------------------------------------------------------------------

Effective January 1, 2003, we consolidated our YRG and ESG segments and reorganized management of the combined business on a geographic basis.

Additional financial information about our segments, U.S. and non-U.S. operations, and export sales is incorporated herein by reference to Note 17 on pages 38 to 41 of the Annual Financial Statements and Review of Operations.

BACKLOG

The following table sets forth backlog by business segment:

                                                                   DECEMBER 31,
(in thousands)                                                2002             2001
--------------------------------------------------------------------------------------
Engineered Systems Group                                  $  433,667        $  445,440
York Refrigeration Group                                     317,229           287,307
Unitary Products Group                                        39,118            46,225
Bristol Compressors                                           85,945            72,978
--------------------------------------------------------------------------------------
     Total backlog                                        $  875,959        $  851,950
--------------------------------------------------------------------------------------

Substantially all orders are expected to be fulfilled within the next 12 months.

ENGINEERED SYSTEMS GROUP

Our Engineered Systems Group produces and sells heating and air conditioning solutions for both new construction and replacement for the full range of commercial building types worldwide. ESG's commercial air conditioning products include air-cooled and water-cooled chillers, air handling equipment including indoor and outdoor units, variable air volume units, underfloor air distribution systems, and large packaged rooftop units. Additionally, ESG offers controls to monitor and regulate individual components or the entire heating, ventilating, and air conditioning (HVAC) system. ESG, through its world-wide service organization, also provides a complete range of maintenance and repair services, including remanufactured compressors and rental chillers for temporary cooling needs. ESG is also the world leader in the design, manufacturing, and selling of snow-making equipment.

ESG offers a broad range of water chilling products in the HVAC industry driven with electricity, gas, and steam utilizing centrifugal, screw, scroll, and reciprocating compressors in addition to offering absorption units. Current products utilize HCFC and HFC refrigerants, which meet the requirements of applicable international environmental protocols.

Current ESG product development efforts emphasize improving "real world" energy efficiency, achieving higher environmental standards, and reducing operating noise levels. Air handling equipment covers all the traditional applications as well as an innovative underfloor air distribution system, FlexSys. Air handling equipment product development efforts increasingly focus on improving indoor air quality, promoting energy efficiency, and lowering operating noise levels. All products make use of the latest controls technology to enhance all areas of performance.

During 2002, ESG expanded its packaged centrifugal chiller line up to 2,700 tons and also reduced cost and improved the efficiency of the entire HFC centrifugal chiller line. A new line of water-cooled HFC chillers with semi-hermetic screw compressors extending up to 365 tons was introduced. In the small tonnage chiller area, ESG introduced a new more energy efficient line of air-cooled scroll chillers up to 100 tons. Additional features were added to the packaged rooftop unit line in the 45-95 ton range. Equipment and systems controls were enhanced and given additional capabilities with regard to integration into a wide variety of building automation systems. In early 2003, ESG plans to introduce a completely new air handling unit line.

In ESG's service business, strong efforts were made to address the low-rise commercial market with particular emphasis on multi-site owners. We entered the rental chiller business in 2002 with emphasis on meeting the temporary cooling needs of our existing customer base. Early in 2003, we plan to pilot an HVAC outsourcing program with several key customers as well as introduce a variable speed drive offer for the retrofit market.

The global commercial HVAC equipment market is driven by new construction and replacement sales in almost equal proportions. Commercial construction tends to move in the general direction of the economies of the world. Replacements are strongest in those areas of the world where the installed base of equipment is largest, such as North America. Replacement sales are driven by the age of the equipment, the trade-off economics of repair versus replacement, and the likelihood of increased energy efficiency and greater environmental acceptability of replacing old with new equipment.

Demand for ESG service and repair parts generally increases during summer months. The overall effect of seasonality is partially mitigated by sales of equipment for which demand is less seasonal.

ESG's products are distributed globally through a combination of our sales and service offices, sales agents, and independent distributors. Our sales engineers operating out of our sales and service offices around the world account for approximately 75% of ESG's equipment sales with the remaining portion coming from sales agents and independent distributors. In addition to new equipment sales, "aftermarket" products and services represent an important portion of ESG's business. Parts are sold from all of our offices as well as from major regional distribution centers in Baltimore, Maryland; Miami, Florida; Singapore; Hong Kong SAR, China; Shanghai, China; Dubai, U.A.E.; and Basildon, England. Repair, maintenance, and start up services are provided globally by technicians employed by us. We provide maintenance and repair services as well as compressor remanufacturing for both our equipment and that of third parties, although the majority of the work is performed on our equipment.

We market ESG's chiller products under the "YORK" brand name and market air handling equipment under the "YORK", "MILLER-PICKING", and "PACE" brands. Service is marketed under the "YORK", "NATKIN", "UNITED MECHANICAL SERVICES", and "GENERAL REFRIGERMETICS" brands. Parts are marketed under the "YORK" and "SOURCE 1" brands. No single customer accounts for more than 10% of ESG revenues.

All of the markets in which ESG participates are very competitive. ESG's products compete on the basis of product design, reliability, quality, price, efficiency, acoustics, and post-installation service. Architects and engineers play an important part in determining which manufacturer's products will be specified and ultimately used in an application. In the domestic market, we compete primarily with two large worldwide manufacturers, Carrier, a United Technologies Corporation company, and Trane Company, a division of American Standard Companies Inc. In the international market, we compete primarily with Carrier, Trane, local manufacturers in Europe, and a number of Japanese manufacturers.

On an ongoing basis approximately 3% of ESG sales are related to contracts for the U.S. Navy, for both research and development and equipment. Contracts vary in duration from one to several years. If these contracts were to be terminated, we would be entitled to reimbursement of costs incurred and to a payment of a reasonable allowance for profit on work actually performed. We also sell equipment on standard commercial terms to contractors and others who incorporate it into U.S. government projects.

ESG's products are principally manufactured in York, Pennsylvania; Albany, Missouri; Hattiesburg, Mississippi; San Antonio, Texas; Roanoke, Virginia; Curitiba, Brazil; Basildon, England; Carquefou, France; Nantes, France; Wuxi, China; Guanghzou, China; Laem Chabang, Thailand; Johannesburg, South Africa; Durango, Mexico; and Monterrey, Mexico. Many of the components of ESG's products, such as motors, control elements, and castings, are purchased from outside suppliers. The other components are custom manufactured by us. Using these components and based upon design specifications, ESG's products are machined, assembled, tested, and shipped from the above locations.

YORK REFRIGERATION GROUP

Our York Refrigeration Group develops, contracts, manufactures, integrates, and distributes products and systems globally for the marine and industrial refrigeration markets. YRG produces screw and reciprocating compressors, condensers, evaporators, heat exchangers, industrial and marine chillers, ice makers, process refrigeration systems, air handling and ventilating equipment, gas compression systems, automated plant control systems, and advanced control systems for refrigerated containers.

Screw and reciprocating compressors enable us to produce highly reliable refrigeration systems required for industrial applications in the food, beverage, chemical, and petroleum industries as well as marine applications. Our refrigeration and gas compression equipment is engineered and manufactured to customer specifications. YRG integrates screw and reciprocating compressors with other components to offer customers the optimal solution and value for their specific application considering cost, energy efficiency, reliability, space, and environmental requirements.

Refrigeration systems are essential in the textile, electronics, pharmaceutical, and petrochemical industries. Food, beverage, marine, and process cooling operations use refrigeration systems both in chilling and product freezing and for maintaining these products in warehouses, distribution centers, and retail outlets. YRG's systems are also in use in sporting venues.

Requirements for YRG's contracting business historically have been seasonal, with increased demand generally in the summer months. The overall effect of seasonality is partially mitigated by sales of equipment for which demand is less seasonal.

YRG has continued the development of screw compressors for food and beverage refrigeration, for natural gas gathering, and for the A/C chiller market. New compressor types (including variable speed compressors, gear-driven gas compressors, and semi-hermetic high-efficiency compressors) have successfully been launched and well received by the market.

The new global compressor control unit common for YRG's compressor packages was developed over the past two years and is currently in the test phase with expected launch in 2003. During 2002, a new vibration monitoring control system for screw compressors was introduced.

YRG's line of reciprocating compressors has been updated with new service friendly features, which can be retrofitted on the large installed base of this compressor type. Furthermore the application range has been extended in order to permit a more broad usage of the environmentally safe refrigerant, CO2. This has lead to a substantial growth in the sale of CO2 packaged units in Europe.

YRG has also introduced the PowerPAC - a range of packaged liquid coolers with ammonia as refrigerant, featuring high efficiencies and low charge of refrigerant.

The current development programs are focused on continuous improvements of the existing range of compressors, heat exchangers, and controls. They also address development of new front end products that will meet the future market requirements for low cost, high efficiency, robust, and low noise equipment controlled by versatile and uncomplicated control equipment.

We market our refrigeration and gas compression equipment under the "YORK", "SABROE", "FRICK", "NOVENCO", "FRIGID COIL", "IMECO", "ACUAir", "GRAM REFRIGERATION", and "YORK BONUS" brands. No single customer accounts for more than 10% of YRG revenues. Our products are sold by our sales engineers located in 14 offices and a national network of more than 50 independent agents in the U.S. as well as our 60 owned sales, contracting, and service offices; independent distributors; and agents outside the U.S. In addition, we believe that developing countries offer opportunities for increasing sales of refrigeration equipment.

All of the markets in which YRG does business are very competitive. Refrigeration manufacturers compete on the basis of product design, reliability, quality, and price. In the market for refrigeration equipment, we compete primarily with FES, GEA-Grasso, Evapco, Krack Corp., and Mycom.

Refrigeration equipment is manufactured at our owned facilities in Dixon, Illinois; Polo, Illinois; Waynesboro, Pennsylvania; Sao Paulo, Brazil; Aarhus, Naestved, and Hornslet, Denmark; and at a leased facility in Santa Fe Springs, California. We are in the process of consolidating our Polo and Dixon manufacturing facilities into a single expanded facility in Dixon.

UNITARY PRODUCTS GROUP

Our Unitary Products Group produces and sells residential and light commercial heating and air conditioning solutions. These include ducted central air conditioning and heating systems (air conditioners, heat pumps, and furnaces), and light commercial heating and cooling equipment.

UPG's products consist of split systems and packaged products. A split system consists of an outdoor unit containing a compressor and condenser; a connected indoor unit containing a heat exchanger; an electric, gas, or oil heating section; an indoor blower system; and associated controls. A packaged product is a single, self-contained unit with compressor; condenser; heat exchanger; electric, gas or oil heating section; blower; and associated controls. These units are typically installed on rooftops or beside a structure. Ducted products distribute conditioned air throughout building structures with ductwork connected to the system's blower, whereas ductless installations provide conditioned air directly from indoor blowers without the use of ductwork.

UPG continues to redesign its product line for lower sound ratings and greater efficiency on our higher tiered premium product line, and manufacturing cost effectiveness on our entry level value offering. The new Millennium commercial split system and Magnum rooftop lines lead the industry in efficiency and feature set value. The Stealth series residential Heat Pump, utilizing Twin Single, or TS, compressor technology, is an industry first. An entirely new high efficiency gas furnace, designed specifically for the growing residential new construction housing market, will make the York, Luxaire, and Coleman brands even more competitive in the new home market.

Also, currently under design is a new, upscale air conditioner for the growing residential replacement market. This new design will incorporate alternate refrigerant technology with lower sound ratings to capitalize on the upscale custom home market.

UPG markets its products under the "YORK", "LUXAIRE", "FRASER-JOHNSON", "COLEMAN", "WINCHESTER", and "GUARDIAN" brands. Service parts are sold under the "SOURCE 1" brand. "YORK" is our full line brand, which is sold through our company-owned distribution centers and exclusive independent distributors. The "YORK" brand is sold with a high level of customer service and sales support. Our other brands are sold through more than 200 non-exclusive distributors primarily for resale to contractors. We also sell unitary products in the manufactured housing industry in North America on an original equipment manufacturer basis through an exclusive distributor. No single customer accounts for more than 10% of UPG revenues.

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

All of the markets in which UPG does business are very competitive. Unitary product manufacturers compete on the basis of price, reliability, delivery, efficiency, acoustics, and maximum market coverage. Price competition and maximum market coverage are of particular importance in residential product lines as there is often relatively little perceived differentiation. In the U.S. market, we compete with three large worldwide manufacturers, Carrier, Trane, and Lennox, in addition to numerous national manufacturers such as Goodman, Rheem, and Nordyne.

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

BRISTOL COMPRESSORS

Bristol Compressors manufactures reciprocating compressors from 1 to 25 tons and, through our joint venture in Scroll Technologies, scroll compressors from 1 to 7 1/2 tons. These compressors are used in York International products and are sold to original equipment manufacturers and wholesale distributors. A compressor is an integral part of an air conditioning system. Our unitary products use compressors manufactured by Bristol as well as those purchased from other vendors. Approximately 80% of Bristol's revenues are attributable to sales of products to other air conditioning equipment manufacturers or wholesale distributors. Two manufacturers, Goodman and Carrier, each account for more than 10% of Bristol's revenue.

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

Bristol plans to introduce the "Benchmark" reciprocating compressor in 2003. The "Benchmark" will compete directly with scroll compressors and is expected to have a lower applied cost. This compressor meets or exceeds the efficiency of and is quieter than its scroll competition. The "Benchmark" will be offered with both R-22 and R-410A refrigerants.

Bristol's "Infinity Scroll," with reduced sound levels and lower applied costs than our previous scroll offerings, went into production in 2002.

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

Bristol products are currently manufactured at our factory in Bristol, Virginia, and by Scroll Technologies in Arkadelphia, Arkansas. As with our other products, Bristol products are assembled using purchased parts (including motors, castings, forgings, and electronic components) as well as parts manufactured by us. Bristol relies on a single vendor for certain components used in its compressors. Due to consolidation in the vendor's industry, there are limited alternate sources of supply. We believe an alternate source of supply is attainable in the event the current vendor is unable to supply the component. However, a change in vendors would cause a delay in production and loss of sales, which would adversely impact the results of operations of Bristol and our consolidated results of operations.

RAW MATERIALS AND PURCHASED COMPONENTS

We purchase compressors, steel, copper, aluminum, electric motors, castings, forgings, stampings, fabricated copper tubes, electronic starters and controls, aluminum fins, fan blades, capacitors, transformers, refrigerant gases, valves, fittings, and other components from many outside suppliers. Except for certain components purchased by Bristol for use in its compressors, alternate sources of supply are available for all raw materials and components for which we use a single supplier. In order to hedge against certain raw material price increases, we enter into commodity forward contracts for the purchase of certain raw materials, principally copper. Additional information about our commodity forward contracts contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations, Market Risk" on pages 9 to 11 of the Annual Financial Statements and Review of Operations is incorporated herein by reference.

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

JOINT VENTURES IN U.S. AND NON-U.S. MARKETS

In addition to our wholly-owned and majority-owned production and distribution facilities, we produce, distribute, and service products through our participation in several joint ventures, which are described in the following table:

                                                  JOINT VENTURE
   PRINCIPAL            JOINT VENTURE           (PERCENT OWNED BY                PRINCIPAL
   LOCATION                PARTNER                 THE COMPANY)              PRODUCTS/SERVICES           MARKETS SERVED
-----------------------------------------------------------------------------------------------------------------------
U.S.                Carrier Corporation        Scroll Technologies          Manufacture scroll             U.S.
                                               (50%)                        compressors

Spain               Compania Roca              Clima Roca-York S.L.         Manufacture unitary            Europe
                    Radiadores S.A.            (50%)                        products

Denmark             Three Danish               Jernstoberiet Dania A/S      Castings                       Europe
                    pension funds              (40%)

Morocco             IFU A/S, Denmark           York Refrigeration           Sales and service of           North Africa
                    Individual Moroccan        Morocco S.A. (20%)           refrigeration products
                    shareholder

South Africa        Spoormakers &              Shared Energy Management     Energy management              South Africa
                    Partners Inc.              (Pty) Ltd. (50%)             services

Saudi Arabia        Al Salem United            Al Salem-York Services       Service and repair of          Saudi Arabia
                    Contracting Co.            Ltd. (50%)                   air conditioning
                                                                            equipment

Saudi Arabia        Al Salem United            Al Salem York                Produce central air            Saudi Arabia
                    Contracting Co.            Manufacturing Co.            conditioning units, split
                                               Ltd. (50%)                   air conditioning units,
                                                                            fan coils, and air handling
                                                                            units

Malaysia            OYL Industries             OYL-Condair Industries       Manufacture unitary            Asia Pacific
                    BHD.                       SDN.BHD. (49%)               and engineered systems
                                                                            products

Malaysia            OYL Industries             York (Malaysia) Service      Sales and service of air       Malaysia
                    BHD.                       SDN.BHD. (30%)               conditioning equipment

Malaysia            Kumpulan Nametech          Airvenco Sdn. Bhd. (21%)     Sales and service of           Malaysia
                    Sdn. Bhd.                                               air handling equipment

Japan (Flakt)       Nissin Refrigeration &     Stal Nissin Corp.            Sales and service of           Japan
                    Engineering Ltd.           (50%)                        refrigeration products

Japan (Novenco)     Individual Japanese        Novenco Nippon Ltd.          Sales and service of           Japan
                    shareholder                (23%)                        air handling equipment

Korea               Individual Korean          Hi-Pres Korea Co. Ltd.       Sales and service of           Korea
                    shareholder                (20%)                        air handling equipment
-----------------------------------------------------------------------------------------------------------------------

We received dividends from affiliates of $2.1 million, $2.9 million, and $4.8 million in 2002, 2001, and 2000, respectively. Our total investments in affiliates were $29.4 million and $25.0 million as of December 31, 2002 and 2001, respectively. Our sales to affiliates are less than 1% of our net sales, and our purchases from affiliates are approximately 3% of our total purchases.

RESEARCH AND DEVELOPMENT

Our product development activities include ongoing research and development programs to redesign existing products to reduce manufacturing costs and to increase product efficiencies, developing electronic controls for current product offerings, and creating a wide range of new products. During 2002, 2001, and 2000, we spent $42.2 million, $46.2 million, and $46.9 million, respectively, for all product development activities.

EMPLOYEES

As of December 31, 2002, we employed approximately 22,800 persons worldwide. Approximately 10,600 persons are employed in the U.S. and 12,200 persons are employed in foreign countries. Approximately 3,500 U.S. employees are covered by collective bargaining agreements that expire at various dates and are generally for terms ranging from three to five years.

ENVIRONMENTAL MATTERS

Environmental laws that affect or could affect our U.S. operations include, among others, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, any regulations promulgated under these acts, and various other Federal, state, and local laws and regulations governing environmental matters.

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

In September 1987, the U.S. became a signatory to an international agreement titled the Montreal Protocol on Substances that Deplete the Ozone Layer, or the Montreal Protocol. The Montreal Protocol requires its signatories to reduce production and consumption of CFCs and halons, some of which are utilized in air conditioning and refrigeration equipment. In 1988, the Environmental Protection Agency (EPA) issued regulations under the Clean Air Act implementing the Montreal Protocol in the U.S. Many other countries have also become signatories to the Montreal Protocol. The manner in which these countries implement the Montreal Protocol and regulate CFCs could differ from the approach taken in the U.S.

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

None of our manufactured products contains Class I substances. Class I substances previously used by us have been substituted with Class II substances or substances that are currently unregulated. We do, however, believe that revenues from servicing, updating, and repairing existing equipment that uses Class I substances are and will be significant. These activities are regulated by the EPA, which imposes guidelines affecting service and maintenance of equipment that uses Class I and Class II substances. We train and license our service technicians in service and maintenance procedures that comply with the regulations. Therefore, we believe that the regulations will not have a material adverse effect on our operations. The phase-out of Class I substances will require modifications to existing air conditioning equipment as availability of recycled Class I substances decreases. Since our technology enables us to modify existing equipment for use with Class II substances, we believe that this will continue to generate additional service revenues. While we expect to derive substantial revenue from the sale of products utilizing Class II substances, it is not expected that any phase-out will have a significant impact on the sales of such products since new products that use unregulated refrigerants such as HFC's are now readily available. Nonetheless, as the supply of virgin and recycled Class II substances falls, it will be necessary to address the need to substitute permitted substances for Class II substances.

We, in conjunction with major chemical manufacturers, are continually in the process of reviewing and addressing the impact of refrigerant regulations on our products. We believe that the combination of those products which presently utilize Class II substances and those products in the field which can be retrofitted to such refrigerants provides a complete line of commercial and industrial products. Therefore, we do not foresee any material adverse impact on our business or competitive position as a result of the Montreal Protocol, the 1990 Clean Air Act amendments, or their implementing regulations. However, we believe that the implementation of severe restrictions on the production, importation, or use of refrigerants employed in larger quantities by us could have such an impact. We believe that the engineered systems products that we have produced will be well positioned to utilize the next generation of refrigerants without substantial modification. If the next generation of refrigerants is incompatible with the hermetic compressors used by us and all of our competitors for unitary products, design modifications would be required.

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

EXECUTIVE OFFICERS

As of March 7, 2003, our executive officers are as follows:

     NAME               AGE                     POSITION
-----------------------------------------------------------------------------------------------------
Michael R. Young        58       President and Chief Executive Officer

C. David Myers          39       Executive Vice President and Chief Financial Officer

Iain A. Campbell        41       Vice President and President of York Americas

Thomas F. Huntington    50       Vice President and President of Unitary Products Group, North America

Wayne J. Kennedy        60       Vice President and President of Bristol Compressors

Kam S. Leong            48       Vice President and President of York Asia Pacific

Peter C. Spellar        58       Vice President and President of York Europe, Middle East, and Africa

Dale L. Bennett         64       Vice President, Human Resources and Corporate Development

Jane G. Davis           53       Vice President, Secretary and General Counsel

James P. Corcoran       57       Vice President and Treasurer

David R. Heck           48       Controller
-----------------------------------------------------------------------------------------------------

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

Mr. Myers has been Executive Vice President and Chief Financial Officer of the Company since January 2003. Prior thereto, he was Vice President and Chief Financial Officer of the Company from 2000 to 2002, Vice President Finance, Engineered Systems Group from 1998 to 2000, Corporate Controller from 1995 to 1998, Director of Finance for the Airside Products Group from 1994 to 1995, and Director of Financial Planning and Controls in 1994. Prior to joining the Company, he was with KPMG LLP.

Mr. Campbell has been Vice President of the Company and President of York Americas since January 2003. Prior thereto, he was Vice President, North America Sales and Service from June 2002 to December 2002, Vice President, Finance, Engineered Systems Group from 2000 to 2002, Director, Finance, Europe from 1997 to 2000, and Assistant Treasurer from 1994 to 1997.

Mr. Huntington has been Vice President of the Company and President of Unitary Products Group, North America since October 2000. Prior thereto, he was Senior Vice President, Engineering, Bristol Compressors from 1999 to 2000, Vice President, Sales and Distribution, Unitary Products Group North America from 1997 to 1999, Vice President and General Manager, Evcon Coleman Division from 1996 to 1997, and Vice President, Sales and Marketing, Evcon Industries from 1992 to 1996.

Mr. Kennedy has been Vice President of the Company and President of Bristol Compressors since March 2000. Prior thereto, he was Vice President, Human Resources from 1993 to 2000. Prior to joining the Company, he was Vice President of Human Resources for the Millipore Corporation.

Mr. Leong has been President of York Asia Pacific since March 2000 and Vice President of the Company since January 2003. Prior thereto, he was Vice President, Asia Pacific from 1998 to 2000, Vice President, Northeast Asia from 1994 to 1998, General Manager, OYL - Condair, York Malaysia from 1991 to 1994, General Manager, Sales and Service, York Malaysia 1988 to 1991, and held several prior positions with the Company since 1982.

Mr. Spellar has been Vice President of the Company and President of York Europe, Middle East, and Africa since January 2003. Prior thereto, he was Vice President of the Company and President, Engineered Systems Group from 2000 to 2002, Vice President, Marketing and Strategic Accounts from 1999 to 2000, Vice President of the Company and President, Applied Systems Worldwide from 1995 to 1999, Vice President of the Company and Vice President, European Operations from 1992 to 1995, President, Frick Division from 1987 to 1992, and President of the Frick Company from 1979 to 1987.

Mr. Bennett has been Vice President, Human Resources and Corporate Development since April 2002. Prior thereto, he was Vice President, Human Resources from 2000 to 2002, Vice President, Organization Development from 1999 to 2000, and Director of Organization Development from 1997 to 1999. Prior to joining the Company, he held several Human Resource leadership positions with Millipore Corporation, Pfizer Inc., and E. J. Gallo Winery.

Ms. Davis has been Vice President, Secretary and General Counsel of the Company since March 1995. Prior to joining the Company, she was Vice President, General Counsel and Secretary of Joy Technologies Inc. from 1988 to 1995.

Mr. Corcoran has been Vice President and Treasurer of the Company since March 2001. Prior thereto, he was Treasurer of the Company from 1992 to 2001. Prior to joining the Company, he was Treasurer of Griffith Laboratories from 1990 to 1992, Treasurer of AM International from 1987 to 1990, and Director, Treasury Operations of Borg-Warner Corporation from 1977 to 1987.

Mr. Heck has been Controller since January 2000. Prior to joining the Company, he was Director of Strategic Analysis and Corporate Controller of Superior Group, Inc. from 1995 to 1999, Corporate Controller and Accounting Manager for LFC Financial Corp. from 1983 to 1995, and Audit Manager with Deloitte, Haskins, & Sells from 1976 to 1983.

WEBSITE ACCESS TO INFORMATION

We make available free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange commission. Our website address is: www.york.com.

ITEM 2.  PROPERTIES.

Our principal offices are located in York, Pennsylvania on an approximately 71 acre site owned by us. The following table lists our principal manufacturing facilities:

                                                                       APPROXIMATE
LOCATION                               SEGMENT                    ENCLOSED AREA (SQ. FT.)
-----------------------------------------------------------------------------------------
     OWNED
York, PA                       Engineered Systems Group                 1,500,000
Wichita, KS                    Unitary Products Group                   1,456,000
Bristol, VA                    Bristol Compressors                        672,000
Norman, OK                     Unitary Products Group                     539,000
Waynesboro, PA                 York Refrigeration Group                   438,000
Aarhus, Denmark                York Refrigeration Group                   372,000
Naestved, Denmark              York Refrigeration Group                   292,000
Basildon, England              Engineered Systems Group                   254,000
Guangzhou, China               Engineered Systems Group                   200,000
Sao Paulo, Brazil              York Refrigeration Group                   123,000
Monterrey, Mexico              Engineered Systems Group                   118,000
San Antonio, TX                Engineered Systems Group                   111,000
Durango, Mexico                Engineered Systems Group                   102,000
Dixon, IL                      York Refrigeration Group                    97,000
Hornslet, Denmark              York Refrigeration Group                    82,000
Wuxi, China                    Engineered Systems Group                    82,000
Polo, IL                       York Refrigeration Group                    78,000*
Roanoke, VA                    Engineered Systems Group                    72,000
Carquefou, France              Engineered Systems Group                    32,000

       LEASED
Laem Chabang, Thailand         Engineered Systems Group                   215,000
Monterrey, Mexico              Unitary Products Group                     165,000
Albany, MO                     Engineered Systems Group                   135,000
York, PA                       Engineered Systems Group                   120,000
Johannesburg, South Africa     Engineered Systems Group                   109,000
Hattiesburg, MS                Engineered Systems Group                    84,000
Santa Fe Springs, CA           York Refrigeration Group                    82,000
Curitiba, Brazil               Engineered Systems Group                    57,000
Nantes, France                 Engineered Systems Group                    34,000
-----------------------------------------------------------------------------------------

------------------------
* We are in the process of closing operations at Polo.

At the York, Pennsylvania location we own, approximately 50,000 square feet of facilities are leased to tenants and approximately 450,000 square feet are currently available for expansion.

In addition to the properties described above, we lease facilities worldwide for use as sales and service offices and regional warehouses. In the ordinary course of business, we monitor the condition of our facilities to ensure that they remain adequate to meet our long-term sales goals and production plans. We believe that our properties are in good condition and adequate for our requirements. We make capital expenditures intended to upgrade existing facilities and equipment to increase production efficiency and, when appropriate, to adapt them to the requirements of manufacturing new product lines.

ITEM 3.  LEGAL PROCEEDINGS.

As discussed in our Form 10-Q's filed November 8, 2002 and August 13, 2002, in November 2001, a case captioned American Standard, Inc. and American Standard International Inc. v. York International Corporation and York International, S.A. de C.V. was filed in the Federal District for the Western District of Wisconsin. American Standard, a competitor of ours, alleged that two component parts of three models of chillers manufactured by us infringe two patents held by American Standard. In September 2002, a jury found that both patents were invalid, resulting in a finding that we had no liability to American Standard. American Standard filed a post-trial motion asking the judge to overturn the jury's finding of invalidity with respect to one of the patents. On December 18, 2002, the judge denied American Standard's motion. The judge also awarded us reasonable attorneys' fees for defending the matter, which have not been quantified. Although American Standard can appeal the judge's holdings, we do not believe that any subsequent activities in this case will significantly affect our financial position or future earnings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to our security holders during the fourth quarter of 2002.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock trades on the New York Stock Exchange under the symbol "YRK." On March 7, 2003, we had 5,130 holders of record of our common stock.

TRADING AND DIVIDEND INFORMATION

The high and low sales prices for which our common stock traded and the dividends declared in each quarterly period within 2002 and 2001 are as follows:

                                                          DIVIDENDS
                                  HIGH          LOW        DECLARED
-------------------------------------------------------------------
2002
Fourth quarter                $   29.66      $  21.35      $   0.15
Third quarter                     34.84         27.18          0.15
Second quarter                    39.08         32.60          0.15
First quarter                     38.68         31.35          0.15

2001
Fourth quarter                $   39.99      $  27.02      $   0.15
Third quarter                     40.00         27.13          0.15
Second quarter                    36.79         26.65          0.15
First quarter                     33.30         27.10          0.15
-------------------------------------------------------------------

The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as our profitability, financial condition, cash requirements, and future prospects and limitations imposed by our credit agreements.

ITEM 6.  SELECTED FINANCIAL DATA.

Information contained under the caption "Five Year Summary of Selected Financial Data" on page 2 of the Annual Financial Statements and Review of Operations is incorporated herein by reference in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 to 14 of the Annual Financial Statements and Review of Operations is incorporated herein by reference in response to this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations, Market Risk," on pages 9 to 11 of the Annual Financial Statements and Review of Operations is incorporated herein by reference in response to this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements for York International Corporation and Subsidiaries are contained on pages 16 to 42 of the Annual Financial Statements and Review of Operations and Summary of Quarterly Results (unaudited) are contained on page 43 of the Annual Financial Statements and Review of Operations and are incorporated herein by reference in response to this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information contained under the caption "Election of Directors" in our definitive 2003 Proxy Statement is incorporated herein by reference in response to this item. See Item 1 above for information concerning executive officers.

ITEM 11. EXECUTIVE COMPENSATION.

Information contained under the caption "Executive Compensation" in our definitive 2003 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information contained under the captions "Election of Directors", "Executive Compensation", and "Ownership of Common Stock" in our definitive 2003 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information contained under the caption "Ownership of Common Stock" in our definitive 2003 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 14. CONTROLS AND PROCEDURES.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)(1) The following financial statements of York International Corporation and subsidiaries are incorporated herein by reference to pages 16 to 42 of the Annual Financial Statements and Review of Operations:

         Consolidated Balance Sheets - as of December 31, 2002 and 2001 Consolidated Statements of Operations - years ended December 31, 2002, 2001, and 2000
         Consolidated Statements of Comprehensive (Loss) Income - years ended December 31, 2002, 2001, and 2000
         Consolidated Statements of Cash Flows - years ended December 31, 2002, 2001, and 2000
         Consolidated Statements of Stockholders' Equity - years ended December 31, 2002, 2001, and 2000
         Notes to Consolidated Financial Statements

     (2) The following financial statement schedule for York International Corporation and subsidiaries is included herein:

         II Valuation and Qualifying Accounts - years ended December 31, 2002, 2001, and 2000;
         (Page 25 of Form 10-K)

         All other schedules are omitted as they are not applicable.

         Independent Auditors' Report Covering Financial Statement Schedule; (Page 24 of Form 10-K)

     (3) The exhibits filed in response to Item 601 of Regulation S-K are as follows:

EXHIBIT
NUMBER
------
  3.1      Amended and Restated Certificate of Incorporation of Registrant
           (Incorporated by reference to Exhibit 4.1 to the Registrant's
           Registration Statement on Form S-3, File No. 33-91292, filed on
           June 7, 1995)

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

  4.4      364-Day Credit Agreement, dated as of May 29, 2002, among York
           International Corporation as borrower, the initial lenders named therein, as initial lenders, Citibank, N.A., as administrative agent for the lenders, JP Morgan Chase Bank, as syndication agent, Bank of Tokyo-Mitsubishi, Fleet National Bank and Nordea Bank Finland PLC, as documentation agents, and JP Morgan Securities, Inc. and Salomon
           Smith Barney Inc., as joint lead arrangers and joint book managers.
           (Incorporated by reference to Exhibit 4.1 to Registrant's Form 10-Q for the quarter ended June 30, 2002, File No. 1-10863)

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

  4.6      Amendment No. 1 to the Five Year Credit Agreement, dated as of
           May 29, 2002, among York International Corporation, the lenders named therein, as lenders, and Citibank, N.A., as administrative agent for the lenders. (Incorporated by reference to Exhibit
           4.2 to Registrant's Form 10-Q for the quarter ended June 30,
           2002, File No. 1-10863)

  4.7      Receivables Purchase Agreement, dated as of December 21, 2001, among
           York Receivables Funding LLC, York International Corporation, as
           Servicer, The Members of Various Purchaser Groups From Time to Time
           Party Hereto and PNC Bank, National Association, as Administrator
           (Incorporated by reference to Exhibit 4.6 to Registrant's Annual
           Report on Form 10-K for the year ended December 31, 2001, File No.
           1-10863)

  4.8      Purchase and Sale Agreement, dated as of December 21, 2001, between
           York International Corporation and Bristol Compressors, Inc., as originators, and York Receivables Funding LLC (Incorporated by reference to Exhibit 4.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-10863)

*10.1      Registrant's Amended and Restated 1992 Omnibus Stock Plan
           (Incorporated by reference to Exhibit 10.1 to Registrant's Annual
           Report on Form 10-Q for the quarter ended March 31, 1997, File No.
           1-10863)

*10.2      Amendment No. 1 to the York International Corporation Amended and
           Restated 1992 Omnibus Stock Plan, dated February 16, 1999
           (Incorporated by reference to Exhibit 10.15 to the Registrant's
           Annual Report on Form 10-K for the year ended December 31, 1998, File
           No. 1-10863)

*10.3      York International Corporation Amended and Restated 2002 Omnibus
           Stock Plan, effective as of May 23, 2002, as amended and restated May
           31, 2002 (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June
           30, 2002, File No. 1-10863)

*10.4 York International Corporation 2002 Incentive Compensation Plan, effective as of January 1, 2002 (Incorporated by reference to Exhibit
           10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-10863)

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

*10.16     Form of Amendment No. 1 to Severance Agreement between the
           Registrant and certain of its key executives. (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No.
           1-10863)

*10.17     Form of Amendment No. 1 to Employment Agreement between the
           Registrant and certain of its key executives. (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No.
           1-10863)

*10.18     Settlement Agreement between the Registrant and Ole Andersen dated
           November 22, 2002 (filed herewith).

*10.19     Employment Agreement between York International Corporation and Kam
           Leong, dated December 29, 1999 (filed herewith).

 12        Statement re: Computation of Ratio of Earnings to Fixed Charges
           (filed herewith)

 13        Annual Financial Statements and Review of Operations with
           Accountants' Certificate (filed herewith)

 21        Subsidiaries of the Registrant (filed herewith)

 23        Accountants' Consent (filed herewith)

 24        Power of Attorney (filed herewith)

 99.1      Certification of the Chief Executive Officer of York International
           Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
           (filed herewith)

 99.2      Certification of the Chief Financial Officer of York International
           Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
           (filed herewith)

  * Required to be Filed as management contracts, compensatory plans, or arrangements required to be identified pursuant to Item 14(c) of the registrant's report on Form 10-K.

  (b) No reports on Form 8-K have been filed during the last quarter of fiscal 2002.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     YORK INTERNATIONAL CORPORATION

                                     /S/ Michael R. Young
                                     -------------------------------------------
                                                 MICHAEL R. YOUNG
                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: March 7, 2003

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 7th day of March 2003.

       SIGNATURE                                                  TITLE
       ---------                                                  -----
/S/ Michael R. Young                                 President and Chief Executive Officer
-------------------------------------                (Principal Executive Officer)
       MICHAEL R. YOUNG

/S/ C. David Myers                                   Executive Vice President and Chief Financial Officer
-------------------------------------                (Principal Financial Officer)
       C. DAVID MYERS

/S/ David R. Heck                                    Controller
-------------------------------------                (Principal Accounting Officer)
       DAVID R. HECK

       DIRECTORS

       *
-------------------------------------
       GERALD C. MCDONOUGH

       *
-------------------------------------
       W. MICHAEL CLEVY

       *
-------------------------------------
       MALCOLM W. GAMBILL

       *
-------------------------------------
       J. RODERICK HELLER, III

       *
-------------------------------------
       ROBERT F. B. LOGAN

       *
-------------------------------------
       PAUL J. POWERS

       *
-------------------------------------
       DONALD M. ROBERTS

       *
-------------------------------------
       JAMES A. URRY

/S/ Michael R. Young
-------------------------------------
       MICHAEL R. YOUNG

 * By /S/ Jane G. Davis
      ------------------------------
      JANE G. DAVIS
      ATTORNEY-IN-FACT

CERTIFICATIONS

I, MICHAEL R. YOUNG, Chief Executive Officer of York International Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of York International Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

                                            /S/ Michael R. Young
                                  ---------------------------------------------
                                  Michael R. Young
                                  President and Chief Executive Officer

I, C. DAVID MYERS, Chief Financial Officer of York International Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of York International Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

                                         /S/ C. David Myers
                           ----------------------------------------------------
                           C. David Myers
                           Executive Vice President and Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
York International Corporation:

Under date of February 14, 2003, we reported on the consolidated balance sheets of York International Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive
(loss) income, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 2002, as contained in the 2002 Annual Financial Statements and Review of Operations. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2002. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

KPMG LLP

Harrisburg, Pennsylvania
February 14, 2003

SCHEDULE II

YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

(in thousands)

             COLUMN A:                             COLUMN B:       COLUMN C:         COLUMN D:          COLUMN E:
                                                   BALANCE AT      ADDITIONS                            BALANCE AT
                                                   BEGINNING       COSTS AND                             CLOSE OF
             DESCRIPTION                           OF PERIOD       EXPENSES          DEDUCTIONS           PERIOD
------------------------------------------------------------------------------------------------------------------
2002
             Allowance for doubtful receivables   $   25,675        18,587            16,316           $    27,946
             Warranties                           $   87,883        64,887            64,830           $    87,940

2001
             Allowance for doubtful receivables   $   24,551         7,847             6,723           $    25,675
             Warranties                           $   86,710        74,254            73,081           $    87,883

2000
             Allowance for doubtful receivables   $   31,342         9,004            15,795           $    24,551
             Warranties                           $   90,782        59,453            63,525           $    86,710
------------------------------------------------------------------------------------------------------------------

EXHIBIT                                                                               PAGE
NUMBER                          EXHIBIT INDEX                                        NUMBER
------                          -------------                                        ------
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

  4.4      364-Day Credit Agreement, dated as of May 29, 2002, among York
           International Corporation as borrower, the initial lenders named therein, as initial lenders, Citibank, N.A., as administrative agent for the lenders, JP Morgan Chase Bank, as syndication agent, Bank of Tokyo-Mitsubishi, Fleet National Bank and Nordea Bank Finland PLC, as documentation agents, and JP Morgan Securities, Inc. and Salomon
           Smith Barney Inc., as joint lead arrangers and joint book managers.
           (Incorporated by reference to Exhibit 4.1 to Registrant's Form 10-Q for the quarter ended June 30, 2002, File No. 1-10863)

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

  4.6 Amendment No. 1 to the Five Year Credit Agreement, dated as of May 29, 2002, among York International Corporation, the lenders named therein, as lenders, and Citibank, N.A., as administrative agent for the lenders. (Incorporated by reference to Exhibit 4.2 to Registrant's Form 10-Q for the quarter ended June 30, 2002, File No. 1-10863)

                                                                                      PAGE
                                                                                     NUMBER
                                                                                     ------
  4.7      Receivables Purchase Agreement, dated as of December 21, 2001, among
           York Receivables Funding LLC, York International Corporation, as
           Servicer, The Members of Various Purchaser Groups From Time to Time
           Party Hereto and PNC Bank, National Association, as Administrator
           (Incorporated by reference to Exhibit 4.6 to Registrant's Annual
           Report on Form 10-K for the year ended December 31, 2001, File No.
           1-10863)

  4.8      Purchase and Sale Agreement, dated as of December 21, 2001, between
           York International Corporation and Bristol Compressors, Inc., as originators, and York Receivables Funding LLC (Incorporated by reference to Exhibit 4.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-10863)

*10.1      Registrant's Amended and Restated 1992 Omnibus Stock Plan
           (Incorporated by reference to Exhibit 10.1 to Registrant's Annual
           Report on Form 10-Q for the quarter ended March 31, 1997, File No.
           1-10863)

*10.2      Amendment No. 1 to the York International Corporation Amended and
           Restated 1992 Omnibus Stock Plan, dated February 16, 1999
           (Incorporated by reference to Exhibit 10.15 to the Registrant's
           Annual Report on Form 10-K for the year ended December 31, 1998, File
           No. 1-10863)

*10.3      York International Corporation Amended and Restated 2002 Omnibus
           Stock Plan, effective as of May 23, 2002, as amended and restated May
           31, 2002 (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June
           30, 2002, File No. 1-10863)

*10.4 York International Corporation 2002 Incentive Compensation Plan, effective as of January 1, 2002 (Incorporated by reference to Exhibit
           10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-10863)

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

*10.10 Employment Agreement between York International Corporation and C. David Myers, dated

                                                                                      PAGE
                                                                                     NUMBER
                                                                                     ------
           March 23, 2000 (Incorporated by reference to Exhibit 10.15 to
           Registrant's Annual Report on Form 10-K for the year ended December
           31, 2000, File No. 1-10863)

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

*10.16     Form of Amendment No. 1 to Severance Agreement between the
           Registrant and certain of its key executives. (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly
           Report on Form 10-Q for the quarter ended June 30, 2002, File
           No. 1-10863)

*10.17     Form of Amendment No. 1 to Employment Agreement between the
           Registrant and certain of its key executives. (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly
           Report on Form 10-Q for the quarter ended June 30, 2002, File
           No. 1-10863)

*10.18     Settlement Agreement between the Registrant and Ole Andersen dated
           November 22, 2002 (filed herewith).

*10.19     Employment Agreement between York International Corporation and Kam
           Leong, dated December 29, 1999 (filed herewith).

 12        Statement re: Computation of Ratio of Earnings to Fixed
           Charges (filed herewith)

 13        Annual Financial Statements and Review of Operations with
           Accountants' Certificate (filed herewith)

 21        Subsidiaries of the Registrant (filed herewith)

 23        Accountants' Consent (filed herewith)

 24        Power of Attorney (filed herewith)

                                                                                      PAGE
                                                                                     NUMBER
                                                                                     ------
 99.1      Certification of the Chief Executive Officer of York
           International Corporation pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002 (filed herewith)

 99.2      Certification of the Chief Financial Officer of York
           International Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

  * Required to be Filed as management contracts, compensatory plans, or arrangements required to be identified pursuant to Item 14(c) of the registrant's report on Form 10-K.