Form 10-Q
period 2003-03-31
YORK INTERNATIONAL CORP /DE/
filed 2003-05-13
CIK 842662

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                                       Yes  [X]            No  [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                             Outstanding at May 13, 2003
          -----                             ---------------------------
Common Stock, par value $.005                    39,655,465 shares

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                      INDEX

                                                                                          Page No.
                                                                                          --------
PART I.  FINANCIAL INFORMATION

  Item 1.         Financial Statements

                  Consolidated Condensed Statements of Operations - (unaudited)
                  Three Months Ended March 31, 2003 and 2002                                 3

                  Consolidated Condensed Balance Sheets -
                  March 31, 2003 (unaudited) and December 31, 2002                           4

                  Consolidated Condensed Statements of Cash Flows - (unaudited)
                  Three Months Ended March 31, 2003 and 2002                                 5

                  Supplemental Notes to Consolidated Condensed
                  Financial Statements (unaudited)                                           6

  Item 2.         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                             16

  Item 3.         Quantitative and Qualitative Disclosures About Market Risk                21

  Item 4.         Controls and Procedures                                                   22

PART II.  OTHER INFORMATION

  Item 1.         Legal Proceedings                                                         23

  Item 2.         Changes in Securities                                                     23

  Item 3.         Defaults Upon Senior Securities                                           23

  Item 4.         Submission of Matters to a Vote of Security Holders                       23

  Item 5.         Other Information                                                         23

  Item 6.         Exhibits and Reports on Form 8-K                                          23

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Condensed Statements of Operations (unaudited)
(in thousands, except per share data)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                 ------------------------------
                                                                                    2003                 2002
                                                                                 ---------            ---------
Net sales                                                                        $ 868,357            $ 841,532
Cost of goods sold                                                                (708,257)            (691,535)
                                                                                 ---------            ---------
            Gross profit                                                           160,100              149,997
Selling, general, and administrative expenses                                     (149,032)            (140,582)
Restructuring and other charges, net                                               (16,094)              (2,730)
                                                                                 ---------            ---------
            (Loss) income from operations                                           (5,026)               6,685
Interest expense, net                                                              (12,016)             (12,713)
Loss on divestiture                                                                     --              (10,683)
Equity in earnings of affiliates                                                     1,088                  570
                                                                                 ---------            ---------
            Loss before income taxes and cumulative effect
               of a change in accounting principle                                 (15,954)             (16,141)
Benefit for income taxes                                                             2,318                1,396
                                                                                 ---------            ---------
            Loss before cumulative effect of
               a change in accounting principle                                    (13,636)             (14,745)
Cumulative effect of a change in accounting
    principle                                                                           --             (179,436)
                                                                                 ---------            ---------
            Net loss                                                             $ (13,636)           $(194,181)
                                                                                 =========            =========
Basic and diluted loss per share:
    Loss before cumulative effect of
       a change in accounting principle                                          $   (0.34)           $   (0.38)
    Cumulative effect of a change in
       accounting principle                                                             --                (4.57)
                                                                                 =========            =========
    Net loss                                                                     $   (0.34)           $   (4.95)
                                                                                 =========            =========
Cash dividends per share                                                         $    0.15            $    0.15
                                                                                 =========            =========
Weighted average common shares and common equivalents outstanding:
            Basic and diluted                                                       39,623               39,253

See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(in thousands)

                                                                                MARCH 31, 2003            DECEMBER 31,
                                                                                  (UNAUDITED)                 2002
                                                                                --------------            ------------
ASSETS

Current assets:
    Cash and cash equivalents                                                      $   49,705              $   92,940
    Receivables, net                                                                  637,154                 627,067
    Inventories
       Raw material                                                                   143,077                 126,227
       Work in process                                                                134,955                 116,784
       Finished goods                                                                 226,964                 230,768
                                                                                   ----------              ----------
          Total inventories                                                           504,996                 473,779
    Prepayments and other current assets                                              100,376                  81,461
                                                                                   ----------              ----------
       Total current assets                                                         1,292,231               1,275,247
Deferred income taxes                                                                  63,125                  69,696
Investments in affiliates                                                              29,981                  29,389
Property, plant, and equipment, net                                                   486,346                 500,318
Goodwill                                                                              508,916                 504,963
Intangibles, net                                                                       32,318                  32,000
Deferred charges and other assets                                                      97,079                  94,509
                                                                                   ----------              ----------
       Total assets                                                                $2,509,996              $2,506,122
                                                                                   ==========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable and current portion of long-term debt                            $   32,513              $   32,709
    Accounts payable and accrued expenses                                             786,281                 768,748
    Income taxes                                                                       31,518                  37,202
                                                                                   ----------              ----------
       Total current liabilities                                                      850,312                 838,659
Long-term warranties                                                                   46,298                  44,748
Long-term debt                                                                        616,770                 618,224
Postretirement and postemployment benefits                                            250,608                 244,522
Other long-term liabilities                                                            74,686                  77,155
                                                                                   ----------              ----------
       Total liabilities                                                            1,838,674               1,823,308
Stockholders' equity                                                                  671,322                 682,814
                                                                                   ----------              ----------
       Total liabilities and stockholders' equity                                  $2,509,996              $2,506,122
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

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (unaudited)
(in thousands)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                -----------------------------
                                                                                  2003                 2002
                                                                                ---------           ---------
Cash flows from operating activities:
    Net loss                                                                    $ (13,636)          $(194,181)
    Adjustments to reconcile net loss to net
       cash provided (used) by operating activities:
          Cumulative effect of a change in accounting principle                        --             179,436
          Depreciation and amortization of property, plant, and equipment          16,326              14,911
          Amortization of deferred charges and intangibles                            882                 743
          Provision for doubtful receivables                                        2,859               7,604
          Effect of non-cash charges                                               15,234               1,631
          Loss on divestiture                                                          --              10,683
          Deferred income taxes                                                     6,829              11,759
          Loss on sale of fixed assets                                                262               1,992
          Other                                                                      (869)               (120)
          Change in assets and liabilities net of effects from
            acquisitions and divestitures:
               Receivables, net                                                    18,951              (8,995)
               Inventories                                                        (31,764)             (1,482)
               Prepayments and other current assets                               (18,180)            (12,651)
               Accounts payable and accrued expenses                               16,069             (47,387)
               Income taxes                                                        (5,461)             15,851
               Other long-term assets and liabilities                               2,250                (633)
                                                                                ---------           ---------
            Net cash provided (used) by operating activities                        9,752             (20,839)
                                                                                ---------           ---------
Cash flows from investing activities:
    Purchases of other companies, net of cash acquired                               (325)             (2,248)
    Proceeds from divestiture, net                                                     --              12,071
    Capital expenditures                                                          (15,191)            (16,252)
    Proceeds from sale of fixed assets                                                 95                  10
                                                                                ---------           ---------
            Net cash used by investing activities                                 (15,421)             (6,419)
                                                                                ---------           ---------
Cash flows from financing activities:
    Net proceeds from short-term debt                                                 990                 838
    Net proceeds of commercial paper borrowings                                        --              23,355
    Proceeds from credit agreement                                                 95,000                  --
    Payment of senior notes                                                      (100,000)                 --
    Net proceeds (payments) on other long-term debt                                 3,394              (1,946)
    Reduction in sale of receivables                                              (31,000)                 --
    Common stock issued                                                                94               1,876
    Treasury stock purchases                                                           (5)                 --
    Dividends paid                                                                 (5,948)             (5,892)
                                                                                ---------           ---------
            Net cash (used) provided by financing activities                      (37,475)             18,231
                                                                                ---------           ---------
Effect of exchange rate changes on cash and cash equivalents                          (91)                 26
                                                                                ---------           ---------
            Net decrease in cash and cash equivalents                             (43,235)             (9,001)
Cash and cash equivalents at beginning of period                                   92,940              39,434
                                                                                ---------           ---------
Cash and cash equivalents at end of period                                      $  49,705           $  30,433
                                                                                =========           =========

See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Supplemental Notes To Consolidated Condensed Financial Statements (unaudited)

(1)   FINANCIAL STATEMENTS

      The consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. We believe that the information presented is not misleading and the disclosures are adequate. In our opinion, our consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2003 and December 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

      Effective January 1, 2003, we consolidated our former York Refrigeration Group and Engineered Systems Group segments and reorganized management of the combined business. Our new organization is being reported in three groups, consisting of: Global Applied, Unitary Products Group, and Bristol Compressors. The Global Applied business is comprised of three geographic regions: the Americas; Europe, Middle East, and Africa (EMEA); and Asia.

(2)   RECEIVABLES, NET

      Pursuant to the terms of an annually renewable revolving facility, we sell certain of our trade receivables to a wholly-owned, consolidated subsidiary, York Receivables Funding LLC (YRFLLC). In turn, YRFLLC sells, on a revolving basis, undivided ownership interest in the purchased trade receivables to bank administered asset-backed commercial paper vehicles. In April 2003, we amended the facility, reducing it from $175 million to $150 million. We continue to service sold trade receivables. No servicing asset or liability has been recognized as our cost to service sold trade receivables approximates the servicing income.

      In accordance with the facility, YRFLLC has sold $124 million and $155 million of an undivided interest in trade receivables as of March 31, 2003 and December 31, 2002, respectively. The proceeds from the sale were reflected as a reduction of receivables in our consolidated condensed balance sheets as of March 31, 2003 and December 31, 2002. The discount rate on trade receivables sold was 1.28% and 1.40% as of March 31, 2003 and December 31, 2002, respectively.

(3)   GOODWILL

      On January 1, 2002 we adopted Statement of Financial Accounting Standards
      (SFAS) No. 142, "Goodwill and Other Intangible Assets." Upon adoption, we were required to perform a transitional goodwill impairment test as of January 1, 2002. We completed the transitional goodwill impairment test during the second quarter of 2002. The transitional impairment analysis indicated an impairment existed in one of our reporting units. The projected financial performance of the former York Refrigeration Group, which included the entities acquired in the Sabroe acquisition, was insufficient to support the related goodwill. We employed a third-party appraisal firm to determine the fair value of the reporting unit as well as the reporting unit's property, plant, and equipment and intangibles. As a result, we recognized a non-cash transitional goodwill impairment charge of $179.4 million. As required, the transitional goodwill impairment charge was recorded as a cumulative effect of a change in accounting principle in our consolidated condensed statement of operations as of January 1, 2002.

      The changes in the carrying amount of goodwill for the three months ended March 31, 2003 by segment, are as follows (in thousands):


                                                              NET                FOREIGN
                                     BALANCE AS OF          GOODWILL             CURRENCY          BALANCE AS OF
                                     DEC. 31, 2002          ACQUIRED            FLUCTUATION        MARCH 31, 2003
                                     -------------          --------            -----------        --------------
Global Applied:
    Americas                           $ 92,464             $     --                    82             $ 92,546
    EMEA                                107,873                   (4)                2,812              110,681
    Asia                                107,873                1,027              $     36              108,936
                                       --------             --------              --------             --------
                                        308,210                1,023                 2,930              312,163
Unitary Products Group                  140,440                   --                    --              140,440
Bristol Compressors                      56,313                   --                    --               56,313
                                       --------             --------              --------             --------
                                       $504,963             $  1,023              $  2,930             $508,916
                                       ========             ========              ========             ========


(4)   INTANGIBLES, NET

      The following table summarizes the major intangible asset classes subject to amortization included in our consolidated condensed balance sheets as of March 31, 2003 and December 31, 2002 (in thousands):

                                         GROSS CARRYING           ACCUMULATED             NET CARRYING
March 31, 2003                               AMOUNT               AMORTIZATION               AMOUNT
--------------                           --------------           ------------            -------------
Trade names and trademarks                   $35,907                 $ 4,877                 $31,030
Other                                          2,097                     809                   1,288
                                             -------                 -------                 -------
                                             $38,004                 $ 5,686                 $32,318
                                             =======                 =======                 =======

December 31, 2002

Trade names and trademarks                   $35,693                 $ 4,375                 $31,318
Other                                          1,448                     766                     682
                                             -------                 -------                 -------
                                             $37,141                 $ 5,141                 $32,000
                                             =======                 =======                 =======

      Amortization expense for trade names and trademarks and other intangible assets for the three months ended March 31, 2003 and 2002 was $0.5 million and $0.3 million, respectively.

      The following table estimates the amount of amortization expense for trade names and trademarks and other intangible assets for the remainder of 2003 and each of the fiscal years indicated (in thousands):

2003 (April 1 - December 31)                                             $ 1,079
2004                                                                       1,430
2005                                                                       1,406
2006                                                                       1,404
2007                                                                       1,304
Thereafter                                                                25,695
                                                                         -------
                                                                         $32,318
                                                                         =======

(5)   NOTES PAYABLE AND LONG-TERM DEBT

      As of March 31, 2003 and December 31, 2002, our borrowings consisted of senior notes and various other bank and term loans. In March 2003, we amended our Five Year Credit Agreement and renewed our 364-Day Credit Agreement at a $200 million level. We have available a $400 million Five Year Credit Agreement, which expires on May 29, 2006, and a $200 million 364-Day Credit Agreement, which expires on March 13, 2004 (collectively, the Agreements). As of December 31, 2002, we had available the $400 million Five Year Credit Agreement and a $300 million 364-Day Credit Agreement. As of March 31, 2003, $95 million was outstanding under the Agreements. No amounts were outstanding under the Agreements as of December 31, 2002.

      The $400 million Five Year Credit Agreement provides for borrowings at the London InterBank Offering Rate (LIBOR) plus 1.175% or 1.375%, and the $200 million 364-Day Credit Agreement provides for borrowings at LIBOR plus 1.225% or 1.375%, based on the amount of facility utilization. We pay annual fees of 0.20% on the $400 million facility and 0.15% on the $200 million facility. The Agreements allow for borrowings at specified bid rates. As of March 31, 2003 and December 31, 2002, the three-month LIBOR rate was 1.29% and 1.38%, respectively. The Agreements contain financial covenants requiring us to maintain certain financial ratios and standard provisions limiting leverage and liens. We were in compliance with these financial covenants as of March 31, 2003 and December 31, 2002.

      We have additional unused annually renewable domestic bank lines that provide for total borrowings of up to $75 million and $50 million as of March 31, 2003 and December 31, 2002, respectively. Our non-U.S. subsidiaries maintain bank credit facilities in various currencies that provide for total borrowings of $347.3 million and $384.5 million as of March 31, 2003 and December 31, 2002, respectively. As of March 31, 2003 and December 31, 2002, $30.1 million and $28.4 million, respectively, were outstanding under the non-U.S. facilities, with remaining availability of $256.6 million and $282.5 million, respectively, after bank guarantee and letters of credit usage.

      Notes payable and long-term debt consist of (in thousands):


                                                                                MARCH 31,           DECEMBER 31,
                                                                                  2003                  2002
                                                                                ---------           ------------
Notes payable and current portion of long-term debt:
    Bank loans (primarily foreign currency)                                     $  30,351            $  29,361
    Current portion of long-term debt                                               2,162                3,348
                                                                                ---------            ---------
       Total                                                                    $  32,513            $  32,709
                                                                                =========            =========
Long-term debt:
    Domestic bank lines at an average rate of 2.01% in 2003                     $   4,800            $      --
    Five Year Credit Agreement at an average rate of 2.35% in 2003                 95,000                   --
    Senior notes, 6.75% interest, due March 2003                                       --              100,000
    Senior notes, 6.625% interest, due August 2006                                200,000              200,000
    Senior notes, 6.70% interest, due June 2008                                   200,000              200,000
    Senior notes, 5.80% interest, due November 2012                               100,000              100,000
    Other (primarily foreign bank loans) at an average
       rate of 6.61% in 2003 and 6.64% in 2002                                     19,132               21,572
                                                                                ---------            ---------
       Total                                                                      618,932              621,572
Less current portion                                                               (2,162)              (3,348)
                                                                                ---------            ---------
Noncurrent portion                                                              $ 616,770            $ 618,224
                                                                                =========            =========

(6)   GUARANTEES

      In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation elaborates on the disclosures to be made in our interim and annual financial statements about obligations under certain guarantees. Effective January 1, 2003, it requires us to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The interpretation did not have a material impact to our consolidated condensed financial statements.

      We issue various types of guarantees in the normal course of business. As of March 31, 2003, we have the following guarantees outstanding (in thousands):

Standby letters of credit and surety bonds                              $ 89,335
Performance guarantees                                                   127,037
Commercial letters of credit                                              13,070
Guarantee of affiliate debt                                               30,000

         Changes in our warranty liability for the three months ended March 31, 2003 are as follows (in thousands):

    BALANCE                  PAYMENTS                ACCRUALS FOR               BALANCE
     AS OF                  MADE UNDER                WARRANTIES                 AS OF
 DEC. 31, 2002              WARRANTIES                  ISSUED               MARCH 31, 2003
----------------         ----------------          ----------------         ----------------
   $87,940                   $13,156                    $15,684                 $90,468

(7)   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

      During the three months ended March 31, 2003, certain commodity hedges were discontinued. The discontinuance of these cash flow hedges did not result in any significant gains or losses. Recognized gains or losses for the three months ended March 31, 2003 and 2002 as a result of the discontinuance of currency cash flow hedges were immaterial.

      Currency Rate Hedging

      We manufacture and sell our products in a number of countries throughout the world, and therefore, are exposed to movements in various currencies against the U.S. dollar and against the currencies in which we manufacture. Through our currency hedging activities, we seek to minimize the risk that cash flows resulting from the sale of products, manufactured in a currency different from the currency used by the selling subsidiary, will be affected by changes in foreign currency exchange rates. Foreign currency derivative instruments (forward contracts and purchased option contracts) are matched to the underlying foreign currency exposures and are executed to minimize foreign exchange transaction costs.

      As of March 31, 2003, we forecasted that $0.4 million of net gains in accumulated other comprehensive losses will be reclassified into earnings within the next twelve months.

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

      As of March 31, 2003, we forecasted that $0.5 million of net losses in accumulated other comprehensive losses will be reclassified into earnings within the next twelve months.

      Interest Rate Hedging

      We manage our interest rate risk by entering into both fixed and variable rate debt. In addition, we enter into interest rate swap contracts in order to achieve a balanced mix of fixed and variable rate indebtedness.

      As of March 31, 2003, we had interest rate swap contracts to pay variable interest, based on the six-month LIBOR rate, and receive a fixed rate of interest of 6.625% on a notional amount of $100 million. As of March 31, 2003, the fair value of these swap contracts was an unrealized gain of $9.7 million. We have designated our outstanding interest rate swap contracts as fair value hedges of an underlying fixed rate debt obligation. The fair value of these contracts is recorded in other long-term assets or liabilities with a corresponding increase or decrease in the fixed rate debt obligation. The change in fair values of both the fair value hedge instruments and the underlying debt obligations are recorded as equal and offsetting unrealized gains and losses in the interest expense component of the consolidated condensed statements of operations. All existing fair value hedges are determined to be 100% effective under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As a result, there is no impact on current earnings resulting from hedge ineffectiveness.

(8)   COMPREHENSIVE LOSS

      Comprehensive loss is determined as follows (in thousands):

                                                         THREE MONTHS ENDED MARCH 31,
                                                        ------------------------------
                                                           2003                2002
                                                        ---------            ---------
Net loss                                                $ (13,636)           $(194,181)
Other comprehensive income (loss):
    Foreign currency translation adjustment                 7,731                7,963
    Cash flow hedges:
       Reclassification adjustment, net of tax               (611)               1,232
       Net derivative income, net of tax                      848                3,712
                                                        ---------            ---------
Comprehensive loss                                      $  (5,668)           $(181,274)
                                                        =========            =========

(9)   STOCKHOLDERS' EQUITY

      The following table summarizes our stockholders' equity as of March 31, 2003 and December 31, 2002 (in thousands, except per share data):

                                                                       MARCH 31,               DECEMBER 31,
                                                                         2003                      2002
                                                                       ---------                ---------
Common stock $.005 par value; 200,000 shares authorized;
    issued 45,820 shares at March 31, 2003
    and December 31, 2002                                              $     229                $     229
Additional paid-in capital                                               726,973                  727,031
Retained earnings                                                        307,592                  327,176
Accumulated other comprehensive losses                                  (134,376)                (142,344)
Treasury stock, at cost; 6,165 shares at March 31, 2003
    and 6,169 shares at December 31, 2002                               (228,444)                (228,591)
Unearned compensation                                                       (652)                    (687)
                                                                       ---------                ---------
Total stockholders' equity                                             $ 671,322                $ 682,814
                                                                       =========                =========

(10)  STOCK-BASED COMPENSATION

      We apply the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock-based compensation plans. Accordingly, no compensation expense has been recognized for the stock-based compensation plans other than for restricted stock and performance-based awards. Had compensation expense for all stock and employee stock purchase plans been determined based upon the fair value at the grant date+ for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, our net loss and loss per share would have been adjusted to the pro forma amounts as follows (in thousands, except per share data):

                                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                           ----------------------------------
                                                                                             2003                     2002
                                                                                           ---------                ---------
Net loss - as reported                                                                     $ (13,636)               $(194,181)
Add: Stock-based employee compensation expense included in reported
    net loss, net of related tax effects                                                          22                       12
Deduct: Total stock-based employee compensation expense determined
    under fair value based method for all awards, net of related tax effects                  (2,190)                  (2,058)
                                                                                           ---------                ---------
Pro forma net loss                                                                           (15,804)                (196,227)
                                                                                           =========                =========
Basic and diluted loss per share
    As reported                                                                                (0.34)                   (4.95)
    Pro forma                                                                                  (0.40)                   (5.00)

      Pro forma net loss and loss per share reflect only stock options granted after 1994. Therefore, the full impact of calculating compensation expense under SFAS No. 123 for stock options is not reflected in the pro forma net loss and loss per share amounts presented above because compensation expense for stock options granted prior to January 1, 1995 is not considered. Since the determination of fair value of all stock options granted includes variable factors, including volatility, and additional stock option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects on reported net income and earnings per share for future years.

(11)  LOSS PER SHARE

      Net loss as set forth in the consolidated condensed statements of operations is used in the computation of basic and diluted loss per share. Our basic and diluted loss per share is based upon the weighted average common shares outstanding during the period. The computation of diluted loss per share excludes non-vested restricted shares and stock options of
      0.1 million and 0.6 million for the three months ended March 31, 2003 and 2002, respectively. These shares are excluded based on their antidilutive effect as a result of our net loss for the three months ended March 31, 2003 and 2002.

(12)  SEGMENT INFORMATION

      Effective January 1, 2003, we consolidated our former York Refrigeration Group and Engineered Systems Group segments and reorganized management of the combined business. Our new organization is being reported in three groups, consisting of: Global Applied, Unitary Products Group, and Bristol Compressors. Prior year amounts were reclassified to conform to the current presentation.

      Global Applied produces and markets heating, ventilating, air conditioning, and refrigeration equipment and provides maintenance and service of equipment manufactured by us and by others. Types of equipment include air-cooled and water-cooled chillers, central air handling units, variable air volume units, screw and reciprocating compressors, condensers, evaporators, heat exchangers, process refrigeration systems, hygienic air distribution systems, gas compression systems, and control equipment to monitor and control the entire system. Heating and air conditioning solutions are provided for buildings ranging from small office buildings and fast food restaurants to large commercial and industrial complexes. Refrigeration systems are provided for industrial applications in the food, beverage, chemical, and petroleum industries. Cooling and refrigeration systems are also supplied for use on naval, commercial, and passenger vessels. The Global Applied business is comprised of three geographic regions: the Americas; Europe, Middle East, and Africa; and Asia.

      Unitary Products Group (UPG) produces heating and air conditioning solutions for buildings ranging from private homes and apartments to small commercial buildings. UPG products include ducted central air conditioning and heating systems (air conditioners, heat pumps, and furnaces), ductless mini-splits, and light commercial heating and cooling equipment.

      Bristol Compressors (Bristol) manufactures reciprocating and scroll compressors for our use and for sale to original equipment manufacturers and wholesale distributors.

      General corporate expenses and charges and other expenses are not allocated to the individual segments for management reporting. General corporate expenses include certain pension, medical, and insurance costs, corporate administrative costs, and other corporate costs. Charges and other expenses include restructuring and other charges, costs related to cost reduction actions, and costs related to a discontinued product line.

The table below represents our operating results and assets by segment (in thousands):

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------------
                                                                  2003                      2002
                                                                ---------                ---------
Net sales:
    Global Applied:
       Americas                                                 $ 297,413                $ 303,614
       EMEA                                                       262,052                  218,017
       Asia                                                        90,119                   80,701
       Intragroup sales                                           (40,366)                 (33,854)
                                                                ---------                ---------
                                                                  609,218                  568,478
    Unitary Products Group                                        163,542                  158,335
    Bristol Compressors                                           137,562                  155,956
    Eliminations(1)                                               (41,965)                 (41,237)
                                                                ---------                ---------
                                                                  868,357                  841,532
                                                                =========                =========
    (1)Eliminations include the following
          intersegment sales:
    Global Applied                                                    586                      758
    Unitary Products Group                                         12,689                   13,399
    Bristol Compressors                                            28,690                   27,080
                                                                ---------                ---------
    Eliminations                                                   41,965                   41,237
                                                                =========                =========
(Loss) income from operations:
    Global Applied:
       Americas                                                    (2,756)                   3,326
       EMEA                                                           589                    2,253
       Asia                                                         9,693                    6,983
                                                                ---------                ---------
                                                                    7,526                   12,562
    Unitary Products Group                                          8,220                   (2,440)
    Bristol Compressors                                            11,329                   16,335
    General corporate expenses, eliminations, and
       other non-allocated items                                  (14,115)                  (9,296)
    Charges and other expenses                                    (17,986)                 (10,476)
                                                                ---------                ---------
                                                                   (5,026)                   6,685
                                                                ---------                ---------
Equity in earnings of affiliates:
    Global Applied:
       EMEA                                                           415                      386
       Asia                                                           196                      160
                                                                ---------                ---------
                                                                      611                      546
    Bristol Compressors                                               477                       24
                                                                ---------                ---------
                                                                    1,088                      570
                                                                ---------                ---------
Interest expense, net                                             (12,016)                 (12,713)
                                                                ---------                ---------
Loss on divestiture                                                    --                  (10,683)
                                                                ---------                ---------
Loss before income taxes and cumulative effect
    of a change in accounting principle                           (15,954)                 (16,141)
Benefit for income taxes                                            2,318                    1,396
                                                                ---------                ---------
Loss before cumulative effect of
    a change in accounting principle                            $ (13,636)               $ (14,745)
                                                                =========                =========

                                                               MARCH 31, 2003              DEC. 31, 2002
                                                               --------------              -------------
Total assets:
    Global Applied:
       Americas                                                  $   674,868                $   683,138
       EMEA                                                          820,650                    831,662
       Asia                                                          322,226                    337,303
       Eliminations and other non-allocated assets                   (44,549)                   (51,570)
                                                                 -----------                -----------
                                                                   1,773,195                  1,800,533
    Unitary Products Group                                           433,140                    419,540
    Bristol Compressors                                              287,616                    264,111
    Eliminations and other non-allocated assets                       16,045                     21,938
                                                                 -----------                -----------
                                                                 $ 2,509,996                $ 2,506,122
                                                                 ===========                ===========

(13)  CHARGES TO OPERATIONS

      In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement addresses financial accounting and reporting for costs associated with exit or disposal activities initiated after December 31, 2002 and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under the statement, we recognize liabilities at fair value for costs associated with exit or disposal activities only when the liability is incurred.

      2003 Initiatives

      In 2003, we initiated actions to further reduce our overall cost structure and support the implementation of our new geographic organization. In addition to cost reductions associated with the consolidation of our former Engineered Systems Group and York Refrigeration Group segments, additional actions include the further reduction of manufacturing capacity, the elimination of certain product lines, and the exiting of several small, non-core businesses. We expect all actions to be completed by December 31, 2003.

      In the three months ended March 31, 2003, we incurred costs by segment as follows (in thousands):

Global Applied:
    Americas                                          $ 3,571
    EMEA                                               12,345
    Asia                                                2,070
                                                      -------
Total charges to operations, net                       17,986
Charges reflected in cost of goods sold                 1,892
                                                      -------
Restructuring and other charges, net                  $16,094
                                                      =======

      Charges included write-downs for the impairment of fixed assets and other assets relating to facilities to be closed or divested and other impaired assets. Severance and other accruals included planned reductions in workforce throughout the company.

      2000 and 2001 Initiatives

      In 2000, we initiated a cost reduction process, which included plant closures and divestitures, product line and facility rationalizations, selling, general, and administrative expense reductions, and other costs. In 2001, we expanded the scope of the cost reduction process to include additional plant closings and staff reductions. In the three months ended March 31, 2002, we recorded restructuring charges of $2.8 million, including $0.1 million charged to cost of goods sold, relating to the cost reduction process. As of December 31, 2002, all of the 2000 and 2001 actions were substantially complete. In the three months ended March 31, 2003, we incurred no restructuring charges related to the 2000 and 2001 initiatives.

      Detail of activity relating to the 2003 initiatives and the 2000 and 2001 initiatives in the three months ended March 31, 2003 is as follows:

                                   NON-CASH                              ACCRUALS
                                  WRITE-DOWNS                           ESTABLISHED        UTILIZED
                                   IN THREE                              IN THREE          IN THREE
                                    MONTHS                                MONTHS            MONTHS             REMAINING
                                    ENDED           ACCRUALS AT           ENDED              ENDED            ACCRUALS AT
                                   MARCH 31,          DEC. 31,           MARCH 31,          MARCH 31,           MARCH 31,
(in thousands)                       2003               2002               2003               2003               2003
                                   -------            -------            -------            -------            -------
Fixed asset write-downs            $13,330            $    --                $--                $--                $--
Inventory write-downs                1,892                 --                 --                 --                 --
Other asset write-downs                 12                 --                 --                 --                 --
Severance                               --              1,469              2,737              2,083              2,123
Contractual obligations                 --              1,654                 15                 41              1,628
Other                                   --                823                 --                 28                795
                                   -------            -------            -------            -------            -------
                                   $15,234            $ 3,946            $ 2,752            $ 2,152            $ 4,546
                                   =======            =======            =======            =======            =======

(14)  ACQUISITIONS AND DIVESTITURES

      In January 2002, we sold our air conditioning operations in Australia for $12.1 million. The sale resulted in a loss of $10.7 million.

(15)  NEW ACCOUNTING STANDARDS

      In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus requires an approach to determine whether we should divide an arrangement with multiple deliverables into separate units of accounting. The consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with earlier application permitted. The transition provisions of the consensus allow us to apply the consensus prospectively or as a cumulative effect of a change in accounting principle. The impact the consensus will have on our consolidated condensed financial statements has not been determined.

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." The interpretation addresses consolidation of variable interest entities which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or (2) the equity investors lack the essential characteristics of a controlling financial interest. The interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which we obtain an interest after that date. Beginning on July 1, 2003, it applies to variable interest entities in which we hold a variable interest that we acquired prior to February 1, 2003. We may apply the interpretation by restating previously issued financial statement for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The impact the interpretation will have on our consolidated condensed financial statements has not been determined.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CONSOLIDATED OPERATIONS

Net sales for the three months ended March 31, 2003 increased 3.2% to $868.4 million from $841.5 million for the same period in 2002. The favorable impact of the strengthening Euro and increased sales in Asia and Unitary Products Group were partially offset by lower shipment levels at Bristol Compressors. (See further discussion below under Segment Analysis.) For the three months ended March 31, 2003, net sales in the United States decreased 3.2% to $410.9 million and international net sales increased 9.6% to $457.5 million. Order backlog as of March 31, 2003 was $1,015.1 million compared to $961.5 million as of March 31, 2002 and $876.0 million as of December 31, 2002.

Gross profit increased 6.7% to $160.1 million (18.4% of net sales) in the three months ended March 31, 2003 as compared to $150.0 million (17.8% of net sales) in the same period of 2002. Gross profit increased due to improvements in production efficiency at the Unitary Products Group Wichita facility, reductions in operating expenses relating to the Wichita and Sparta relocations, and the impact of the strengthening Euro. These increases were partially offset by margin reductions as a result of reduced volumes and increased production costs at Bristol Compressors, and reduced equipment sales in the Americas.

Selling, general, and administrative (SG&A) expense increased 6.0% to $149.0 million (17.2% of net sales) in the three months ended March 31, 2003 from $140.6 million (16.7% of net sales) in the three months ended March 31, 2002. Increases resulted from the effect of strengthening European currencies and higher pension, medical, and insurance costs. SG&A expense for the three months ended March 31, 2002 included a write-off of a $5.9 million receivable related to a Unitary Products Group distributor that became insolvent.

In 2003, we initiated actions to further reduce our overall cost structure and support the implementation of our new geographic organization. In addition to cost reductions associated with the consolidation of our former Engineered Systems Group and York Refrigeration Group segments, additional actions include the further reduction of manufacturing capacity, the elimination of certain product lines, and the exiting of several small, non-core businesses. In the three months ended March 31, 2003, we recorded restructuring charges of $18.0 million relating to these actions, including $1.9 million charged to cost of goods sold. The charges in the three months ended March 31, 2003 included $15.2 million in write-downs of various assets and $2.8 million in accruals for severance and other costs.

In 2000, we initiated a cost reduction process, which included plant closures and divestitures, product line and facility rationalizations, SG&A expense reductions, and other costs. In 2001, we expanded the scope of the cost reduction process to include additional plant closings and staff reductions. In the three months ended March 31, 2002, we recorded charges to operations of $2.8 million related to these cost reduction actions, including $0.1 million charged to cost of goods sold. The charges in the three months ended March 31, 2002 included $1.6 million in write-downs of various assets and $1.2 million in accruals for severance and other costs. As of December 31, 2002, all of the 2000 and 2001 actions were substantially complete.

During the three months ended March 31, 2003, (loss) income from operations decreased to a loss of $5.0 million (-0.6% of net sales) from income of $6.7 million (0.8% of net sales) during the three months ended March 31, 2002. (See further discussion below under Segment Analysis.)

Net interest expense in the three months ended March 31, 2003 was $12.0 million compared to $12.7 million in the same period of 2002. The decreases resulted from lower average debt levels offset by slightly higher interest rates resulting from a larger percentage of fixed rate debt.

In January 2002, we sold our air conditioning operations in Australia for $12.1 million. The sale resulted in a loss of $10.7 million.

Equity in earnings of affiliates was $1.1 million during the three months ended March 31, 2003 as compared to $0.6 million during the three months ended March 31, 2002. The increase was primarily the result of improved performance of Scroll Technologies.

The income tax benefit of $2.3 million for the three months ended March 31, 2003 and $1.4 million for the three months ended March 31, 2002 relates to both U.S. and non-U.S. operations. The effective tax rate was a benefit of 14.5% in the three months ended March 31, 2003 as compared to 8.6% in the three months ended March 31, 2002. The increased benefit resulted from the tax effect of the divestiture in 2002, partially offset by tax benefits associated with specific restructuring actions.

Loss before cumulative effect of a change in accounting principle, as a result of the above factors, was $13.6 million during the three months ended March 31, 2003 as compared to $14.7 million during the three months ended March 31, 2002.

Upon adoption of Statement of Financial Accounting Standards No. 142 we were required to perform a transitional goodwill impairment test. The transitional goodwill impairment test was completed during the second quarter of 2002. As a result, we recognized a non-cash transitional goodwill impairment charge of $179.4 million. As required, the transitional goodwill impairment charge was recorded as a cumulative effect of a change in accounting principle as of January 1, 2002.

SEGMENT ANALYSIS

The following table sets forth net sales and (loss) income from operations by segment (in thousands):

                                                               THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------------
                                                              2003                     2002
                                                            ---------                ---------
Net sales:
Global Applied:
    Americas                                                $ 297,413                $ 303,614
    Europe, Middle East, and Africa                           262,052                  218,017
    Asia                                                       90,119                   80,701
    Intragroup sales                                          (40,366)                 (33,854)
                                                            ---------                ---------
                                                              609,218                  568,478
Unitary Products Group                                        163,542                  158,335
Bristol Compressors                                           137,562                  155,956
Eliminations                                                  (41,965)                 (41,237)
                                                            ---------                ---------
                Net sales                                   $ 868,357                $ 841,532
                                                            =========                =========
(Loss) income from operations:
Global Applied:
    Americas                                                $  (2,756)               $   3,326
    Europe, Middle East, and Africa                               589                    2,253
    Asia                                                        9,693                    6,983
                                                            ---------                ---------
                                                                7,526                   12,562
Unitary Products Group                                          8,220                   (2,440)
Bristol Compressors                                            11,329                   16,335
General corporate expenses, eliminations, and
    other non-allocated items                                 (14,115)                  (9,296)
Charges and other expenses                                    (17,986)                 (10,476)
                                                            ---------                ---------
                (Loss) income from operations               $  (5,026)               $   6,685
                                                            =========                =========

Global Applied

Global Applied net sales for the three months ended March 31, 2003 increased 7.2% to $609.2 million from $568.5 million for the same period in 2002. Europe, Middle East, and Africa (EMEA) revenue increased due to the strengthening Euro, and Asian equipment sales increased due to continued growth in China. These increases were partially offset by the weak commercial market in the Americas. Global Applied service revenue increased 15.2% to $225.6 million in the three months ended March 31, 2003 from $195.9 million in the three months ended March 31, 2002.

Global Applied income from operations for the three months ended March 31, 2003 decreased 40.1% to $7.5 million (1.2% of net sales) from $12.6 million (2.2% of net sales) for the same period in 2002. Reduced margins resulting from lower equipment volume in the Americas and significant pricing pressure in the large equipment market were partially offset by improved operating costs and higher volume in Asia. Expenses also increased as a result of the strengthening Euro, increased pension, medical, and insurance costs, and continued investments in service infrastructure, information technology capabilities, and product development.

Unitary Products Group (UPG)

UPG net sales for the three months ended March 31, 2003 increased 3.3% to $163.5 million from $158.3 million for the same period in 2002. Pricing increases and increased shipments of residential products were partially offset by lower commercial and manufactured housing product shipments.

UPG income (loss) from operations for the three months ended March 31, 2003 increased to income of $8.2 million (5.0% of net sales) from a loss of $2.4 million (-1.5% of net sales) for the same period in 2002. The loss in the three months ended March 31, 2002 included a write-off of a $5.9 million receivable related to a distributor that became insolvent. In addition, better results in the three months ended March 31, 2003 resulted from improvements in production efficiency and shipping costs, partially offset by increasing steel costs.

Bristol Compressors (Bristol)

Bristol net sales for the three months ended March 31, 2003 decreased 11.8% to $137.6 million from $156.0 million for the same period in 2002. The volume decline relates primarily to the timing of original equipment manufacturer (OEM) orders and the impact of OEM's continuing to drive further inventory reductions, both internationally and with North American unitary market customers.

Bristol income from operations for the three months ended March 31, 2003 decreased 30.6% to $11.3 million (8.2% of net sales) from $16.3 million (10.5% of net sales) for the same period in 2002. Reduced volume and lower productivity levels resulting from the integration of products from the Sparta facility negatively impacted results. Although productivity has improved from the second half of 2002, costs in the three months ended March 31, 2003 were higher than in the three months ended March 31, 2002.

Other

General corporate expenses, eliminations, and other non-allocated items increased $4.8 million to $14.1 million for the three months ended March 31, 2003 as compared to $9.3 million for the same period in 2002. The increase was primarily due to increases in pension expense and insurance and medical costs.

Charges and other expenses for the three months ended March 31, 2003 were $18.0 million as compared to $10.5 million for the same period in 2002. In the three months ended March 31, 2003, we recorded restructuring charges of $18.0 million relating to the 2003 restructuring initiatives, including $1.9 million charged to cost of goods sold. We recorded restructuring charges of $2.8 million, including $0.1 million charged to cost of goods sold, in the three months ended March 31, 2002. Also, included in cost of goods sold for the three months ended March 31, 2002, were $3.8 million and $3.0 million of costs relating to the UPG and Bristol plant consolidations, respectively, and $0.8 million relating to a UPG discontinued product line.

Charges and other expenses by segment are as follows (in thousands):

                                       THREE MONTHS ENDED MARCH 31,
                                     -------------------------------
                                       2003                   2002
                                     --------               --------
Global Applied:
    Americas                         $  3,571               $    262
    EMEA                               12,345                   (205)
    Asia                                2,070                    445
Unitary Products Group                     --                  7,035
Bristol Compressors                        --                  2,939
                                     --------               --------
                                     $ 17,986               $ 10,476
                                     ========               ========

LIQUIDITY AND CAPITAL RESOURCES

Working capital requirements are generally met through a combination of internally generated funds, bank lines of credit, financing of trade receivables, and credit terms from suppliers which approximate receivable terms to our customers. Additional sources of working capital include customer deposits and progress payments.

Working capital increased $5.3 million to $441.9 million as of March 31, 2003 as compared to $436.6 million as of December 31, 2002. The increase resulted from higher inventory levels and increases in prepayments and other current assets, partially offset by a decrease in cash and cash equivalents. The current ratio was 1.52 as of March 31, 2003 and December 31, 2002.

Capital expenditures were $15.2 million in the three months ended March 31, 2003 as compared to $16.3 million in the three months ended March 31, 2002. Capital expenditures currently anticipated for information system improvements, cost reductions, and the introduction of new products during 2003 are expected to be slightly in excess of depreciation and amortization.

Cash dividends of $0.15 per share were paid on common stock in the three months ended March 31, 2003. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as our profitability, financial condition, cash requirements, future prospects, and other factors deemed relevant by the Board of Directors.

Total indebtedness was $649.3 million as of March 31, 2003, primarily consisting of $500 million of senior notes and $95 million under our Five Year Credit Agreement. The senior notes mature at dates ranging from 2006 to 2012 and carry fixed rates ranging from 5.80% to 6.70%.

We have available a $400 million Five Year Credit Agreement, which expires on May 29, 2006, and a $200 million 364-Day Credit Agreement, which expires on March 13, 2004 (collectively, the Agreements). As of December 31, 2002, we had available the $400 million Five Year Credit Agreement and a $300 million 364-Day Credit Agreement. As of March 31, 2003, $95 million was outstanding under the Agreements. No amounts were outstanding under the Agreements as of December 31, 2002.

The $400 million Five Year Credit Agreement provides for borrowings at the London InterBank Offering Rate (LIBOR) plus 1.175% or 1.375%, and the $200 million 364-Day Credit Agreement provides for borrowings at LIBOR plus 1.225% or 1.375%, based on the amount of facility utilization. We pay annual fees of 0.20% on the $400 million facility and 0.15% on the $200 million facility. The Agreements allow for borrowings at specified bid rates. As of March 31, 2003 and December 31, 2002, the three-month LIBOR rate was 1.29% and 1.38%, respectively. The Agreements contain financial covenants requiring us to maintain certain financial ratios and standard provisions limiting leverage and liens. We were in compliance with these financial covenants as of March 31, 2003 and December 31, 2002.

We have additional unused annually renewable domestic bank lines that provide for total borrowings of up to $75 million and $50 million as of March 31, 2003 and December 31, 2002, respectively. Our non-U.S. subsidiaries maintain bank credit facilities in various currencies that provide for total borrowings of $347.3 million and $384.5 million as of March 31, 2003 and December 31, 2002, respectively. As of March 31, 2003 and December 31, 2002, $30.1 million and $28.4 million, respectively, were outstanding under the non-U.S. facilities, with remaining availability of $256.6 million and $282.5 million, respectively, after bank guarantee and letters of credit usage.

Pursuant to the terms of an annually renewable revolving facility, we sell certain of our trade receivables to a wholly-owned, consolidated subsidiary, York Receivables Funding LLC (YRFLLC). In turn, YRFLLC sells, on a revolving basis, undivided ownership interest in the purchased trade receivables to bank administered asset-backed commercial paper vehicles. In April 2003, we amended the facility, reducing it from $175 million to $150 million. We continue to service sold trade receivables. No servicing asset or liability has been recognized as our cost to service sold trade receivables approximates the servicing income.

In accordance with the facility, YRFLLC has sold $124 million and $155 million of an undivided interest in trade receivables as of March 31, 2003 and December 31, 2002, respectively. The proceeds from the sale were reflected as a reduction of receivables in our consolidated condensed balance sheets as of March 31, 2003 and December 31, 2002. The discount rate on trade receivables sold was 1.28% and 1.40% as of March 31, 2003 and December 31, 2002, respectively.

We believe that we will be able to satisfy our principal and interest payment obligations and our working capital and capital expenditure requirements from operating cash flows together with the availability under the Agreements. The Agreements and additional bank lines support seasonal working capital needs and are available for general corporate purposes.

We have access to bank lines of credit and have the ability to borrow under the Agreements as long as we continue to meet the financial covenants or until expiration of the Agreements. The primary financial covenants are the earnings before interest, taxes, and depreciation and amortization (EBITDA) interest coverage and the debt to capital ratio, as defined under the Agreements. As of March 31, 2003, our EBITDA interest coverage was 4.9, exceeding the minimum requirement of 3.5. As of March 31, 2003, our debt to capital ratio was 45%, below the maximum allowed of 52%.

Because our obligations under the Agreements and revolving trade receivables purchase facility bear interest at floating rates, our interest costs are sensitive to changes in prevailing interest rates.

In the ordinary course of business, we enter into various types of transactions that involve contracts and financial instruments. We enter into these financial instruments to manage financial market risk, including foreign exchange, commodity price, and interest rate risk.

OUTLOOK

Given the current economic and political environments, we expect weak commercial equipment markets to continue to affect results for the remainder of 2003, with pricing and margin levels remaining consistent with 2002. We anticipate that the U.S. unitary market will be at volume levels similar to 2002. We expect to realize further benefits from prior year cost reduction actions and continued growth in our service businesses. Externally driven cost increases in pension expense and insurance and medical costs and escalating steel prices will substantially offset the benefits expected to be realized from service growth and cost reductions. Furthermore, we are in the process of implementing additional actions to improve long-term performance, which will result in significant implementation costs and impairment charges. In addition to cost reductions associated with the announced organizational changes, actions include further reduction of manufacturing capacity, elimination of certain product lines, and closure of several small, non-core businesses. We expect these actions to result in total costs of approximately $110 million. We expect continued debt reduction in 2003, although further working capital reductions will be limited.

NEW ACCOUNTING STANDARDS

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement addresses financial accounting and reporting for costs associated with exit or disposal activities initiated after December 31, 2002 and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under the statement, we will recognize liabilities at fair value for costs associated with exit or disposal activities only when the liability is incurred.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation elaborates on the disclosures to be made in our interim and annual financial statements about obligations under certain guarantees. Effective January 1, 2003, it requires us to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The interpretation did not have a material impact on our consolidated condensed financial statements.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus requires an approach to determine whether we should divide an arrangement with multiple deliverables into separate units of accounting. The consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with earlier application permitted. The transition provisions of the consensus allow us to apply the consensus prospectively or as a cumulative effect of a change in accounting principle. The impact the consensus will have on our consolidated condensed financial statements has not been determined.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." The interpretation addresses consolidation of variable interest entities which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or (2) the equity investors lack the essential characteristics of a controlling financial interest. The interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which we obtain an interest after that date. Beginning on July 1, 2003, it applies to variable interest entities in which we hold a variable interest that we acquired prior to February 1, 2003. We may apply the interpretation by restating previously issued financial statement for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The impact the interpretation will have on our consolidated condensed financial statements has not been determined.

FORWARD-LOOKING INFORMATION - RISK FACTORS

This document contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide our current expectations or plans for future operating and financial performance based on assumptions currently believed to be valid.

To the extent we have made "forward-looking statements," certain risk factors could cause actual results to differ materially from those anticipated in such forward-looking statements including, but not limited to competition, government regulation, litigation, work stoppages, environmental considerations, and the successful implementation of our cost reduction initiatives. Unseasonably cool weather in various parts of the world could adversely affect our UPG and Global Applied air conditioning businesses and, similarly, the Bristol Compressor business. Bristol is also dependent on the successful development and introduction of new products. The Global Applied air conditioning business could also be affected by a further slowdown in the large chiller market and by the acceptance of new product introductions. Global Applied could be negatively impacted by reductions in commercial construction. Our ability to effectively implement price increases to offset higher costs is dependent on market conditions and the competitive environment. The financial position and financial results of our foreign locations could be negatively impacted by the translation effect of currency fluctuations and by political changes including nationalization or expropriation of assets. In addition, our overall performance could be affected by declining worldwide economic conditions or slowdowns resulting from world events, including the potential impact of Severe Acute Respiratory Syndrome (SARS).

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responsive to this item as of December 31, 2002 appears under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations, Market Risk," on pages 9 to 11 of the Annual Financial Statements and Review of Operations filed as Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2002. There was no material change in such information as of March 31, 2003.

ITEM 4.     CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 1. LEGAL PROCEEDINGS

      As discussed in our Form 10-K filed March 7, 2003, a case captioned American Standard, Inc. and American Standard International Inc. v. York International Corporation and York International, S.A. de C.V. was filed in the Federal District for the Western District of Wisconsin. American Standard, a competitor of ours, alleged that two component parts of three models of chillers manufactured by us infringe two patents held by American Standard. In September 2002, a jury found that both patents were invalid, resulting in a finding that we had no liability to American Standard. American Standard filed a post-trial motion asking the judge to overturn the jury's finding of invalidity with respect to one of the patents. On December 18, 2002, the judge denied American Standard's motion. The judge also awarded us costs in the amount of $0.1 million and reasonable attorneys' fees for defending the matter, which were not quantified at that time. On April 1, 2003, the judge awarded us $1.3 million as reimbursement for legal fees and amended the original judgment to hold additional claims of both patents invalid. Although American Standard can appeal the judge's rulings, we do not believe that any subsequent activities in this case will have a significant negative effect on our financial position or future earnings.

ITEM 2. CHANGES IN SECURITIES

            Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not Applicable

ITEM 5. OTHER INFORMATION

            Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

            Exhibit 4.1 - 364-DAY CREDIT agreement, dated as of March 14, 2003, among YORK INTERNARIONAL CORPORATION, as borrower, the initial lenders named therein, as initial lenders, CITIBANK, N.A., as administrative agent, JPMORGAN CHASE BANK, as syndication agent, BANK OF TOKYO-MITSUBISHI TRUST COMPANY, FLEET NATIONAL BANK, and NORDEA BANK FINLAND PLC, as documentation agents, and SALOMON SMITH BARNEY INC. and J.P. MORGAN SECURITIES, INC., as joint lead arrangers and joint bookrunners

            Exhibit 4.2 - AMENDMENT NO. 2 TO THE FIVE YEAR CREDIT AGREEMENT, dated as of March 14, 2003, among York International Corporation, the lenders named therein, as lenders, and Citibank, N.A., as administrative agent for the lenders

            Exhibit 4.3 - AMENDMENT NO. 1 TO RECEIVABLES PURCHASE AGREEMENT, dated as of April 21, 2003, among YORK RECEIVABLES FUNDING LLC, YORK INTERNATIONAL CORPORATION, as servicer, THE MEMBERS OF VARIOUS PURCHASE GROUPS FROM TIME TO TIME PARTY THERETO, and PNC BANK, NATIONAL ASSOCIATION, as administrator

            Exhibit 99.1 - Certification of the Chief Executive Officer of York International Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            Exhibit 99.2 - Certification of the Chief Financial Officer of York International Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K

            On April 23, 2003, we furnished a Current Report on Form 8-K dated April 17, 2003, containing a press release, dated April 17, 2003, providing new segment information that corresponds to the January 1, 2003 realignment of our operations and a press release, dated April 23, 2003, setting forth our first quarter 2003 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned unto duly authorized.

                                             YORK INTERNATIONAL CORPORATION
                                             ------------------------------
                                                        Registrant



Date          May 13, 2003                           /S/ C. David Myers
     -----------------------------           -----------------------------------
                                             C. David Myers
                                             Executive Vice President and
                                             Chief Financial Officer

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

Date:  May 13, 2003

                                                  /S/ Michael R. Young
                                         ---------------------------------------
                                         Michael R. Young
                                         President and Chief Executive Officer

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

Date: May 13, 2003

                                                    /S/ C. David Myers
                                         ---------------------------------------
                                         C. David Myers
                                         Executive Vice President and
                                         Chief Financial Officer