Form 10-Q
period 2003-06-30
YORK INTERNATIONAL CORP /DE/
filed 2003-07-31
CIK 842662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                         YES    [X]              NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                    Outstanding at July 31, 2003
           -----                                    ----------------------------
Common Stock, par value $.005                            39,736,065 shares

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                      INDEX

                                                                                                 Page No.
PART I.  FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Condensed Statements of Operations - (unaudited)
                Three Months and Six Months Ended June 30, 2003 and 2002                             3

                Consolidated Condensed Balance Sheets -
                June 30, 2003 (unaudited) and December 31, 2002                                      4

                Consolidated Condensed Statements of Cash Flows - (unaudited)
                Six Months Ended June 30, 2003 and 2002                                              5

                Notes to Consolidated Condensed Financial Statements (unaudited)                     6

Item 2.         Management's Discussion and Analysis of Results of Operations
                and Financial Condition                                                             16

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                          22

Item 4.         Controls and Procedures                                                             22

PART II.  OTHER INFORMATION

Item 1.         Legal Proceedings                                                                   23

Item 2.         Changes in Securities                                                               23

Item 3.         Defaults Upon Senior Securities                                                     23

Item 4.         Submission of Matters to a Vote of Security Holders                                 23

Item 5.         Other Information                                                                   23

Item 6.         Exhibits and Reports on Form 8-K                                                    24

Signatures                                                                                          25

Exhibit Index                                                                                       26

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


ITEM 1.  FINANCIAL STATEMENTS

Consolidated Condensed Statements of Operations (unaudited)
(in thousands, except per share data)

                                                                     THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                                         2003          2002           2003            2002
                                                                     -----------    -----------    -----------    -----------
Net sales                                                            $ 1,084,417    $ 1,044,093    $ 1,952,774    $ 1,885,625

Cost of goods sold                                                      (858,053)      (831,242)    (1,566,310)    (1,522,777)
                                                                     -----------    -----------    -----------    -----------
            Gross profit                                                 226,364        212,851        386,464        362,848

Selling, general, and administrative expenses                           (156,796)      (140,235)      (305,828)      (280,817)

Restructuring and other charges, net                                     (33,060)            --        (49,154)        (2,730)
                                                                     -----------    -----------    -----------    -----------

            Income from operations                                        36,508         72,616         31,482         79,301

Interest expense, net                                                    (12,115)       (12,436)       (24,131)       (25,149)

Loss on divestiture                                                           --             --             --        (10,683)

Equity in earnings of affiliates                                           2,477          2,038          3,565          2,608
                                                                     -----------    -----------    -----------    -----------
            Income before income taxes and
               cumulative effect of a change
               in accounting principle                                    26,870         62,218         10,916         46,077
Provision for income taxes                                                (7,664)       (13,999)        (5,346)       (12,603)
                                                                     -----------    -----------    -----------    -----------
            Income before cumulative effect of
               a change in accounting principle                           19,206         48,219          5,570         33,474

Cumulative effect of a change in accounting
    principle                                                                 --             --             --       (179,436)
                                                                     -----------    -----------    -----------    -----------
            Net income (loss)                                        $    19,206    $    48,219    $     5,570    $  (145,962)
                                                                     ===========    ===========    ===========    ===========

Basic earnings (loss) per share:
    Income before cumulative effect of
       a change in accounting principle                              $      0.48    $      1.23    $      0.14    $      0.85
    Cumulative effect of a change in
       accounting principle                                                   --             --             --          (4.56)
                                                                     -----------    -----------    -----------    -----------
    Net income (loss)                                                $      0.48    $      1.23    $      0.14    $     (3.71)
                                                                     ===========    ===========    ===========    ===========

Diluted earnings (loss) per share:
    Income before cumulative effect of
       a change in accounting principle                              $      0.48    $      1.21    $      0.14    $      0.84
    Cumulative effect of a change in
       accounting principle                                                   --             --             --          (4.49)
                                                                     -----------    -----------    -----------    -----------
    Net income (loss)                                                $      0.48    $      1.21    $      0.14    $     (3.65)
                                                                     ===========    ===========    ===========    ===========
Cash dividends per share                                             $      0.15    $      0.15    $      0.30    $      0.30
                                                                     ===========    ===========    ===========    ===========

Weighted average common shares and common equivalents outstanding:
            Basic                                                         39,631         39,362         39,594         39,309
            Diluted                                                       39,861         39,998         39,748         39,955

See accompanying notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(in thousands)

                                                        JUNE 30, 2003  DECEMBER 31,
                                                          (UNAUDITED)     2002
                                                        -------------  ------------
ASSETS

Current assets:
    Cash and cash equivalents                             $   41,192    $   92,940
    Receivables, net                                         696,524       627,067
    Inventories
       Raw material                                          147,271       126,227
       Work in process                                       145,410       116,784
       Finished goods                                        229,900       230,768
                                                          ----------    ----------
          Total inventories                                  522,581       473,779

    Prepayments and other current assets                     114,282        81,461
                                                          ----------    ----------

       Total current assets                                1,374,579     1,275,247

Deferred income taxes                                         60,380        69,696
Investments in affiliates                                     28,391        29,389
Property, plant, and equipment, net                          502,090       500,318
Goodwill                                                     527,012       504,963
Intangibles, net                                              33,595        32,000
Deferred charges and other assets                            101,397        94,509
                                                          ----------    ----------

       Total assets                                       $2,627,444    $2,506,122
                                                          ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable and current portion of long-term debt   $   32,240    $   32,709
    Accounts payable and accrued expenses                    855,836       768,748
    Income taxes                                              36,082        37,202
                                                          ----------    ----------

       Total current liabilities                             924,158       838,659

Long-term warranties                                          47,497        44,748
Long-term debt                                               588,976       618,224
Postretirement and postemployment benefits                   256,084       244,522
Other long-term liabilities                                   74,564        77,155
                                                          ----------    ----------

       Total liabilities                                   1,891,279     1,823,308

Stockholders' equity                                         736,165       682,814
                                                          ----------    ----------

       Total liabilities and stockholders' equity         $2,627,444    $2,506,122
                                                          ==========    ==========

See accompanying notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (unaudited)
(in thousands)

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                              2003         2002
                                                                            ---------    ---------
Cash flows from operating activities:
    Net income (loss)                                                       $   5,570    $(145,962)
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
          Cumulative effect of a change in accounting principle                    --      179,436
          Depreciation and amortization of property, plant, and equipment      33,288       30,217
          Amortization of deferred charges and intangibles                      1,764        1,358
          Provision for doubtful receivables                                    7,038        8,849
          Effect of non-cash charges                                           31,185        1,631
          Loss on divestiture                                                      --       10,683
          Deferred income taxes                                                 9,699       13,233
          Loss on sale of fixed assets                                          1,094        1,201
          Other                                                                (1,709)        (179)
          Change in assets and liabilities net of effects from
            acquisitions and divestitures:
               Receivables, net                                               (68,380)     (92,871)
               Inventories                                                    (49,730)      13,855
               Prepayments and other current assets                           (31,478)     (23,893)
               Accounts payable and accrued expenses                           92,939       49,358
               Income taxes                                                    (1,074)      23,758
               Other long-term assets and liabilities                           4,917        2,361
                                                                            ---------    ---------

            Net cash provided by operating activities                          35,123       73,035
                                                                            ---------    ---------

Cash flows from investing activities:
    Purchases of other companies, net of cash acquired                         (3,160)      (2,248)
    Proceeds from divestiture, net                                                 --       12,071
    Capital expenditures                                                      (35,916)     (35,915)
    (Payments) proceeds from sale of fixed assets                                (163)       4,699
                                                                            ---------    ---------

            Net cash used by investing activities                             (39,239)     (21,393)
                                                                            ---------    ---------

Cash flows from financing activities:
    Net (payments) proceeds from short-term debt                                 (245)       1,729
    Net payments of commercial paper borrowings                                    --      (29,305)
    Net proceeds from credit agreement                                         20,000           --
    Payment of senior notes                                                  (100,000)          --
    Net proceeds (payments) on other long-term debt                            49,621      (16,732)
    Net reduction in sale of receivables                                       (5,000)          --
    Common stock issued                                                           322        6,163
    Treasury stock purchases                                                       (5)         (30)
    Dividends paid                                                            (11,904)     (11,809)
                                                                            ---------    ---------

            Net cash used by financing activities                             (47,211)     (49,984)
                                                                            ---------    ---------

Effect of exchange rate changes on cash and cash equivalents                     (421)        (288)
                                                                            ---------    ---------

            Net (decrease) increase in cash and cash equivalents              (51,748)       1,370

Cash and cash equivalents at beginning of period                               92,940       39,434
                                                                            ---------    ---------

Cash and cash equivalents at end of period                                  $  41,192    $  40,804
                                                                            =========    =========

See accompanying notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes To Consolidated Condensed Financial Statements (unaudited)

(1)      FINANCIAL STATEMENTS

         The consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. We believe that the information presented is not misleading and the disclosures are adequate. In our opinion, our consolidated condensed financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2003 and December 31, 2002, our results of operations for the three and six months ended June 30, 2003 and 2002, and our cash flows for the six months ended June 30, 2003 and 2002. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

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

         In accordance with the facility, YRFLLC has sold $150 million and $155 million of an undivided interest in trade receivables as of June 30, 2003 and December 31, 2002, respectively, resulting in a reduction of receivables reflected in our consolidated condensed balance sheets. The discount rate on trade receivables sold was 1.02% and 1.40% as of June 30, 2003 and December 31, 2002, respectively. The program fee on trade receivables sold was 0.50% and 0.338% as of June 30, 2003 and December 31, 2002, respectively.

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

         The changes in the carrying amount of goodwill for the six months ended June 30, 2003 by segment, are as follows (in thousands):

                                                NET          FOREIGN
                            BALANCE AS OF    GOODWILL       CURRENCY      BALANCE AS OF
                            DEC. 31, 2002    ACQUIRED      FLUCTUATION    JUNE 30, 2003
                            -------------    --------      -----------    -------------
Global Applied:
    Americas                 $   92,464      $     --       $   4,622      $   97,086
    EMEA                        107,873            49          12,585         120,507
    Asia                        107,873         1,027           3,766         112,666
                             ----------      --------       ---------      ----------
                                308,210         1,076          20,973         330,259
Unitary Products Group          140,440            --              --         140,440
Bristol Compressors              56,313            --              --          56,313
                             ----------      --------       ---------      ----------
                             $  504,963      $  1,076       $  20,973      $  527,012
                             ==========      ========       =========      ==========

(4)      INTANGIBLES, NET

         The following table summarizes the major intangible asset classes subject to amortization included in our consolidated condensed balance sheets as of June 30, 2003 and December 31, 2002 (in thousands):

                                      GROSS CARRYING   ACCUMULATED      NET CARRYING
                                          AMOUNT       AMORTIZATION        AMOUNT
                                      --------------   ------------     ------------
June 30, 2003

Trade names and trademarks              $  37,602       $   5,304        $  32,298
Other                                       2,252             955            1,297
                                        ---------       ---------        ---------
                                        $  39,854       $   6,259        $  33,595
                                        =========       =========        =========

December 31, 2002

Trade names and trademarks              $  35,693       $   4,375        $  31,318
Other                                       1,448             766              682
                                        ---------       ---------        ---------
                                        $  37,141       $   5,141        $  32,000
                                        =========       =========        =========

         Amortization expense for trade names and trademarks and other intangible assets for the three and six months ended June 30, 2003 was $0.5 million and $0.9 million, respectively. For the three and six months ended June 30, 2002, amortization expense for trade names and trademarks and other intangible assets was $0.3 million and $0.6 million, respectively.

         The following table estimates the amount of amortization expense for trade names and trademarks and other intangible assets for the remainder of 2003 and each of the fiscal years indicated (in thousands):

2003 (July 1 - December 31)       $     777
2004                                  1,532
2005                                  1,507
2006                                  1,505
2007                                  1,405
Thereafter                           26,869
                                  ---------
                                  $  33,595
                                  =========

(5)      NOTES PAYABLE AND LONG-TERM DEBT

         As of June 30, 2003 and December 31, 2002, our borrowings consisted of senior notes and various other bank and term loans. In March 2003, we amended our Five Year Credit Agreement and renewed our 364-Day Credit Agreement at a $200 million level. We have available a $400 million Five Year Credit Agreement, which expires on May 29, 2006, and a $200 million 364-Day Credit Agreement, which expires on March 13, 2004 (collectively, the Agreements). As of December 31, 2002, we had available the $400 million Five Year Credit Agreement and a $300 million 364-Day Credit Agreement. As of June 30, 2003, $20 million was outstanding under the Agreements. No amounts were outstanding under the Agreements as of December 31, 2002.

         The $400 million Five Year Credit Agreement provides for borrowings at the London InterBank Offering Rate (LIBOR) plus 1.175%, and the $200 million 364-Day Credit Agreement provides for borrowings at LIBOR plus 1.225%. We pay annual fees of 0.20% on the $400 million facility and 0.15% on the $200 million facility. The Agreements allow for borrowings at specified bid rates. As of June 30, 2003 and December 31, 2002, the three-month LIBOR rate was 1.13% and 1.38%, respectively. The Agreements contain financial covenants requiring us to maintain certain financial ratios and standard provisions limiting leverage and liens. We were in compliance with these financial covenants as of June 30, 2003 and December 31, 2002.

         We have additional annually renewable domestic bank lines that provide for total borrowings of up to $75 million and $50 million as of June 30, 2003 and December 31, 2002, respectively. As of June 30, 2003, $50.2 million was outstanding under the domestic bank lines. No amounts were outstanding as of December 31, 2002. Our non-U.S. subsidiaries maintain bank credit facilities in various currencies that provide for total borrowings of $370.3 million and $384.5 million as of June 30, 2003 and December 31, 2002, respectively. As of June 30, 2003 and December 31, 2002, $29.1 million and $28.4 million, respectively, were outstanding under the non-U.S. facilities, with remaining availability of $275.6 million and $282.5 million, respectively, after bank guarantees and letters of credit usage.

         Notes payable and long-term debt consist of (in thousands):

                                                                      JUNE 30,   DECEMBER 31,
                                                                        2003         2002
                                                                     ---------   ------------
Notes payable and current portion of long-term debt:
    Bank loans (primarily foreign currency)                          $  29,116    $  29,361
    Current portion of long-term debt                                    3,124        3,348
                                                                     ---------    ---------
       Total                                                         $  32,240    $  32,709
                                                                     =========    =========

Long-term debt:
    Domestic bank lines at an average rate of 1.90% in 2003          $  50,200    $      --
    Five Year Credit Agreement at an average rate of 2.54% in 2003      20,000           --
    Senior notes, 6.75% interest, due March 2003                            --      100,000
    Senior notes, 6.625% interest, due August 2006                     200,000      200,000
    Senior notes, 6.70% interest, due June 2008                        200,000      200,000
    Senior notes, 5.80% interest, due November 2012                    100,000      100,000
    Other (primarily foreign bank loans) at an average
       rate of 6.67% in 2003 and 6.64% in 2002                          21,900       21,572
                                                                     ---------    ---------

       Total                                                           592,100      621,572
Less current portion                                                    (3,124)      (3,348)
                                                                     ---------    ---------
Noncurrent portion                                                   $ 588,976    $ 618,224
                                                                     =========    =========

(6)      GUARANTEES AND WARRANTIES

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

         We issue various types of guarantees in the normal course of business. As of June 30, 2003, we have the following guarantees outstanding (in thousands):

Standby letters of credit and surety bonds   $  96,940
Performance guarantees                         150,566
Commercial letters of credit                     5,334
Guarantee of affiliate debt                     30,000

         Changes in our warranty liabilities for the six months ended June 30, 2003 are as follows (in thousands):

   BALANCE        PAYMENTS      ACCRUALS FOR       BALANCE
    AS OF        MADE UNDER      WARRANTIES         AS OF
DEC. 31, 2002    WARRANTIES        ISSUED       JUNE 30, 2003
------------     ----------     ------------    -------------
  $  87,940       $ 29,131        $ 34,002         $ 92,811

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

         During the six months ended June 30, 2003, certain commodity hedges were discontinued to better match the hedge and the underlying commodity. The discontinuance of these cash flow hedges did not result in any significant gains or losses. Recognized gains or losses for the six months ended June 30, 2003 and 2002 as a result of the discontinuance of currency cash flow hedges were immaterial.

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

         As of June 30, 2003, we forecasted that $0.4 million of net losses in accumulated other comprehensive losses will be reclassified into earnings within the next twelve months.

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

         As of June 30, 2003, we forecasted that $0.5 million of net gains in accumulated other comprehensive losses will be reclassified into earnings within the next twelve months.

         Interest Rate Hedging

         We manage our interest rate risk by entering into both fixed and variable rate debt. In addition, we enter into interest rate swap contracts in order to achieve a balanced mix of fixed and variable rate indebtedness.

         As of June 30, 2003, we had interest rate swap contracts to pay variable interest, based on the six-month LIBOR rate, and receive a fixed rate of interest of 6.625% on a notional amount of $100 million. As of June 30, 2003, the fair value of these swap contracts was an unrealized gain of $11.6 million. We have designated our outstanding interest rate swap contracts as fair value hedges of an underlying fixed rate debt obligation. The fair value of these contracts is recorded in other long-term assets or liabilities with a corresponding increase or decrease in the fixed rate debt obligation. The change in fair values of both the fair value hedge instruments and the underlying debt obligations are recorded as equal and offsetting unrealized gains and losses in the interest expense component of the consolidated condensed statements of operations. All existing fair value hedges are determined to be 100% effective under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As a result, there is no impact on current earnings resulting from hedge ineffectiveness.

(8)      COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) is determined as follows (in thousands):

                                                  THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                      2003         2002           2003         2002
                                                    ---------    ---------      ---------    ---------
Net income (loss)                                   $  19,206    $  48,219      $   5,570    $(145,962)
Other comprehensive income (loss):
    Foreign currency translation adjustment            50,194       43,196         57,925       51,159
    Cash flow hedges:
       Reclassification adjustment, net of tax           (674)       2,181         (1,285)       3,413
       Net derivative income (loss), net of tax         1,457         (635)         2,305        3,077
    Available for sale securities, net of tax             (21)          --            (21)          --
                                                    ---------    ---------      ---------    ---------
Comprehensive income (loss)                         $  70,162    $  92,961      $  64,494    $ (88,313)
                                                    =========    =========      =========    =========

(9)      STOCKHOLDERS' EQUITY

         The following table summarizes our stockholders' equity as of June 30, 2003 and December 31, 2002 (in thousands, except per share data):

                                                                                    JUNE 30,   DECEMBER 31,
                                                                                      2003        2002
                                                                                   ---------    ---------
Common stock $.005 par value; 200,000 shares authorized; issued 45,887 shares at
    June 30 and 45,820 shares at
    December 31, 2002                                                              $     229    $     229
Additional paid-in capital                                                           728,220      727,031
Retained earnings                                                                    320,842      327,176
Accumulated other comprehensive losses                                               (83,420)    (142,344)
Treasury stock, at cost; 6,155 shares at June 30, 2003
    and 6,169 shares at December 31, 2002                                           (228,074)    (228,591)
Unearned compensation                                                                 (1,632)        (687)
                                                                                   ---------    ---------
Total stockholders' equity                                                         $ 736,165    $ 682,814
                                                                                   =========    =========

(10)     STOCK-BASED COMPENSATION

         We apply the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock-based compensation plans. Accordingly, no compensation expense has been recognized for stock-based compensation plan awards other than restricted stock and performance-based awards. Had compensation expense for all awards, including our employee stock purchase plans, been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, our net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts as follows (in thousands, except per share data):

                                              THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                  2003           2002           2003         2002
                                              ------------   ------------   -----------  -----------
Net income (loss) - as reported               $    19,206    $    48,219    $     5,570  $  (145,962)
Add: Stock-based employee compensation
    expense included in reported net income
    (loss), net of related tax effects                256             12            279           25
Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method for all
    awards, net of related tax effects               (977)        (2,058)        (3,166)      (4,115)
                                              -----------    -----------    -----------  -----------

Pro forma net income (loss)                   $    18,485    $    46,173    $     2,683  $  (150,052)
                                              ===========    ===========    ===========  ===========

Earnings (loss) per share:
    Basic - as reported                       $      0.48    $      1.23     $     0.14    $   (3.71)
    Basic - pro forma                                0.47           1.17           0.07        (3.82)
    Diluted - as reported                            0.48           1.21           0.14        (3.65)
    Diluted - pro forma                              0.46           1.15           0.07        (3.76)

         Pro forma net income (loss) and earnings (loss) per share reflect only stock options granted after 1994. Therefore, the full impact of calculating compensation expense under SFAS No. 123 for stock options is not reflected in the pro forma net income (loss) and earnings (loss) per share amounts presented above because compensation expense for stock options granted prior to January 1, 1995 is not considered. Since the determination of fair value of all stock options granted includes variable factors, including volatility, and additional stock option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects on reported net income and earnings per share for future years.

(11)     INCOME (LOSS) PER SHARE

         Net income (loss) as set forth in our consolidated condensed statements of operations is used in the computation of basic and diluted earnings
         (loss) per share information. Reconciliations of shares used in the computations of earnings (loss) per share are as follows (in thousands):

                                            THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                2003            2002           2003         2002
                                            -----------     -----------    -----------   -----------
Weighted average common shares
    outstanding used in the computation
    of basic earnings (loss) per share           39,631          39,362         39,594        39,309
Effect of dilutive securities:
    Non-vested restricted shares                     96               2             96             2
    Stock options                                   134             634             58           644
                                            -----------     -----------    -----------   -----------
Weighted average common shares and
    equivalents used in the computation
    of diluted earnings (loss) per share         39,861          39,998         39,748        39,955
                                            ===========     ===========    ===========   ===========

Stock options not included in the
    earnings (loss) per share computation
    as their effect would have been anti-
    dilutive                                      4,072           1,968          4,072         1,930
                                            ===========     ===========    ===========   ===========

(12)     SEGMENT INFORMATION

         Effective January 1, 2003, we consolidated our former York Refrigeration Group and Engineered Systems Group segments and reorganized management of the combined business. Our new organization is being reported in three groups, consisting of Global Applied, Unitary Products Group, and Bristol Compressors. Prior year amounts were reclassified to conform to the current presentation.

         Global Applied produces and markets heating, ventilating, air conditioning, and refrigeration equipment and provides maintenance and service of equipment manufactured by us and by others. Types of equipment include air cooled and water-cooled chillers, central air handling units, variable air volume units, screw and reciprocating compressors, condensers, evaporators, heat exchangers, process refrigeration systems, hygienic air distribution systems, gas compression systems, and control equipment to monitor and control the entire system. Heating and air conditioning solutions are provided for buildings ranging from small office buildings and fast food restaurants to large commercial and industrial complexes. Refrigeration systems are provided for industrial applications in the food, beverage, chemical, and petroleum industries. Cooling and refrigeration systems are also supplied for use on naval commercial, and passenger vessels. The Global Applied business is comprised of three geographic regions: the Americas, Europe, Middle East, and Africa, and Asia.

         Unitary Products Group (UPG) produces heating and air condiditoning solutions for buildings ranging from private homes and apartments to small commercial buildings. UPG products include ducted central air conditioning and heating systems (air conditioners, heat pumps, and furnaces), ductless mini-splits, and light commercial heating and cooling equipment.

         Bristol Compressors (Bristol) manufactures reciprocating and scroll compressors for our use and for sale to original equipment manufacturers and wholesale distributors.

         General corporate expenses and charges and other expenses are not allocated to the individual segments for management reporting. General corporate expenses include certain pension, medical, and insurance costs, corporate administrative costs, and other corporate costs. Charges and other expenses include restructuring and other charges, operating expenses related to cost reduction actions, and costs related to a previously discontinued product line.

The table below represents our operating results and assets by segment (in thousands):

                                     THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                        2003             2002           2003           2002
                                    ------------     ------------   ------------   ------------
Net sales:
    Global Applied:
       Americas                     $   362,839      $   352,694    $   660,252    $   656,308
       EMEA                             335,702          285,893        597,754        503,910
       Asia                             131,987          112,088        222,106        192,789
       Intragroup sales                 (54,252)         (41,436)       (94,618)       (75,290)
                                    -----------      -----------    -----------    -----------
                                        776,276          709,239      1,385,494      1,277,717
    Unitary Products Group              222,949          214,808        386,491        373,143
    Bristol Compressors                 138,837          163,698        276,399        319,654
    Eliminations(1)                     (53,645)         (43,652)       (95,610)       (84,889)
                                    -----------      -----------    -----------    -----------
                                      1,084,417        1,044,093      1,952,774      1,885,625
                                    ===========      ===========    ===========    ===========
    (1)Eliminations include the
          following intersegment
          sales:
    Global Applied                          595              427          1,181          1,185
    Unitary Products Group               17,787           10,439         30,476         23,838
    Bristol Compressors                  35,263           32,786         63,953         59,866
                                    -----------      -----------    -----------    -----------
    Eliminations                         53,645           43,652         95,610         84,889
                                    ===========      ===========    ===========    ===========

Income from operations:
    Global Applied:
       Americas                          16,815           18,341         14,059         21,667
       EMEA                              12,451           17,871         13,040         20,124
       Asia                              22,423           16,974         32,116         23,957
                                    -----------      -----------    -----------    -----------
                                         51,689           53,186         59,215         65,748
    Unitary Products Group               24,049           18,282         32,269         15,842
    Bristol Compressors                  11,930           12,788         23,259         29,123
    General corporate expenses,
       eliminations, and other
       non-allocated items              (16,130)         (11,640)       (30,245)       (20,936)
    Charges and other expenses          (35,030)              --        (53,016)       (10,476)
                                    -----------      -----------    -----------    -----------
                                         36,508           72,616         31,482         79,301
                                    -----------      -----------    -----------    -----------
Equity in earnings of affiliates:
    Global Applied:
       EMEA                                 972              792          1,387          1,178
       Asia                                 332              277            528            437
                                    -----------      -----------    -----------    -----------
                                          1,304            1,069          1,915          1,615
    Bristol Compressors                   1,173              969          1,650            993
                                    -----------      -----------    -----------    -----------
                                          2,477            2,038          3,565          2,608
                                    -----------      -----------    -----------    -----------

Interest expense, net                   (12,115)         (12,436)       (24,131)       (25,149)
                                    -----------      -----------    -----------    -----------

Loss on divestiture                          --               --             --        (10,683)
                                    -----------      -----------    -----------    -----------

Income before income taxes and
    cumulative effect of a change
    in accounting principle              26,870           62,218         10,916         46,077

Provision for income taxes               (7,664)         (13,999)        (5,346)       (12,603)
                                    -----------      -----------    -----------    -----------

Income before cumulative
    effect of a change in
    accounting principle            $    19,206      $    48,219    $     5,570    $    33,474
                                    ===========      ===========    ===========    ===========

                                                      JUNE 30, 2003    DEC. 31, 2002
                                                      -------------    -------------
Total assets:
    Global Applied:
       Americas                                        $   713,563      $   683,138
       EMEA                                                865,901          831,662
       Asia                                                378,468          337,303
       Eliminations and other non-allocated assets        (105,877)         (51,570)
                                                       -----------      -----------
                                                         1,852,055        1,800,533
    Unitary Products Group                                 465,277          419,540
    Bristol Compressors                                    279,784          264,111
    Eliminations and other non-allocated assets             30,328           21,938
                                                       -----------      -----------
                                                       $ 2,627,444      $ 2,506,122
                                                       ===========      ===========

(13)     CHARGES TO OPERATIONS

         2003 Initiatives

         In 2003, we initiated actions to further reduce our overall cost structure and support the implementation of our new geographic organization. In addition to cost reductions associated with the consolidation of our former Engineered Systems Group and York Refrigeration Group segments, additional actions include the further reduction of manufacturing capacity, the elimination of certain product lines, and the exiting of several small, non-core businesses. We expect all actions to be substantially completed by December 31, 2003.

         In the three and six months ended June 30, 2003, we incurred costs by segment as follows (in thousands):

                                                 THREE MONTHS             SIX MONTHS
                                              ENDED JUNE 30, 2003     ENDED JUNE 30, 2003
                                              -------------------     --------------------
Global Applied:
    Americas                                      $     3,144              $     6,715
    EMEA                                               22,910                   35,255
    Asia                                                  696                    2,766
                                                  -----------              -----------
                                                       26,750                   44,736
Unitary Products Group                                  7,500                    7,500
Bristol Compressors                                        28                       28
                                                  -----------              -----------
Total charges to operations, net                       34,278                   52,264
Charges reflected in cost of goods sold                (1,218)                  (3,110)
                                                  -----------              -----------
Restructuring and other charges, net              $    33,060              $    49,154
                                                  ===========              ===========

         Charges included write-downs for the impairment of assets relating to businesses or facilities to be closed or divested, severance and other accruals relating to planned reductions in workforce throughout the Company, and estimated costs related to the elimination of certain product lines.

         2000 and 2001 Initiatives

         In 2000, we initiated a cost reduction process, which included plant closures and divestitures, product line and facility rationalizations, selling, general, and administrative expense reductions, and other actions. In 2001, we expanded the scope of the cost reduction process to include additional plant closings and staff reductions. In the three months ended March 31, 2002, we recorded restructuring charges of $2.8 million, including $0.1 million charged to cost of goods sold, relating to the cost reduction process. We incurred no similar charges in the three months ended June 30, 2002. As of December 31, 2002, all of the 2000 and 2001 actions were substantially complete. In the six months ended June 30, 2003, we incurred no restructuring and other charges related to the 2000 and 2001 initiatives.

         Detail of activity relating to the 2003 initiatives and the 2000 and 2001 initiatives in the six months ended June 30, 2003 is as follows:

                                               NON-CASH                     ACCRUALS
                                              WRITE-DOWNS                  ESTABLISHED    UTILIZED
                                                IN SIX                       IN SIX        IN SIX
                                                MONTHS                       MONTHS        MONTHS       REMAINING
                                                 ENDED      ACCRUALS AT       ENDED         ENDED      ACCRUALS AT
                                               JUNE 30,      DEC. 31,       JUNE 30,      JUNE 30,      JUNE 30,
(in thousands)                                   2003          2002           2003          2003          2003
                                              ------------  ------------   ------------   ---------    ------------
Fixed asset write-downs                         $13,958        $    --        $    --       $    --       $    --
Inventory write-downs                             3,110             --             --            --            --
Other asset write-downs                          14,117             --             --            --            --
Severance                                            --          1,469         11,941         4,992         8,418
Contractual and other obligations                    --          1,654          7,754            58         9,350
Other                                                --            823          1,384           370         1,837
                                                -------        -------        -------       -------       -------
                                                $31,185        $ 3,946        $21,079       $ 5,420       $19,605
                                                =======        =======        =======       =======       =======

(14)     ACQUISITIONS AND DIVESTITURES

         In January 2002, we sold our air conditioning operations in Australia for $12.1 million. The sale resulted in a loss of $10.7 million.

(15)     CONTINGENCIES

         We are involved in various unresolved legal actions, administrative proceedings, and claims, including two claims relating to a previously discontinued product line. While we believe these proceedings will not have a material adverse effect on our financial position or future earnings, litigation is subject to uncertainties. If there were an unfavorable result in excess of amounts provided for in the financial statements, it could have a material adverse impact on net income in the period in which it occurs.

(16)     NEW ACCOUNTING STANDARDS

         In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus requires an approach to determine whether we should divide an arrangement with multiple deliverables into separate units of accounting. We will adopt the consensus on a prospective basis effective July 1, 2003. We do not expect the consensus to have a material impact on our consolidated condensed financial statements.

         In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." The interpretation addresses consolidation of variable interest entities which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or (2) the equity investors lack the essential characteristics of a controlling financial interest. The interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which we obtain an interest after that date. Beginning on July 1, 2003, it applies to variable interest entities in which we hold a variable interest that we acquired prior to February 1, 2003. Effective July 1, 2003, we will consolidate the variable interest entity used to transact our December 1999 synthetic lease. As a result, our financial statements will reflect approximately $82 million of incremental debt, $23 million of incremental net machinery and equipment, $11 million of incremental deferred tax assets, a $16 million reduction to stockholders' equity, and a $32 million reduction to other long-term liabilities. We may apply the interpretation by restating previously issued financial statement for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated or as a cumulative-effect adjustment as of July 1, 2003.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

CONSOLIDATED OPERATIONS

Net sales for the three months ended June 30, 2003 increased 3.9% to $1,084.4 million from $1,044.1 million for the same period in 2002. Net sales for the six months ended June 30, 2003 increased 3.6% to $1,952.8 million as compared to $1,885.6 million for the six months ended June 30, 2002. The favorable impact of the strengthening Euro and increased sales in Asia and Unitary Products Group were partially offset by reduced shipments of Bristol compressors and weakness in the large commercial equipment market. (See further discussion below under Segment Analysis.) For the three months ended June 30, 2003, net sales in the United States decreased 2.7% to $508.4 million and international net sales increased 10.4% to $576.0 million. As a result of the strengthening Euro, order backlog increased to $1,007.9 million as of June 30, 2003 as compared to $971.5 million as of June 30, 2002. As of December 31, 2002, order backlog was $876.0 million.

Gross profit increased 6.3% to $226.4 million (20.9% of net sales) in the three months ended June 30, 2003 as compared to $212.9 million (20.4% of net sales) in the same period of 2002. During the six months ended June 30, 2003, gross profit increased 6.5% to $386.5 million (19.8% of net sales) from $362.8 million (19.2% of gross sales) for the six months ended June 30, 2002. Gross profit increased due to higher Asia and UPG sales, improvements in production efficiency and reductions in operating expenses at the Unitary Products Group Wichita facility, and the impact of the strengthening Euro. These increases were partially offset by margin reductions as a result of reduced volumes and increased unit production costs at Bristol Compressors and significant pricing pressure for large equipment sales.

Selling, general, and administrative (SG&A) expense increased 11.8% to $156.8 million (14.5% of net sales) in the three months ended June 30, 2003 from $140.2 million (13.4% of net sales) in the three months ended June 30, 2002. For the six months ended June 30, 2003, SG&A increased 8.9% to $305.8 million (15.7% of net sales) from $280.8 million (14.9% of net sales) for the same period of 2002. Increases resulted from the effect of the strengthening Euro and higher pension, medical, and insurance costs. A write-off of a $5.9 million receivable related to a Unitary Products Group distributor that became insolvent was included in SG&A expense for the six months ended June 30, 2002.

In 2003, we initiated actions to further reduce our overall cost structure and support the implementation of our new geographic organization. In addition to cost reductions associated with the consolidation of our former Engineered Systems Group and York Refrigeration Group segments, additional actions include the further reduction of manufacturing capacity, the elimination of certain product lines, and the exiting of several small, non-core businesses. In the three and six months ended June 30, 2003, we recorded restructuring and other charges of $34.3 million and $52.3 million, respectively, related to these actions, including $1.2 million and $3.1 million, respectively, charged to cost of goods sold. The charges in the three and six months ended June 30, 2003 included $16.0 million and $31.2 million, respectively, in write-downs of various assets and $18.3 million and $21.1 million, respectively, in accruals for severance and other costs.

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

During the three months ended June 30, 2003, income from operations decreased 49.7% to $36.5 million (3.4% of net sales) from $72.6 million (7.0% of net sales) during the three months ended June 30, 2002. For the six months ended June 30, 2003, income from operations decreased 60.3% to $31.5 million (1.6% of net sales) from $79.3 million (4.2% of net sales) in the six months ended June 30, 2002. (See further discussion below under Segment Analysis.)

Net interest expense in the three months ended June 30, 2003 was $12.1 million compared to $12.4 million in the same period of 2002. In the six months ended June 30, 2003, net interest expense was $24.1 million compared to $25.1 million in the six months ended June 30, 2002. The decreases resulted from lower average debt levels offset by slightly higher interest rates resulting from a larger percentage of non-U.S. debt.

In January 2002, we sold our air conditioning operations in Australia for $12.1 million. The sale resulted in a loss of $10.7 million.

Equity in earnings of affiliates was $2.5 million during the three months ended June 30, 2003 as compared to $2.0 million during the three months ended June 30, 2002. For the six months ended June 30, 2003, equity in earnings of affiliates was $3.6 million as compared to $2.6 million for the same period of 2002. The increase was primarily the result of improved performance of Scroll Technologies and other affiliates.

The income tax provision of $7.7 million and $5.3 million for the three and six months ended June 30, 2003, respectively, and $14.0 million and $12.6 million for the three and six months ended June 30, 2002, respectively, relates to both U.S. and non-U.S. operations. The effective tax rate was 28.5% and 22.5% for the three months ended June 30, 2003 and 2002, respectively. The effective tax rate was 49.0% in the six months ended June 30, 2003 as compared to 27.4% in the six months ended June 30, 2002. The increase in the effective rate for the three and six month periods resulted from limited tax benefits associated with certain restructuring related actions recorded in 2003.

Income before cumulative effect of a change in accounting principle, as a result of the above factors, was $19.2 million during the three months ended June 30, 2003 as compared to $48.2 million during the three months ended June 30, 2002. For the six months ended June 30, 2003, income before cumulative effect of a change in accounting principle was $5.6 million compared to $33.5 million for the same period of 2002.

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

SEGMENT ANALYSIS

The following table sets forth net sales and income from operations by segment (in thousands):

                                            THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                2003           2002           2003           2002
                                            ------------   ------------   ------------   ------------
Net sales:
Global Applied:
    Americas                                $   362,839    $   352,694    $   660,252    $   656,308
    Europe, Middle East, and Africa             335,702        285,893        597,754        503,910
    Asia                                        131,987        112,088        222,106        192,789
    Intragroup sales                            (54,252)       (41,436)       (94,618)       (75,290)
                                            -----------    -----------    -----------    -----------
                                                776,276        709,239      1,385,494      1,277,717
Unitary Products Group                          222,949        214,808        386,491        373,143
Bristol Compressors                             138,837        163,698        276,399        319,654
Eliminations                                    (53,645)       (43,652)       (95,610)       (84,889)
                                            -----------    -----------    -----------    -----------
                Net sales                   $ 1,084,417    $ 1,044,093    $ 1,952,774    $ 1,885,625
                                            ===========    ===========    ===========    ===========

Income from operations:
Global Applied:
    Americas                                $    16,815    $    18,341    $    14,059    $    21,667
    Europe, Middle East, and Africa              12,451         17,871         13,040         20,124
    Asia                                         22,423         16,974         32,116         23,957
                                            -----------    -----------    -----------    -----------
                                                 51,689         53,186         59,215         65,748
Unitary Products Group                           24,049         18,282         32,269         15,842
Bristol Compressors                              11,930         12,788         23,259         29,123
General corporate expenses, eliminations,
    and other non-allocated items               (16,130)       (11,640)       (30,245)       (20,936)
Charges and other expenses                      (35,030)            --        (53,016)       (10,476)
                                            -----------    -----------    -----------    -----------
                Income from operations      $    36,508    $    72,616    $    31,482    $    79,301
                                            ===========    ===========    ===========    ===========

Global Applied

Global Applied net sales for the three months ended June 30, 2003 increased 9.5% to $776.3 million from $709.2 million for the same period in 2002. Net sales for the six months ended June 30, 2003 increased 8.4% to $1,385.5 million as compared to $1,277.7 million for the same period of 2002. Europe, Middle East, and Africa (EMEA) revenue increased due to the strengthening Euro, and Asian equipment sales increased due to continued growth in China. Revenue increases in the Americas were hindered by the weak commercial market. Global Applied service revenue increased 12.1% to $274.3 million in the three months ended June 30, 2003 from $244.7 million in the three months ended June 30, 2002.

Global Applied income from operations for the three months ended June 30, 2003 decreased 2.8% to $51.7 million (6.7% of net sales) from $53.2 million (7.5% of net sales) for the same period in 2002. Income from operations for the six months ended June 30, 2003 decreased 9.9% to $59.2 million (4.3% of net sales) as compared to $65.7 million (5.1% of net sales) for the six months ended June 30, 2002. Reduced margins resulting from lower equipment volume in the Americas and significant pricing pressure in the large equipment market were partially offset by improved operating costs and higher volume in Asia. Expenses increased as a result of increased pension, medical, and insurance costs and continued investments in service infrastructure, information technology capabilities, and product development.

Unitary Products Group (UPG)

UPG net sales for the three months ended June 30, 2003 increased 3.8% to $222.9 million from $214.8 million for the same period in 2002. Net sales for the six months ended June 30, 2003 increased 3.6% to $386.5 million as compared to $373.1 million for the same period of 2002. Pricing increases and increased shipments of residential and commercial products were partially offset by lower manufactured housing product shipments.

UPG income from operations for the three months ended June 30, 2003 increased 31.5% to $24.0 million (10.8% of net sales) from $18.3 million (8.5% of net sales) for the same period in 2002. Income from operations for the six months ended June 30, 2003 increased 103.7% to $32.3 million (8.3% of net sales) as compared to $15.8 million (4.2% of net sales for the six months ended June 30, 2002. In the six months ended June 30, 2002, we recorded a write-off of a $5.9 million receivable related to a distributor that became insolvent. In addition, better results in the three and six months ended June 30, 2003 resulted from improvements in production efficiency and shipping costs, partially offset by increasing steel costs.

Bristol Compressors (Bristol)

Bristol net sales for the three months ended June 30, 2003 decreased 15.2% to $138.8 million from $163.7 million for the same period in 2002. Net sales for the six months ended June 30, 2003 decreased 13.5% to $276.4 million as compared to $319.7 million for the same period of 2002. The volume declines relate primarily to a decline in the North America unitary market, the impact of original equipment manufacturer's continuing to drive further component reductions, and reductions in international sales of compressors for room air conditioners.

Bristol income from operations for the three months ended June 30, 2003 decreased 6.7% to $11.9 million (8.6 % of net sales) from $12.8 million (7.8% of net sales) for the same period in 2002. Income from operations for the six months ended June 30, 2003 decreased 20.1% to $23.3 million (8.4% of net sales) as compared to $29.1 million (9.1% of net sales) for the six months ended June 30, 2002. Reduced volume and lower productivity levels resulting from the integration of products from the Sparta facility negatively impacted results. Although productivity has improved from the second half of 2002, unit costs in the three and six months ended June 30, 2003 were higher than in the three and six months ended June 30, 2002.

Other

General corporate expenses, eliminations, and other non-allocated items increased 38.6% to $16.1 million for the three months ended June 30, 2003 as compared to $11.6 million for the same period in 2002. For the six months ended June 30, 2003, general corporate expenses, eliminations, and other non-allocated items increased 44.5% to $30.2 million from $20.9 million for the same period of 2002. The increase was primarily due to increases in pension, insurance, and medical costs and increased investments in information technology.

Charges and other expenses are as follows (in thousands):

                                       THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                         2003               2002            2003             2002
                                       --------           --------        --------        ---------
By segment:
-----------
Global Applied:
    Americas                           $  3,896           $     --        $  7,467        $    262
    EMEA                                 22,910                 --          35,255            (205)
    Asia                                    696                 --           2,766             445
                                       --------           --------        --------        --------
                                         27,502                 --          45,488             502
Unitary Products Group                    7,500                 --           7,500           7,035
Bristol Compressors                          28                 --              28           2,939
                                       --------           --------        --------        --------
                                       $ 35,030           $     --        $ 53,016        $ 10,476
                                       ========           ========        ========        ========

By type:
--------                                                                                  --------
Charges to operations, net             $ 34,278           $     --        $ 52,264        $  2,818
Related operating
    expenses included in
     cost of goods sold                     752                 --             752           7,658
                                       --------           --------        --------        --------
                                       $ 35,030           $     --        $ 53,016        $ 10,476
                                       ========           ========        ========        ========

Operating expenses in 2003 related to the Americas' cost reduction actions. Operating expenses in 2002 related to the UPG and Bristol plant consolidations and a previously discontinued UPG product line.

LIQUIDITY AND CAPITAL RESOURCES

Working capital requirements are generally met through a combination of internally generated funds, bank lines of credit, financing of trade receivables, and credit terms from suppliers which approximate receivable terms to our customers. Additional sources of working capital include customer deposits and progress payments.

Working capital increased $13.8 million to $450.4 million as of June 30, 2003 as compared to $436.6 million as of December 31, 2002. The increase resulted from increases in receivables due to normal seasonal trends and higher inventory levels, partially offset by increases in accounts payable and accrued expenses and decreases in cash and cash equivalents. The current ratio was 1.49 as of June 30, 2003 as compared to 1.52 as of December 31, 2002.

Capital expenditures were $35.9 million in the six months ended June 30, 2003 and June 30, 2002. Capital expenditures, which relate to information system improvements, the introduction of new products, and equipment replacement, are currently expected to approximate depreciation and amortization during 2003.

Cash dividends of $0.15 per share and $0.30 per share were paid on common stock in the three and six months ended June 30, 2003, respectively. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as our profitability, financial condition, cash requirements, future prospects, and other factors deemed relevant by the Board of Directors.

Total indebtedness was $621.2 million as of June 30, 2003, primarily consisting of $500 million of senior notes, $50.2 million outstanding under domestic bank lines, and $20 million outstanding under the Five Year Credit Agreement. The senior notes mature at dates ranging from 2006 to 2012 and carry fixed rates ranging from 5.80% to 6.70%.

We have available a $400 million Five Year Credit Agreement, which expires on May 29, 2006, and a $200 million 364-Day Credit Agreement, which expires on March 13, 2004 (collectively, the Agreements). As of December 31, 2002, we had available the $400 million Five Year Credit Agreement and a $300 million 364-Day Credit Agreement. As of June 30, 2003, $20 million was outstanding under the Agreements. No amounts were outstanding under the Agreements as of December 31, 2002.

The $400 million Five Year Credit Agreement provides for borrowings at the London InterBank Offering Rate (LIBOR) plus 1.175%, and the $200 million 364-Day Credit Agreement provides for borrowings at LIBOR plus 1.225%. We pay annual fees of 0.20% on the $400 million facility and 0.15% on the $200 million facility. The Agreements allow for borrowings at specified bid rates. As of June 30, 2003 and December 31, 2002, the three-month LIBOR rate was 1.13% and 1.38%, respectively. The Agreements contain financial covenants requiring us to maintain certain financial ratios and standard provisions limiting leverage and liens. We were in compliance with these financial covenants as of June 30, 2003 and December 31, 2002.

We have additional annually renewable domestic bank lines that provide for total borrowings of up to $75 million and $50 million as of June 30, 2003 and December 31, 2002, respectively. As of June 30, 2003, $50.2 million was outstanding under the domestic bank lines. No amounts were outstanding as of December 31, 2002. Our non-U.S. subsidiaries maintain bank credit facilities in various currencies that provide for total borrowings of $370.3 million and $384.5 million as of June 30, 2003 and December 31, 2002, respectively. As of June 30, 2003 and December 31, 2002, $29.1 million and $28.4 million, respectively, were outstanding under the non-U.S. facilities, with remaining availability of $275.6 million and $282.5 million, respectively, after bank guarantees and letters of credit usage.

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

In accordance with the facility, YRFLLC has sold $150 million and $155 million of an undivided interest in trade receivables as of June 30, 2003 and December 31, 2002, respectively, resulting in a reduction of receivables reflected in our consolidated condensed balance sheets. The discount rate on trade receivables sold was 1.02% and 1.40% as of June 30, 2003 and December 31, 2002, respectively. The program fee on trade receivables sold was 0.50% and 0.338% as of June 30, 2003 and December 31, 2002, respectively.

We believe that we will be able to satisfy our principal and interest payment obligations and our working capital and capital expenditure requirements from operating cash flows together with the availability under the Agreements. The Agreements and additional bank lines support seasonal working capital needs and are available for general corporate purposes.

We have access to bank lines of credit and have the ability to borrow under the Agreements as long as we continue to meet the financial covenants or until expiration of the Agreements. The primary financial covenants are the earnings before interest, taxes, depreciation, and amortization (EBITDA) interest coverage and the debt to capital ratio, as defined under the Agreements. As of June 30, 2003, our EBITDA interest coverage was 5.0, exceeding the minimum requirement of 3.5. As of June 30, 2003, our debt to capital ratio was 44%, below the maximum allowed of 52%.

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

OUTLOOK

Given the current economic and political environments, we expect weak commercial equipment markets to continue to affect results for the remainder of 2003, with pricing and margin levels remaining consistent with 2002. We anticipate that the U.S. unitary market will be at volume levels slightly lower than 2002. We expect to realize further benefits from prior year cost reduction actions and continued growth in our service businesses. Externally driven cost increases in pension, insurance, and medical costs and escalating steel prices will substantially offset the benefits expected to be realized from service growth and cost reductions. Furthermore, we are in the process of implementing additional actions to improve long-term performance, which will result in significant implementation costs and impairment charges. In addition to cost reductions associated with the announced organizational changes, actions include further reduction of manufacturing capacity, elimination of certain product lines, and closure of several small, non-core businesses. We expect these actions to result in additional costs of approximately $57 million during the second half of 2003. We expect continued debt reduction during the second half of 2003.

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

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus requires an approach to determine whether we should divide an arrangement with multiple deliverables into separate units of accounting. We will adopt the consensus on a prospective basis effective July 1, 2003. We do not expect the consensus to have a material impact on our consolidated condensed financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." The interpretation addresses consolidation of variable interest entities which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or (2) the equity investors lack the essential characteristics of a controlling financial interest. The interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which we obtain an interest after that date. Beginning on July 1, 2003, it applies to variable interest entities in which we hold a variable interest that we acquired prior to February 1, 2003. Effective July 1, 2003, we will consolidate the variable interest entity used to transact our December 1999 synthetic lease. As a result, our financial statements will reflect approximately $82 million of incremental debt, $23 million of incremental net machinery and equipment, $11 million of incremental deferred tax assets, a $16 million reduction to stockholders' equity, and a $32 million reduction to other long-term liabilities. We may apply the interpretation by restating previously issued financial statement for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated or as a cumulative-effect adjustment as of July 1, 2003.

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

To the extent we have made "forward-looking statements," certain risk factors could cause actual results to differ materially from those anticipated in such forward-looking statements including, but not limited to competition, government regulation, litigation, work stoppages, environmental considerations, and the successful implementation of our cost reduction initiatives. Unseasonably cool weather in various parts of the world could adversely affect our UPG and Global Applied air conditioning businesses and, similarly, the Bristol Compressors business. Bristol is also dependent on the successful development and introduction of new products. The Global Applied air conditioning business could also be affected by a further slowdown in the large chiller market and by the acceptance of new product introductions. Global Applied could be negatively impacted by reductions in commercial construction. Our ability to effectively implement price increases to offset higher costs is dependent on market conditions and the competitive environment. The financial position and financial results of our foreign locations could be negatively impacted by the translation effect of currency fluctuations and by political changes including nationalization or expropriation of assets. In addition, our overall performance could be affected by declining worldwide economic conditions or slowdowns resulting from world events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responsive to this item as of December 31, 2002 appears under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations, Market Risk," on pages 9 to 11 of the Annual Financial Statements and Review of Operations filed as Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2002. There was no material change in such information as of June 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

         As of June 30, 2003, we carried out an evaluation, under the supervision and with the participation of company management, including the Chief Executive Officer, President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer, President, and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

(b)      Changes in Internal Controls

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 1. LEGAL PROCEEDINGS

         As discussed in our Form 10-K filed March 7, 2003 and Form 10-Q filed May 13, 2003, a case captioned American Standard, Inc. and American Standard International Inc. v. York International Corporation and York International, S.A. de C.V. was filed in the Federal District for the Western District of Wisconsin. American Standard, a competitor of ours, alleged that two component parts of three models of chillers manufactured by us infringe two patents held by American Standard. In September 2002, a jury found that both patents were invalid, resulting in a finding that we had no liability to American Standard. American Standard filed a post-trial motion asking the judge to overturn the jury's finding of invalidity with respect to one of the patents. On December 18, 2002, the judge denied American Standard's motion. The judge also awarded us costs in the amount of $0.1 million and reasonable attorneys' fees for defending the matter, which were not quantified at that time. On April 1, 2003, the judge awarded us $1.3 million as reimbursement for legal fees and amended the original judgment to hold additional claims of both patents invalid. American Standard filed a notice of appeal from the judge's rulings. Subsequent discussions between the parties resulted in an agreement to settle the matter with a payment from American Standard to us.

ITEM 2. CHANGES IN SECURITIES

                  Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Registrant's annual meeting of Stockholders was held on May 22, 2003

         (b) Proxies were solicited for the meeting. All nominees for Director were elected and item (c) 2 (see below) was approved.

         (c) The following votes were cast at the Annual Meeting for the matters indicated below:

1.  Election of Directors               Votes For            Votes Withheld
    ---------------------               ---------            --------------
Gerald C. McDonough                     33,372,232               642,713
Michael R. Young                        33,440,196               574,749
W. Michael Clevy                        33,374,339               640,606
J. Roderick Heller, III                 33,444,738               570,207
Robert F. B. Logan                      32,991,618             1,023,327
Paul J. Powers                          33,374,650               640,295
Donald M. Roberts                       32,921,798             1,093,147
James A. Urry                           32,991,665             1,023,280

                                        Votes For            Votes Against          Abstentions
                                        ---------            -------------          -----------
2.  The appointment of KPMG LLP         32,626,599             1,373,064              15,282
    as independent auditors

ITEM 5.  OTHER INFORMATION

                  Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 10.1 - First Amendment to the York International Corporation Executive Deferred Compensation Plan*

                  Exhibit 10.2 - Amendment No. 2 to the York International Corporation Supplemental Executive Retirement Plan*

                  Exhibit 31.1 - Certification of the Chief Executive Officer of York International Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

                  Exhibit 31.2 - Certification of the President of York International Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

                  Exhibit 31.3 - Certification of the Chief Financial Officer of York International Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

                  Exhibit 32.1 - Certification of the Chief Executive Officer and Chief Financial Officer of York International Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

                  * Submitted electronically herewith

         (b)      Reports on Form 8-K

                  Current Report on Form 8-K dated July 23, 2003, containing a press release, dated July 23, 2003, setting forth our second quarter 2003 results (Such press release is not incorporated by reference herein or deemed "filed" within the meaning of
                  Section 18 of the Securities Act of 1933.)

                  Current Report on Form 8-K dated June 24, 2003, containing a press release, dated June 24, 2003, announcing the election of a new President and a new Vice President and Chief Financial Officer

                  Current Report on Form 8-K dated June 13, 2003, containing a press release, dated June 13, 2003, announcing the election of a new Vice President, Human Resources

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned unto duly authorized.

                                      YORK INTERNATIONAL CORPORATION
                                      ------------------------------
                                                 Registrant

Date July 31, 2003                             /S/ M. David Kornblatt
                                      -----------------------------------------
                                      M. David Kornblatt,
                                      Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.                            DESCRIPTION

    10.1 First Amendment to the York International Corporation Executive Deferred Compensation Plan*

    10.2 Amendment No. 2 to the York International Corporation Supplemental Executive Retirement Plan*

    31.1 Certification of the Chief Executive Officer of York International Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

    31.2 Certification of the President of York International Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

    31.3 Certification of the Chief Financial Officer of York International Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

    32.1 Certification of the Chief Executive Officer and Chief Financial Officer of York International Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

       *    Submitted electronically herewith