Form 10-Q
period 2003-09-30
YORK INTERNATIONAL CORP /DE/
filed 2003-10-31
CIK 842662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                                       YES [X]          NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at October 31, 2003
           -----                                 -------------------------------

Common Stock, par value $.005                            40,071,957 shares

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                      INDEX

                                                                                   Page No.
PART I.  FINANCIAL INFORMATION

  Item 1.     Financial Statements

              Consolidated Condensed Statements of Operations - (unaudited)
              Three Months and Nine Months Ended September 30, 2003 and 2002         3

              Consolidated Condensed Balance Sheets -
              September 30, 2003 (unaudited) and December 31, 2002                   4

              Consolidated Condensed Statements of Cash Flows - (unaudited)
              Nine Months Ended September 30, 2003 and 2002                          5

              Notes to Consolidated Condensed Financial Statements (unaudited)       6

  Item 2.     Management's Discussion and Analysis of Results of Operations
              and Financial Condition                                               18

  Item 3.     Quantitative and Qualitative Disclosures About Market Risk            24

  Item 4.     Controls and Procedures                                               24

PART II.  OTHER INFORMATION

  Item 1.     Legal Proceedings                                                     25

  Item 2.     Changes in Securities                                                 25

  Item 3.     Defaults Upon Senior Securities                                       25

  Item 4.     Submission of Matters to a Vote of Security Holders                   25

  Item 5.     Other Information                                                     25

  Item 6.     Exhibits and Reports on Form 8-K                                      25

Signatures                                                                          27

Exhibit Index                                                                       28

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Condensed Statements of Operations (unaudited)
(in thousands, except per share data)

                                                                        THREE MONTHS ENDED SEPT. 30,  NINE MONTHS ENDED SEPT. 30,
                                                                            2003            2002          2003           2002
                                                                        -----------      -----------  ------------   ------------
Net sales                                                               $ 1,008,958      $  946,774   $  2,961,732   $  2,832,399

Cost of goods sold                                                         (817,896)       (767,373)    (2,384,206)    (2,290,150)
                                                                        -----------      ----------   ------------   ------------

                Gross profit                                                191,062         179,401        577,526        542,249

Selling, general, and administrative expenses                              (163,032)       (135,267)      (468,860)      (416,084)

Restructuring and other charges, net                                        (12,140)             --        (61,294)        (2,730)
                                                                        -----------      ----------   ------------   ------------

                Income from operations                                       15,890          44,134         47,372        123,435

Interest expense, net                                                       (12,331)        (11,746)       (36,462)       (36,895)

Loss on divestiture                                                              --              --             --        (10,683)

Equity in earnings of affiliates                                              2,160           1,206          5,725          3,814
                                                                        -----------      ----------   ------------   ------------

                Income before income taxes and
                    cumulative effect of changes
                    in accounting principles                                  5,719          33,594         16,635         79,671

Benefit (provision) for income taxes                                          4,264          (7,559)        (1,082)       (20,162)
                                                                        -----------      ----------   ------------   ------------

                Income before cumulative effect of
                    changes in accounting principles                          9,983          26,035         15,553         59,509

Cumulative effect of changes in accounting
     principles                                                             (15,413)             --        (15,413)      (179,436)
                                                                        -----------      ----------   ------------   ------------

                Net (loss) income                                       $    (5,430)     $   26,035   $        140   $   (119,927)
                                                                        ===========      ==========   ============   ============

Basic (loss) earnings per share:
     Income before cumulative effect of
         changes in accounting principles                               $      0.25      $     0.66   $       0.39   $       1.51
     Cumulative effect of changes in
         accounting principles                                                (0.39)             --          (0.39)         (4.56)
                                                                        -----------      ----------   ------------   ------------

     Net (loss) income                                                  $     (0.14)     $     0.66   $         --   $      (3.05)
                                                                        ===========      ==========   ============   ============

Diluted (loss) earnings per share:
     Income before cumulative effect of
         changes in accounting principles                               $      0.25      $     0.65   $       0.39   $       1.49
     Cumulative effect of changes in
         accounting principles                                                (0.38)             --          (0.39)         (4.50)
                                                                        -----------      ----------   ------------   ------------
     Net (loss) income                                                  $     (0.13)     $     0.65   $         --   $      (3.01)
                                                                        ===========      ==========   ============   ============

Cash dividends per share                                                $      0.15      $     0.15   $       0.45   $       0.45
                                                                        ===========      ==========   ============   ============

Weighted average common shares and
     common equivalents outstanding:
                Basic                                                        39,653          39,445         39,556         39,355
                Diluted                                                      40,304          39,786         39,908         39,852

See accompanying notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(in thousands)

                                                              SEPT. 30, 2003  DECEMBER 31,
                                                                (UNAUDITED)      2002
                                                              --------------  ------------
ASSETS

Current assets:
     Cash and cash equivalents                                  $   46,973     $   92,940
     Receivables, net                                              636,055        627,067
     Inventories                                                   524,375        473,779
     Prepayments and other current assets                          124,110         81,461
                                                                ----------     ----------

         Total current assets                                    1,331,513      1,275,247

Deferred income taxes                                               74,522         69,696
Investments in affiliates                                           28,175         29,389
Property, plant, and equipment, net                                521,282        500,318
Goodwill                                                           517,207        504,963
Intangibles, net                                                    34,477         32,000
Deferred charges and other assets                                  105,266         94,509
                                                                ----------     ----------

         Total assets                                           $2,612,442     $2,506,122
                                                                ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable and current portion of long-term debt        $   29,169     $   32,709
     Accounts payable and accrued expenses                         844,850        768,748
     Income taxes                                                   37,619         37,202
                                                                ----------     ----------

         Total current liabilities                                 911,638        838,659

Long-term warranties                                                50,516         44,748
Long-term debt                                                     610,632        618,224
Postretirement and postemployment benefits                         269,043        244,522
Other long-term liabilities                                         47,194         77,155
                                                                ----------     ----------

         Total liabilities                                       1,889,023      1,823,308

Stockholders' equity                                               723,419        682,814
                                                                ----------     ----------

         Total liabilities and stockholders' equity             $2,612,442     $2,506,122
                                                                ==========     ==========

See accompanying notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (unaudited)
(in thousands)

                                                                                NINE MONTHS ENDED SEPT. 30,
                                                                                   2003             2002
                                                                                ----------      -----------
Cash flows from operating activities:
     Net income (loss)                                                          $      140      $ (119,927)
     Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
             Cumulative effect of changes in accounting principles                  15,413         179,436
             Depreciation and amortization of property, plant, and equipment        50,718          45,363
             Amortization of deferred charges and intangibles                        2,828           2,039
             Provision for doubtful receivables                                     10,295          12,097
             Effect of non-cash charges                                             47,171           1,631
             Loss on divestiture                                                        --          10,683
             Deferred income taxes                                                   5,900          12,176
             Loss on sale of fixed assets                                            1,703             982
             Other                                                                  (3,032)         (1,359)
             Change in assets and liabilities net of effects from
                acquisitions and divestitures:
                    Receivables, net                                                10,759         (11,199)
                    Inventories                                                    (37,101)         20,269
                    Prepayments and other current assets                           (42,370)         (2,390)
                    Accounts payable and accrued expenses                           53,866          19,576
                    Income taxes                                                       420          13,173
                    Other long-term assets and liabilities                           3,752           4,360
                                                                                ----------      ----------

                Net cash provided by operating activities                          120,462         186,910
                                                                                ----------      ----------

Cash flows from investing activities:
     Capital expenditures                                                          (53,961)        (49,321)
     Proceeds from divestiture, net                                                     --          12,071
     Purchases of other companies, net of cash acquired                             (3,343)         (2,248)
     Proceeds from sale of fixed assets                                              3,030           5,658
                                                                                ----------      ----------

                Net cash used by investing activities                              (54,274)        (33,840)
                                                                                ----------      ----------

Cash flows from financing activities:
     Net reduction in sale of receivables                                           (5,000)             --
     Net payments of short-term debt                                                (3,312)         (4,507)
     Net payments of commercial paper borrowings                                        --        (127,769)
     Net proceeds from credit agreement                                             70,000              --
     Payment of senior notes                                                      (100,000)             --
     Net proceeds (payments) on other long-term debt                                23,961          (1,300)
     Payment of sale-leaseback obligation                                          (82,397)             --
     Common stock issued                                                             3,033           6,246
     Treasury stock purchases                                                           (7)            (32)
     Dividends paid                                                                (17,899)        (17,727)
                                                                                ----------      ----------

                Net cash used by financing activities                             (111,621)       (145,089)
                                                                                ----------      ----------

Effect of exchange rate changes on cash and cash equivalents                          (534)           (244)
                                                                                ----------      ----------

                Net (decrease) increase in cash and cash equivalents               (45,967)          7,737

Cash and cash equivalents at beginning of period                                    92,940          39,434
                                                                                ----------      ----------
Cash and cash equivalents at end of period                                      $   46,973      $   47,171
                                                                                ==========      ==========

See accompanying notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes To Consolidated Condensed Financial Statements (unaudited)

(1)      FINANCIAL STATEMENTS

         The consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. We believe that the information presented is not misleading and the disclosures are adequate. In our opinion, our consolidated condensed financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2003 and December 31, 2002, our results of operations for the three and nine months ended September 30, 2003 and 2002, and our cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

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

(2)      INVENTORIES

         Inventories consist of (in thousands):

                                          SEPT. 30,  DECEMBER 31,
                                            2003         2002
                                          ---------  ------------
Raw material                              $ 141,819    $ 126,227
Work in progress                            150,127      116,784
Finished goods                              232,429      230,768
                                          ---------    ---------
         Total                            $ 524,375    $ 473,779
                                          =========    =========

(3)      RECEIVABLES, NET

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

         In accordance with the facility, YRFLLC has sold $150 million and $155 million of an undivided interest in trade receivables as of September 30, 2003 and December 31, 2002, respectively, resulting in a reduction of receivables reflected in our consolidated condensed balance sheets. The discount rate on trade receivables sold was 1.07% and 1.40% as of September 30, 2003 and December 31, 2002, respectively. The program fee on trade receivables sold was 0.50% and 0.338% as of September 30, 2003 and December 31, 2002, respectively.

(4)      GOODWILL

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

         The changes in the carrying amount of goodwill for the nine months ended September 30, 2003, by segment, are as follows (in thousands):

                                                         NET       FOREIGN
                                        BALANCE AS OF  GOODWILL    CURRENCY   BALANCE AS OF
                                        DEC. 31, 2002  ACQUIRED  FLUCTUATION  SEPT. 30, 2003
                                        -------------  --------  -----------  --------------
Global Applied:
     Americas                             $  92,464     $    --    $    457      $  92,921
     EMEA                                   107,873          49      10,537        118,459
     Asia                                   107,873       1,027         174        109,074
                                          ---------     -------    --------      ---------
                                            308,210       1,076      11,168        320,454
Unitary Products Group                      140,440          --          --        140,440
Bristol Compressors                          56,313          --          --         56,313
                                          ---------     -------    --------      ---------
                                          $ 504,963     $ 1,076    $ 11,168      $ 517,207
                                          =========     =======    ========      =========

(5)      INTANGIBLES, NET

         The following table summarizes the major intangible asset classes subject to amortization included in our consolidated condensed balance sheets as of September 30, 2003 and December 31, 2002 (in thousands):

                                     GROSS CARRYING   ACCUMULATED  NET CARRYING
                                          AMOUNT     AMORTIZATION     AMOUNT
                                     --------------  ------------  ------------
September 30, 2003
Trade names and trademarks              $ 39,088        $ 5,883      $ 33,205
Other                                      2,268            996         1,272
                                        --------        -------      --------
                                        $ 41,356        $ 6,879      $ 34,477
                                        ========        =======      ========

December 31, 2002

Trade names and trademarks              $ 35,693        $ 4,375      $ 31,318
Other                                      1,448            766           682
                                        --------        -------      --------
                                        $ 37,141        $ 5,141      $ 32,000
                                        ========        =======      ========

         Amortization expense for trade names and trademarks and other intangible assets for the three and nine months ended September 30, 2003 was $0.3 million and $1.3 million, respectively. For the three and nine months ended September 30, 2002, amortization expense for trade names and trademarks and other intangible assets was $0.3 million and $0.9 million, respectively.

         The following table estimates the amount of amortization expense for trade names and trademarks and other intangible assets for the remainder of 2003 and each of the fiscal years indicated (in thousands):

2003 (October 1 - December 31)              $      348
2004                                             1,357
2005                                             1,332
2006                                             1,331
2007                                             1,231
Thereafter                                      28,878
                                            ----------
                                            $   34,477
                                            ==========

(6)      NOTES PAYABLE AND LONG-TERM DEBT

         As of September 30, 2003 and December 31, 2002, our indebtedness consisted of senior notes, borrowings under our credit agreements, and various other bank and term loans. In March 2003, we amended our Five Year Credit Agreement and renewed our 364-Day Credit Agreement at a $200 million level. We have a $400 million Five Year Credit Agreement, which expires on May 29, 2006, and a $200 million 364-Day Credit Agreement, which expires on March 13, 2004 (collectively, the Agreements). As of December 31, 2002, we had the $400 million Five Year Credit Agreement and a $300 million 364-Day Credit Agreement. As of September 30, 2003, $70 million was outstanding under the Agreements. No amounts were outstanding under the agreements as of December 31, 2002.

         The $400 million Five Year Credit Agreement provides for borrowings at the London InterBank Offering Rate (LIBOR) plus 1.175%, and the $200 million 364-Day Credit Agreement provides for borrowings at LIBOR plus 1.225%. We pay annual fees of 0.20% on the $400 million facility and 0.15% on the $200 million facility. The Agreements allow for borrowings at specified bid rates. As of September 30, 2003 and December 31, 2002, the three-month LIBOR rate was 1.14% and 1.38%, respectively. The Agreements contain financial covenants requiring us to maintain certain financial ratios and standard provisions limiting leverage and liens. We were in compliance with these financial covenants as of September 30, 2003 and December 31, 2002.

         We have annually renewable domestic bank lines that provide for total borrowings of up to $75 million and $50 million as of September 30, 2003 and December 31, 2002, respectively. As of September 30, 2003, $25 million was outstanding under the domestic bank lines. No amounts were outstanding as of December 31, 2002. Our non-U.S. subsidiaries maintain bank credit facilities in various currencies that provide for total borrowings of $380.3 million and $384.5 million as of September 30, 2003 and December 31, 2002, respectively. As of September 30, 2003 and December 31, 2002, $26.0 million and $28.4 million, respectively, were outstanding under the non-U.S. facilities, with remaining availability of $280.6 million and $282.5 million, respectively, after bank guarantees and letters of credit usage.

         Notes payable and long-term debt consist of (in thousands):

                                                                       SEPT. 30,  DECEMBER 31,
                                                                         2003        2002
                                                                      ---------   -----------
Notes payable and current portion of long-term debt:
  Bank loans (primarily foreign currency)                             $  26,049    $  29,361
  Current portion of long-term debt                                       3,120        3,348
                                                                      ---------    ---------
    Total                                                             $  29,169    $  32,709
                                                                      =========    =========

Long-term debt:
  Domestic bank lines at an average rate of 1.71% in 2003             $  25,000    $      --
  Five Year Credit Agreement at an average rate of 2.30% in 2003         70,000           --
  Senior notes, 6.75% interest, due March 2003                               --      100,000
  Senior notes, 6.625% interest, due August 2006                        200,000      200,000
  Senior notes, 6.70% interest, due June 2008                           200,000      200,000
  Senior notes, 5.80% interest, due November 2012                       100,000      100,000
  Other (primarily foreign bank loans) at an average
  rate of 6.68% in 2003 and 6.64% in 2002                                18,752       21,572
                                                                      ---------    ---------

    Total                                                               613,752      621,572
Less current portion                                                     (3,120)      (3,348)
                                                                      ---------    ---------
Noncurrent portion                                                    $ 610,632    $ 618,224
                                                                      =========    =========

(7)      GUARANTEES AND WARRANTIES

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

         We issue various types of guarantees in the normal course of business. As of September 30, 2003, we have the following guarantees outstanding (in thousands):

Standby letters of credit and surety bonds       $   103,839
Performance guarantees                               158,496
Commercial letters of credit                          32,653
Guarantee of affiliate debt                           30,000

         Changes in our warranty liabilities for the nine months ended September 30, 2003 are as follows (in thousands):

   BALANCE                 PAYMENTS                ACCRUALS FOR                BALANCE
    AS OF                 MADE UNDER                WARRANTIES                  AS OF
DEC. 31, 2002             WARRANTIES                  ISSUED               SEPT. 30, 2003
-------------             ----------              --------------           --------------
  $  87,940                $ 46,925                 $   54,498               $    95,513

(8)      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

         During the nine months ended September 30, 2003, certain commodity hedges were discontinued to better match the hedge and the underlying commodity. The discontinuance of these cash flow hedges did not result in any significant gains or losses. Recognized gains or losses for the nine months ended September 30, 2003 and 2002 as a result of the discontinuance of currency cash flow hedges were immaterial.

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

         As of September 30, 2003, we forecasted that $0.7 million of net losses in accumulated other comprehensive losses will be reclassified into earnings within the next twelve months.

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

         As of September 30, 2003, we forecasted that $2.2 million of net gains in accumulated other comprehensive losses will be reclassified into earnings within the next twelve months.

         Interest Rate Hedging

         We manage our interest rate risk by entering into both fixed and variable rate debt. In addition, we enter into interest rate swap contracts in order to achieve a balanced mix of fixed and variable rate indebtedness.

         As of September 30, 2003, we had interest rate swap contracts to pay variable interest, based on the six-month LIBOR rate, and receive a fixed rate of interest of 6.625% on a notional amount of $100 million. As of September 30, 2003, the fair value of these swap contracts was an unrealized gain of $8.9 million. We have designated our outstanding interest rate swap contracts as fair value hedges of an underlying fixed rate debt obligation. The fair value of these contracts is recorded in other long-term assets or liabilities with a corresponding increase or decrease in the fixed rate debt obligation. The change in fair values of both the fair value hedge instruments and the underlying debt obligations are recorded as equal and offsetting unrealized gains and losses in the interest expense component of the consolidated condensed statements of operations. All existing fair value hedges are determined to be 100% effective under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. As a result, there is no impact on current earnings resulting from hedge ineffectiveness.

(9)      COMPREHENSIVE (LOSS) INCOME

         Comprehensive (loss) income is determined as follows (in thousands):


                                                 THREE MONTHS ENDED SEPT. 30,  NINE MONTHS ENDED SEPT. 30,
                                                      2003          2002            2003         2002
                                                    ---------    ---------        ---------    ---------
Net (loss) income                                   $  (5,430)   $  26,035        $     140    $(119,927)
Other comprehensive (loss) income:
    Foreign currency translation adjustment            (5,934)      (3,875)          51,991       47,284
    Cash flow hedges:
       Reclassification adjustment, net of tax           (107)         351           (1,392)       3,764
       Net derivative income (loss), net of tax         1,352       (5,049)           3,657       (1,972)
    Available for sale securities, net of tax             118           --               97           --
                                                    ---------    ---------        ---------    ---------
Comprehensive (loss) income                         $ (10,001)   $  17,462        $  54,493    $ (70,851)
                                                    =========    =========        =========    =========

(10)     STOCKHOLDERS' EQUITY

         The following table summarizes our stockholders' equity as of September 30, 2003 and December 31, 2002 (in thousands, except per share data):

                                                                                    SEPT. 30,  DECEMBER 31,
                                                                                      2003        2002
                                                                                   ---------    ---------
Common stock $.005 par value; 200,000 shares authorized; issued 45,956 shares at
    September 30, 2003 and
    45,820 shares at December 31, 2002                                             $     230    $     229
Additional paid-in capital                                                           729,150      727,031
Retained earnings                                                                    309,417      327,176
Accumulated other comprehensive losses                                               (87,991)    (142,344)
Treasury stock, at cost; 6,051 shares at September 30, 2003
    and 6,169 shares at December 31, 2002                                           (224,215)    (228,591)
Unearned compensation                                                                 (3,172)        (687)
                                                                                   ---------    ---------
Total stockholders' equity                                                         $ 723,419    $ 682,814
                                                                                   =========    =========

(11)     STOCK-BASED COMPENSATION

         We apply the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock-based compensation plans. Accordingly, no compensation expense has been recognized for stock-based compensation plan awards other than restricted stock and performance-based awards. Had compensation expense for all awards, including our employee stock purchase plans, been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, our net (loss) income and (loss) earnings per share would have been adjusted to the pro forma amounts as follows (in thousands, except per share data):

                                                    THREE MONTHS ENDED SEPT. 30,   NINE MONTHS ENDED SEPT. 30,
                                                         2003         2002             2003        2002
                                                      ---------    ----------        -------    -----------
Net (loss) income - as reported                       $  (5,430)   $   26,035        $   140    $  (119,927)
Add: Stock-based employee compensation
    expense included in reported net (loss)
    income, net of related tax effects                      166            12            445             37
Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method for all
    awards, net of related tax effects                     (892)       (2,058)        (4,058)        (6,173)
                                                      ---------    ----------        -------    -----------

Pro forma net (loss) income                           $  (6,156)   $   23,989        $(3,473)   $  (126,063)
                                                      =========    ==========        =======    ===========

(Loss) earnings per share:
    Basic - as reported                               $   (0.14)   $     0.66        $    --    $     (3.05)
    Basic - pro forma                                     (0.16)         0.61          (0.09)         (3.20)
    Diluted - as reported                                 (0.13)         0.65             --          (3.01)
    Diluted - pro forma                                   (0.15)         0.60          (0.09)         (3.16)

         Pro forma net (loss) income and (loss) earnings per share reflect only stock options granted after 1994. Therefore, the full impact of calculating compensation expense under SFAS No. 123 for stock options is not reflected in the pro forma net (loss) income and (loss) earnings per share amounts presented above because compensation expense for stock options granted prior to January 1, 1995 is not considered. Since the determination of fair value of all stock options granted includes variable factors, including volatility, and additional stock option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects on reported net income and earnings per share for future years.

(12)     (LOSS) INCOME PER SHARE

         Net (loss) income as set forth in our consolidated condensed statements of operations is used in the computation of basic and diluted (loss) earnings per share information. Reconciliations of shares used in the computations of (loss) earnings per share are as follows (in thousands):

                                              THREE MONTHS ENDED SEPT. 30,   NINE MONTHS ENDED SEPT. 30,
                                                     2003     2002                 2003     2002
                                                    ------   ------               ------   ------
Weighted average common shares
    outstanding used in the computation
    of basic (loss) earnings per share              39,653   39,445               39,556   39,355
Effect of dilutive securities:
    Non-vested restricted shares                       166        1                  166        1
    Stock options                                      485      340                  186      496
                                                    ------   ------               ------   ------
Weighted average common shares and
    equivalents used in the computation
    of diluted (loss) earnings per share            40,304   39,786               39,908   39,852
                                                    ======   ======               ======   ======

Stock options not included in the (loss)
    earnings per share computation as their
    effect would have been anti-dilutive             3,148    3,849                3,975    3,849
                                                    ======   ======               ======   ======

(13)     SEGMENT INFORMATION

         Effective January 1, 2003, we consolidated our former York Refrigeration Group and Engineered Systems Group segments and reorganized management of the combined business. Our new organization is being reported in three groups, consisting of Global Applied, Unitary Products Group, and Bristol Compressors. Prior year amounts were reclassified to conform to the current presentation.

         Global Applied produces and markets heating, ventilating, air conditioning, and refrigeration equipment and provides maintenance and service of equipment manufactured by us and by others. Types of equipment include air cooled and water-cooled chillers, central air handling units, variable air volume units, screw and reciprocating compressors, condensers, evaporators, heat exchangers, ductless mini-splits, process refrigeration systems, hygienic air distribution systems, gas compression systems, and control equipment to monitor and control the entire system. Heating and air conditioning solutions are provided for buildings ranging from small office buildings and fast food restaurants to large commercial and industrial complexes. Refrigeration systems are provided for industrial applications in the food, beverage, chemical, and petroleum industries. Cooling and refrigeration systems are also supplied for use on naval, commercial, and passenger vessels. The Global Applied business is comprised of three geographic regions: the Americas; Europe, Middle East, and Africa; and Asia.

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

         General corporate expenses and charges and other expenses are not allocated to the individual segments for management reporting. General corporate expenses include certain pension, medical, and insurance costs, corporate administrative costs, and other corporate costs. Charges and other expenses include restructuring and other charges, operating expenses related to cost reduction actions, a curtailment loss related to the decision to replace our current defined benefit pension plans for U.S. salaried non-bargaining employees with a new defined contribution plan, effective January 1, 2004, and costs related to a previously discontinued product line.

         The table below represents our operating results and assets by segment (in thousands):

                                   THREE MONTHS ENDED SEPT. 30,   NINE MONTHS ENDED SEPT. 30,
                                       2003            2002          2003           2002
                                    -----------    -----------    -----------    -----------
Net sales:
    Global Applied:
       Americas                     $   339,041    $   331,300    $   999,293    $   987,608
       EMEA                             321,888        279,272        919,642        783,182
       Asia                             129,927        113,144        352,033        305,933
       Intragroup sales                 (48,495)       (41,622)      (143,113)      (116,912)
                                    -----------    -----------    -----------    -----------
                                        742,361        682,094      2,127,855      1,959,811
    Unitary Products Group              207,471        207,578        593,962        580,721
    Bristol Compressors                  99,455         97,509        375,854        417,163
    Eliminations(1)                     (40,329)       (40,407)      (135,939)      (125,296)
                                    -----------    -----------    -----------    -----------
                                      1,008,958        946,774      2,961,732      2,832,399
                                    ===========    ===========    ===========    ===========
    (1)Eliminations include the
          following intersegment
          sales:
    Global Applied                        1,113            627          2,294          1,812
    Unitary Products Group               11,867         13,304         42,343         37,142
    Bristol Compressors                  27,349         26,476         91,302         86,342
                                    -----------    -----------    -----------    -----------
    Eliminations                         40,329         40,407        135,939        125,296
                                    ===========    ===========    ===========    ===========

Income from operations:
    Global Applied:
       Americas                          15,663          9,842         29,722         31,509
       EMEA                              11,710          9,741         24,750         29,865
       Asia                              20,381         18,378         52,497         42,335
                                    -----------    -----------    -----------    -----------
                                         47,754         37,961        106,969        103,709
    Unitary Products Group               18,807         18,724         51,076         34,566
    Bristol Compressors                   2,204         (1,033)        25,463         28,090
    General corporate expenses,
       eliminations, and other
       non-allocated items              (23,808)       (11,518)       (54,053)       (32,454)
    Charges and other expenses          (29,067)            --        (82,083)       (10,476)
                                    -----------    -----------    -----------    -----------
                                         15,890         44,134         47,372        123,435
                                    -----------    -----------    -----------    -----------
Equity in earnings of affiliates:
    Global Applied:
       EMEA                                 453            405          1,840          1,583
       Asia                                 278            278            806            715
                                    -----------    -----------    -----------    -----------
                                            731            683          2,646          2,298
    Bristol Compressors                   1,429            523          3,079          1,516
                                    -----------    -----------    -----------    -----------
                                          2,160          1,206          5,725          3,814
                                    -----------    -----------    -----------    -----------

Interest expense, net                   (12,331)       (11,746)       (36,462)       (36,895)
                                    -----------    -----------    -----------    -----------

Loss on divestiture                          --             --             --        (10,683)
                                    -----------    -----------    -----------    -----------

Income before income taxes and
    cumulative effect of changes
    in accounting principles              5,719         33,594         16,635         79,671

Benefit (provision) for income
    taxes                                 4,264         (7,559)        (1,082)       (20,162)
                                    -----------    -----------    -----------    -----------

Income before cumulative
    effect of changes in
    accounting principles           $     9,983    $    26,035    $    15,553    $    59,509
                                    ===========    ===========    ===========    ===========

                                                     SEPT. 30, 2003   DEC. 31, 2002
                                                     --------------   -------------
Total assets:
    Global Applied:
       Americas                                        $   709,698      $   683,138
       EMEA                                                876,359          831,662
       Asia                                                379,971          337,303
       Eliminations and other non-allocated assets        (100,576)         (51,570)
                                                       -----------      -----------
                                                         1,865,452        1,800,533
    Unitary Products Group                                 427,273          419,540
    Bristol Compressors                                    254,545          264,111
    Eliminations and other non-allocated assets             65,172           21,938
                                                       -----------      -----------
                                                       $ 2,612,442      $ 2,506,122
                                                       ===========      ===========

(14)     CHARGES TO OPERATIONS

         In the three and nine months ended September 30, 2003, we incurred costs by segment as follows (in thousands):

                                              THREE MONTHS            NINE MONTHS
                                          ENDED SEPT. 30, 2003    ENDED SEPT. 30, 2003
                                          --------------------    --------------------
2003 Initiatives:
Global Applied:
    Americas                                    $  5,490                $ 12,205
    EMEA                                           5,639                  40,894
    Asia                                             195                   2,961
                                                --------                --------
                                                  11,324                  56,060
Unitary Products Group                             1,100                   8,600
Bristol Compressors                                  107                     135
Corporate                                            698                     698
                                                --------                --------
                                                  13,229                  65,493
                                                --------                --------
2000 AND 2001 INITIATIVES:
Global Applied
    EMEA                                             (39)                    (39)
    Asia                                            (418)                   (418)
                                                --------                --------
                                                    (457)                   (457)
                                                --------                --------

Total charges to operations, net                  12,772                  65,036
Charges reflected in cost of goods sold             (632)                 (3,742)
                                                --------                --------
Restructuring and other charges, net            $ 12,140                $ 61,294
                                                ========                ========

         2003 Initiatives

         In 2003, we initiated actions to further reduce our overall cost structure and support the implementation of our new geographic organization. These actions include the further reduction of manufacturing capacity, the elimination of certain product lines, and the exiting of several small, non-core businesses as well as cost reductions associated with the consolidation of our former Engineered Systems Group and York Refrigeration Group segments. We expect all actions to be substantially completed by December 31, 2003.

         Charges included write-downs for the impairment of assets relating to businesses or facilities to be closed or divested, severance and other accruals relating to planned reductions in workforce throughout the Company, and estimated costs related to the elimination of certain product lines.

         2000 and 2001 Initiatives

         In 2000, we initiated a cost reduction process, which included plant closures and divestitures, product line and facility rationalizations, selling, general, and administrative expense reductions, and other actions. In 2001, we expanded the scope of the cost reduction process to include additional plant closings and staff reductions. In the three months ended March 31, 2002, we recorded restructuring charges of $2.8 million, including $0.1 million charged to cost of goods sold, relating to the cost reduction process. As of December 31, 2002, all of the 2000 and 2001 actions were substantially complete. In the three months ended September 30, 2003, we recorded a credit of $0.5 million related to the 2000 and 2001 initiatives.

         Detail of activity relating to the 2003 initiatives and the 2000 and 2001 initiatives in the nine months ended September 30, 2003 is as follows:

                            NON-CASH                       ACCRUALS                          ACCRUAL
                           WRITE-DOWNS                    ESTABLISHED      UTILIZED         REDUCTION
                             IN NINE                        IN NINE         IN NINE          IN NINE
                              MONTHS                         MONTHS         MONTHS            MONTHS       REMAINING
                              ENDED       ACCRUALS AT        ENDED           ENDED            ENDED       ACCRUALS AT
                            SEPT. 30,       DEC. 31,       SEPT. 30,       SEPT. 30,        SEPT. 30,      SEPT. 30,
(in thousands)                2003           2002            2003            2003             2003           2003
                            ---------     -----------     -----------      ---------        ---------     -----------
Fixed asset write-downs      $14,454        $     --       $      --       $      --         $    --       $      --
Inventory write-downs          3,742              --              --              --              --              --
Other asset write-downs       16,561              --              --              --              --              --
Severance                         --           1,469          17,411           8,132             467          10,281
Contractual and other
    obligations                   --           1,654          10,388             709             443          10,890
Other                             --             823           3,390           3,571              --             642
                             -------        --------       ---------       ---------         -------       ---------
                             $34,757        $  3,946       $  31,189       $  12,412         $   910       $  21,813
                             =======        ========       =========       =========         =======       =========

(15)     ACQUISITIONS AND DIVESTITURES

         In January 2002, we sold our air conditioning operations in Australia for $12.1 million. The sale resulted in a loss of $10.7 million.

(16)     CONTINGENCIES

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

(17)     CHANGE IN ACCOUNTING PRINCIPLE FOR VARIABLE INTEREST ENTITIES

         In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." The interpretation addresses consolidation of variable interest entities which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or (2) the equity investors lack the essential characteristics of a controlling financial interest. We adopted the interpretation as of July 1, 2003. Upon adoption we consolidated the variable interest entity used to transact our December 1999 sale-leaseback. As a result, we recorded approximately $82.4 million of incremental debt, $23.9 million of incremental net machinery and equipment, $10.7 million of incremental deferred tax assets, a $15.4 million reduction to stockholders' equity, and a $32.4 million reduction to other long-term liabilities. The reduction in stockholders' equity was recorded as a cumulative-effect adjustment as of July 1, 2003. The obligation relating to the sale-leaseback was repaid in full during the third quarter.

(18)     NEW ACCOUNTING STANDARDS

         In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus requires an approach to determine whether we should divide an arrangement with multiple deliverables into separate units of accounting. We adopted the consensus on a prospective basis effective July 1, 2003. The consensus did not have a material impact on our consolidated condensed financial statements.

PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

CONSOLIDATED OPERATIONS

Net sales for the three months ended September 30, 2003 increased 6.6% to $1,009.0 million from $946.8 million for the same period in 2002. Sales increased due to the strengthening Euro, increased sales in Asia, and growth in the global service businesses. Net sales for the nine months ended September 30, 2003 increased 4.6% to $2,961.7 million as compared to $2,832.4 million for the nine months ended September 30, 2002. The favorable impact of the strengthening Euro, increased sales in Asia, and growth in the global service businesses were partially offset by reduced shipments of Bristol compressors and weakness in the large commercial equipment market. (See further discussion below under Segment Analysis.) For the nine months ended September 30, 2003, net sales in the United States decreased 2.3% to $1,384.5 million and international net sales increased 11.5% to $1,577.2 million.

Gross profit increased 6.5% to $191.1 million (18.9% of net sales) in the three months ended September 30, 2003 as compared to $179.4 million (18.9% of net sales) in the same period of 2002. Gross profit for the quarter increased due to higher sales. Growth in the service business and efficiency improvements were offset by continued pricing pressure on large equipment. During the nine months ended September 30, 2003, gross profit increased 6.5% to $577.5 million (19.5% of net sales) from $542.2 million (19.1% of gross sales) for the nine months ended September 30, 2002. Gross profit increased due to higher sales, improvements in production efficiency and reductions in operating expenses at the Unitary Products Group Wichita facility, and the impact of the strengthening Euro. These increases were partially offset by margin reductions as a result of significant pricing pressure for large equipment sales.

Selling, general, and administrative (SG&A) expenses increased 20.5% to $163.0 million (16.2% of net sales) in the three months ended September 30, 2003 from $135.3 million (14.3% of net sales) in the three months ended September 30, 2002. For the nine months ended September 30, 2003, SG&A increased 12.7% to $468.9 million (15.8% of net sales) from $416.1 million (14.7% of net sales) for the same period of 2002. Increases resulted from the effect of the strengthening Euro and higher pension, medical, insurance, incentive compensation, and technology related costs, as compared to prior year. In addition, SG&A expenses in the third quarter of 2003 include a non-cash curtailment loss of $12.4 million related to the decision to replace our current defined benefit pension plans for U.S. salaried non-bargaining employees with a new defined contribution plan, effective January 1, 2004.

In 2003, we initiated actions to further reduce our overall cost structure and support the implementation of our new geographic organization. These actions include the further reduction of manufacturing capacity, the elimination of certain product lines, and the exiting of several small, non-core businesses as well as cost reductions associated with the consolidation of our former Engineered Systems Group and York Refrigeration Group segments. In the three and nine months ended September 30, 2003, we recorded restructuring and other charges of $13.2 million and $65.5 million, respectively, related to these actions, including $0.6 million and $3.7 million, respectively, charged to cost of goods sold. The charges in the three and nine months ended September 30, 2003 included $3.6 million and $34.8 million, respectively, in write-downs of various assets and $9.6 million and $30.7 million, respectively, in accruals for severance and other costs.

In 2000, we initiated a cost reduction process, which included plant closures and divestitures, product line and facility rationalizations, SG&A expense reductions, and other costs. In 2001, we expanded the scope of the cost reduction process to include additional plant closings and staff reductions. In the three months ended March 31, 2002, we recorded charges to operations of $2.8 million related to these cost reduction actions, including $0.1 million charged to cost of goods sold. These charges included $1.6 million in write-downs of various assets and $1.2 million in accruals for severance and other costs. As of December 31, 2002, all of the 2000 and 2001 actions were substantially complete. In the three months ended September 30, 2003, we recorded a credit of $0.5 million related to the 2000 and 2001 initiatives.

During the three months ended September 30, 2003, income from operations decreased 64.0% to $15.9 million (1.6% of net sales) from $44.1 million (4.7% of net sales) during the three months ended September 30, 2002. For the nine months ended

September 30, 2003, income from operations decreased 61.6% to $47.4 million (1.6% of net sales) from $123.4 million (4.4% of net sales) in the nine months ended September 30, 2002. (See further discussion below under Segment Analysis.)

Net interest expense in the three months ended September 30, 2003 was $12.3 million compared to $11.7 million in the same period of 2002. In the nine months ended September 30, 2003, net interest expense was $36.5 million compared to $36.9 million in the nine months ended September 30, 2002. Interest expense in the three and nine months ended September 30, 2003 included $0.9 million of fees associated with the termination of the December 1999 sale-leaseback obligation. Excluding the fees, the change in interest expense was due to lower average debt levels, partially offset by slightly higher interest rates, resulting from a larger percentage of non-U.S. debt.

In January 2002, we sold our air conditioning operations in Australia for $12.1 million. The sale resulted in a loss of $10.7 million.

Equity in earnings of affiliates was $2.2 million during the three months ended September 30, 2003 as compared to $1.2 million during the three months ended September 30, 2002. For the nine months ended September 30, 2003, equity in earnings of affiliates was $5.7 million as compared to $3.8 million for the same period of 2002. The increase was primarily the result of improved performance of Scroll Technologies.

The effective tax rate was a benefit of 74.6% and a provision of 22.5% in the three months ended September 30, 2003 and 2002, respectively. The effective tax rate was a provision of 6.5% in the nine months ended September 30, 2003 as compared to 25.3% in the nine months ended September 30, 2002. The effective tax rates for the three and nine month periods include a third quarter 2003 tax benefit of $2.5 million, associated primarily with higher than previously anticipated export incentives, and tax benefits associated with certain restructuring related actions recorded in 2003.

Income before cumulative effect of changes in accounting principles, as a result of the above factors, was $10.0 million during the three months ended September 30, 2003 as compared to $26.0 million during the three months ended September 30, 2002. For the nine months ended September 30, 2003, income before cumulative effect of changes in accounting principles was $15.6 million compared to $59.5 million for the same period of 2002.

On July 1, 2003, we adopted Financial Accounting Standards Board Interpretation No. 46. Upon adoption, we consolidated the variable interest entity used to transact our December 1999 sale-leaseback. As a result, we recorded approximately $82.4 million of incremental debt, $23.9 million of incremental net machinery and equipment, $10.7 million of incremental deferred tax assets, a $15.4 million reduction to stockholders' equity, and a $32.4 million reduction to other long-term liabilities. The reduction in stockholders' equity was recorded as a cumulative-effect adjustment as of July 1, 2003. The obligation relating to the sale-leaseback was repaid in full during the third quarter.

On January 1, 2002, we adopted Statement of Financial Accounting Standards No.
142. Upon adoption, we were required to perform a transitional goodwill impairment test. The transitional goodwill impairment test was completed during the second quarter of 2002. As a result, we recognized a non-cash transitional goodwill impairment charge of $179.4 million. As required, the transitional goodwill impairment charge was recorded as a cumulative effect of a change in accounting principle as of January 1, 2002.

SEGMENT ANALYSIS

The following table sets forth net sales and income from operations by segment (in thousands):

                                            THREE MONTHS ENDED SEPT. 30,  NINE MONTHS ENDED SEPT. 30,
                                               2003           2002           2003           2002
                                            -----------    -----------    -----------    -----------
Net sales:
Global Applied:
    Americas                                $   339,041    $   331,300    $   999,293    $   987,608
    Europe, Middle East, and Africa             321,888        279,272        919,642        783,182
    Asia                                        129,927        113,144        352,033        305,933
    Intragroup sales                            (48,495)       (41,622)      (143,113)      (116,912)
                                            -----------    -----------    -----------    -----------
                                                742,361        682,094      2,127,855      1,959,811
Unitary Products Group                          207,471        207,578        593,962        580,721
Bristol Compressors                              99,455         97,509        375,854        417,163
Eliminations                                    (40,329)       (40,407)      (135,939)      (125,296)
                                            -----------    -----------    -----------    -----------
                Net sales                   $ 1,008,958    $   946,774    $ 2,961,732    $ 2,832,399
                                            ===========    ===========    ===========    ===========

Income from operations:
Global Applied:
    Americas                                $    15,663    $     9,842    $    29,722    $    31,509
    Europe, Middle East, and Africa              11,710          9,741         24,750         29,865
    Asia                                         20,381         18,378         52,497         42,335
                                            -----------    -----------    -----------    -----------
                                                 47,754         37,961        106,969        103,709
Unitary Products Group                           18,807         18,724         51,076         34,566
Bristol Compressors                               2,204         (1,033)        25,463         28,090
General corporate expenses, eliminations,
    and other non-allocated items               (23,808)       (11,518)       (54,053)       (32,454)
Charges and other expenses                      (29,067)            --        (82,083)       (10,476)
                                            -----------    -----------    -----------    -----------
                Income from operations      $    15,890    $    44,134    $    47,372    $   123,435
                                            ===========    ===========    ===========    ===========

Global Applied

Global Applied net sales for the three months ended September 30, 2003 increased 8.8% to $742.4 million from $682.1 million for the same period in 2002. Net sales for the nine months ended September 30, 2003 increased 8.6% to $2,127.9 million as compared to $1,959.8 million for the same period of 2002. Europe, Middle East, and Africa (EMEA) revenue increased due to the strengthening Euro, and Asian equipment sales increased due to continued growth in China. Increases in the service business in the Americas were partially offset by reduced equipment sales. Global Applied service revenue increased 14.5% to $271.2 million in the three months ended September 30, 2003 from $236.8 million in the three months ended September 30, 2002. As a result of the strengthening Euro and increased orders in China and North America, particularly in our Navy business, Global Applied backlog increased to $976.5 million as of September 30, 2003 as compared to $884.7 million as of September 30, 2002. As of December 31, 2002, Global Applied backlog was $803.4 million.

Global Applied income from operations for the three months ended September 30, 2003 increased 25.8% to $47.8 million (6.4% of net sales) from $38.0 million (5.6% of net sales) for the same period in 2002. Income from operations for the nine months ended September 30, 2003 increased 3.1% to $107.0 million (5.0% of net sales) as compared to $103.7 million (5.3% of net sales) for the nine months ended September 30, 2002. Improved operating costs and higher volume in Asia were partially offset by reduced margins resulting from lower equipment volume in the Americas and significant pricing pressure in the large equipment market. In addition, a $3.8 million charge relating to differences in a plant's inventory records was recorded in the three months ended September 30, 2002.

Unitary Products Group (UPG)

UPG net sales for the three months ended September 30, 2003 were $207.5 million as compared to $207.6 million for the same period in 2002. Net sales for the nine months ended September 30, 2003 were $594.0 million as compared to $580.7 million for the same period of 2002. Increased shipments of residential air conditioning equipment and pricing increases were offset by lower manufactured housing product shipments.

UPG income from operations for the three months ended September 30, 2003 increased 0.4% to $18.8 million (9.1% of net sales) from $18.7 million (9.0% of net sales) for the same period in 2002. Income from operations for the nine months ended September 30, 2003 increased 47.8% to $51.1 million (8.6% of net sales) as compared to $34.6 million (6.0% of net sales) for the nine months ended September 30, 2002. In the nine months ended September 30, 2002, we recorded a write-off of a $5.9 million receivable related to a distributor that became insolvent. In addition, better results in the three and nine months ended September 30, 2003 resulted from improvements in production efficiency and shipping costs, partially offset by higher steel costs.

Bristol Compressors (Bristol)

Bristol net sales for the three months ended September 30, 2003 increased 2.0% to $99.5 million from $97.5 million for the same period in 2002. The increase resulted from higher sales to domestic customers, partially offset by lower shipments to international customers for room air conditioner applications. Net sales for the nine months ended September 30, 2003 decreased 9.9% to $375.9 million as compared to $417.2 million for the same period of 2002. The volume declines relate primarily to the impact of original equipment manufacturer's continuing to drive further component reductions and reductions in international sales of compressors for room air conditioners.

Bristol income (loss) from operations for the three months ended September 30, 2003 increased $3.2 million to income of $2.2 million (2.2% of net sales) from a loss of $1.0 million (-1.1% of net sales) for the same period in 2002 due to better margins and higher productivity. Income from operations for the nine months ended September 30, 2003 decreased 9.4% to $25.5 million (6.8% of net sales) as compared to $28.1 million (6.7% of net sales) for the nine months ended September 30, 2002. Volume reductions were the primary reason for the decline in income from operations for the nine month period.

Other

General corporate expenses, eliminations, and other non-allocated items increased $12.3 million to $23.8 million for the three months ended September 30, 2003 as compared to $11.5 million for the same period in 2002. For the nine months ended September 30, 2003, general corporate expenses, eliminations, and other non-allocated items increased 66.6% to $54.1 million from $32.5 million for the same period of 2002. The increase was primarily due to increases in pension, insurance, and medical costs, incentives, and investments in information technology.

Charges and other expenses are as follows (in thousands):

                              THREE MONTHS ENDED SEPT. 30,    NINE MONTHS ENDED SEPT. 30,
                                   2003        2002                2003       2002
                                 --------    --------            --------   --------
By segment:

Global Applied:
    Americas                     $  9,371    $     --            $ 16,838   $    262
    EMEA                            5,600          --              40,855       (205)
    Asia                             (223)         --               2,543        445
                                 --------    --------            --------   --------
                                   14,748          --              60,236        502
Unitary Products Group              1,100          --               8,600      7,035
Bristol Compressors                   107          --                 135      2,939
Corporate                          13,112          --              13,112         --
                                 --------    --------            --------   --------
                                 $ 29,067    $     --            $ 82,083   $ 10,476
                                 ========    ========            ========   ========

By type:

Restructuring and other
    charges, net                 $ 12,140    $     --            $ 61,294   $  2,730
Restructuring and other
    charges reflected in
    cost of goods sold                632          --               3,742         88
Related operating
    expenses included in
     cost of goods sold             3,881          --               4,633      7,658
Selling, general, and
    administrative expenses        12,414          --              12,414         --
                                 --------    --------            --------   --------
                                 $ 29,067    $     --            $ 82,083   $ 10,476
                                 ========    ========            ========   ========

Restructuring and other charges related to the 2003 initiatives and the 2001 and 2000 initiatives are discussed in the Consolidated Operations section above. Operating expenses in 2003 related to the Americas' cost reduction actions. Operating expenses in 2002 related to the UPG and Bristol plant consolidations and a previously discontinued UPG product line. SG&A expenses in the third quarter of 2003 included a non-cash curtailment loss of $12.4 million related to the decision to replace our current defined benefit pension plans for U.S. salaried non-bargaining employees with a new defined contribution plan, effective January 1, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Working capital requirements are generally met through a combination of internally generated funds, borrowings under our credit agreements and bank lines of credit, financing of trade receivables, and credit terms from suppliers which approximate receivable terms to our customers. Additional sources of working capital include customer deposits and progress payments.

Working capital decreased $16.7 million to $419.9 million as of September 30, 2003 as compared to $436.6 million as of December 31, 2002. The decrease resulted from increases in accounts payable and accrued expenses and decreases in cash and cash equivalents, partially offset by increases in inventories and prepayments and other current assets. The current ratio was 1.46 as of September 30, 2003 as compared to 1.52 as of December 31, 2002.

Capital expenditures were $54.0 million in the nine months ended September 30, 2003 as compared to $49.3 million for the nine months ended September 30, 2002. Capital expenditures, which relate to information system improvements, the introduction of new products, and equipment replacement, are currently expected to slightly exceed depreciation and amortization during 2003.

Cash dividends of $0.15 per share and $0.45 per share were paid on common stock in the three and nine months ended September 30, 2003 and 2002, respectively. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as our profitability, financial condition, cash requirements, future prospects, and other factors deemed relevant by the Board of Directors.

Total indebtedness was $639.8 million as of September 30, 2003, primarily consisting of $500 million of senior notes, $70 million outstanding under the Five Year Credit Agreement, and $25 million outstanding under domestic bank lines. The senior notes mature at dates ranging from 2006 to 2012 and carry fixed rates ranging from 5.80% to 6.70%.

We have a $400 million Five Year Credit Agreement, which expires on May 29, 2006, and a $200 million 364-Day Credit Agreement, which expires on March 13, 2004 (collectively, the Agreements). As of December 31, 2002, we had the $400 million Five Year Credit Agreement and a $300 million 364-Day Credit Agreement. As of September 30, 2003, $70 million was outstanding under the Agreements. No amounts were outstanding under the agreements as of December 31, 2002.

The $400 million Five Year Credit Agreement provides for borrowings at the London InterBank Offering Rate (LIBOR) plus 1.175%, and the $200 million 364-Day Credit Agreement provides for borrowings at LIBOR plus 1.225%. We pay annual fees of 0.20% on the $400 million facility and 0.15% on the $200 million facility. The Agreements allow for borrowings at specified bid rates. As of September 30, 2003 and December 31, 2002, the three-month LIBOR rate was 1.14% and 1.38%, respectively. The Agreements contain financial covenants requiring us to maintain certain financial ratios and standard provisions limiting leverage and liens. We were in compliance with these financial covenants as of September 30, 2003 and December 31, 2002.

We have annually renewable domestic bank lines that provide for total borrowings of up to $75 million and $50 million as of September 30, 2003 and December 31, 2002, respectively. As of September 30, 2003, $25 million was outstanding under the domestic bank lines. No amounts were outstanding as of December 31, 2002. Our non-U.S. subsidiaries maintain bank credit facilities in various currencies that provide for total borrowings of $380.3 million and $384.5 million as of September 30, 2003 and December 31, 2002, respectively. As of September 30, 2003 and December 31, 2002, $26.0 million and $28.4 million, respectively, were outstanding under the non-U.S. facilities, with remaining availability of $280.6 million and $282.5 million, respectively, after bank guarantees and letters of credit usage.

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

In accordance with the facility, YRFLLC has sold $150 million and $155 million of an undivided interest in trade receivables as of September 30, 2003 and December 31, 2002, respectively, resulting in a reduction of receivables reflected in our consolidated condensed balance sheets. The discount rate on trade receivables sold was 1.07% and 1.40% as of September 30, 2003 and December 31, 2002, respectively. The program fee on trade receivables sold was 0.50% and 0.338% as of September 30, 2003 and December 31, 2002, respectively.

We believe that we will be able to satisfy our principal and interest payment obligations and our working capital and capital expenditure requirements from operating cash flows together with the availability under the Agreements. The Agreements and additional bank lines support seasonal working capital needs and are available for general corporate purposes.

We have access to bank lines of credit and have the ability to borrow under the Agreements as long as we continue to meet the financial covenants or until expiration of the Agreements. The primary financial covenants are the earnings before interest, taxes, depreciation, and amortization (EBITDA) interest coverage and the debt to capital ratio, as defined under the Agreements. As of September 30, 2003, our EBITDA interest coverage was 5.0 times, exceeding the minimum requirement of 3.5 times. As of September 30, 2003, our debt to capital ratio was 44%, below the maximum allowed of 52%.

Because certain of our long term debt obligations and our revolving trade receivables purchase facility bear interest at floating rates, our interest costs are sensitive to changes in prevailing interest rates.

In the ordinary course of business, we enter into various types of transactions that involve contracts and financial instruments. We enter into these financial instruments to manage financial market risk, including foreign exchange, commodity price, and interest rate risk.

OUTLOOK

For the remainder of 2003, we expect continued strength in our service and Asian businesses and continued pricing pressure in our large equipment business, particularly in the Americas and Europe. Improved production efficiencies as a result of plant improvements and consolidations will continue to be offset by higher pension, medical, insurance, and incentive compensation costs than the prior year. During the fourth quarter, we anticipate completing the actions to further reduce our cost structure and improve long-term performance, which will continue to result in significant implementation costs. These actions include further reduction of manufacturing capacity, elimination of certain product lines, and closure of several small, non-core businesses as well as cost reductions associated with the announced organizational changes. During 2004, we expect the trend of service growth to continue. We currently expect cost reductions from the current year actions to be offset by higher pension, medical, insurance, and information technology costs in 2004. For our large equipment businesses, we do not currently anticipate an overall market recovery in 2004, and we expect pricing to be at similar levels as during 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responsive to this item as of December 31, 2002 appears under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations, Market Risk," on pages 9 to 11 of the Annual Financial Statements and Review of Operations filed as Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2002. There was no material change in such information as of September 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

         As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of company management, including the Chief Executive Officer, President, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer, President, and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

(b)      Changes in Internal Controls

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                          PART II - OTHER INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 1. LEGAL PROCEEDINGS

         On September 11, 2003, the City of Elyria, Ohio, the Lorain County Board of Commissioners, the Lorain County Auditor, the Lorain County Treasurer and two school districts filed suit against us in the Court of Common Pleas for Lorain County, Ohio. The plaintiffs allege that we breached two incentive agreements entered into with the City of Elyria in 1991 and 1993, respectively, by closing our plant in Elyria in 2001. The plaintiffs assert that they would have collected additional taxes had the plant remained open and are seeking approximately $3 million in allegedly lost taxes and $200 million in punitive damages. We have removed the suit to the United States District Court for the District of Ohio and intend to defend it vigorously. We believe the suit is without merit.

ITEM 2. CHANGES IN SECURITIES

                  Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable

ITEM 5. OTHER INFORMATION

                  Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 10.1 - York International Corporation Management Stock Purchase Plan*

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

                                  YORK INTERNATIONAL CORPORATION
                                  ------------------------------
                                            Registrant

Date   October 31, 2003                 /S/ M. David Kornblatt
                                  ----------------------------------------------
                                  M. David Kornblatt,
                                  Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
   10.1           York International Corporation Management Stock Purchase Plan*

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