Form 10-K
period 2003-12-31
YORK INTERNATIONAL CORP /DE/
filed 2004-03-12
CIK 842662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.        [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                                             YES   X    NO
                                                                 -----     -----

As of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2003), the aggregate market value of the Common Stock held by non-affiliates was $918,060,718 based on the closing price of the Common Stock on the New York Stock Exchange Composite Transactions of such date. (Only officers and directors of the registrant are assumed to be affiliates for purposes of this calculation.)

As of March 12, 2004, there were 41,001,707 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Financial Statements and Review of Operations for the year ended December 31, 2003 are incorporated by reference into Parts I, II, and IV.

Portions of the registrant's definitive Proxy Statement pertaining to the Annual Meeting, to be held May 20, 2004, are incorporated by reference into Part III.

                         YORK INTERNATIONAL CORPORATION

                                    FORM 10-K

                          YEAR ENDED DECEMBER 31, 2003

                                      INDEX

ITEM
NUMBER                                                                     PAGE
------                                                                     ----

                                     PART I

1.  Business                                                                 1

2.  Properties                                                              13

3.  Legal Proceedings                                                       13

4.  Submission of Matters to a Vote of Security Holders                     14

                                     PART II

5.  Market for Registrant's Common Equity and Related Stockholder Matters   14

6.  Selected Financial Data                                                 15

7.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                              15

7A. Quantitative and Qualitative Disclosure about Market Risk               15

8.  Financial Statements and Supplementary Data.                            15

9.  Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure                                                   15

9A. Controls and Procedures                                                 15

                                    PART III

10. Directors and Executive Officers of the Registrant                      15

11. Executive Compensation                                                  16

12. Security Ownership of Certain Beneficial Owners and Management and
    Related Stockholder Matters                                             16

13. Certain Relationships and Related Transactions                          16

14. Principal Accountant Fees and Services                                  16

                                     PART IV

15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K       16

PART I

ITEM 1. BUSINESS

GENERAL

York International Corporation and its consolidated subsidiaries (the Company, which may be referred to as we, us, or our) are a full-line, global provider of heating, ventilating, air conditioning, and refrigeration (HVAC&R) products and services. We believe that we are the third largest supplier of such products in the United States and one of the leading companies in the HVAC&R industry internationally. Our air conditioning systems range from a one ton* unit for a small residence to large systems installed in high-rise residential and commercial buildings. Our products are sold in over 125 countries and are in use in such diverse locations as the Petronas Towers in Malaysia, the British Houses of Parliament, the Tokyo World Trade Center, Pudong International Airport in Shanghai, the Pentagon, NASA's Vehicle Assembly Building at Kennedy Space Center, NASA's Johnson Space Center, the Los Angeles International Airport, the Jeddah Airport, the Overseas Union Bank Centre in Singapore, the Sydney Opera House, the Atlantic City Convention Center, the English Channel Eurotunnel, the Hong Kong Convention and Exhibition Centre, and the Lantau Airport Railway in Hong Kong.

We were founded in 1874 in York, Pennsylvania, and over the years we have undergone various ownership changes. Since 1991, we have been an independent, publicly held company. During the 1990s, we expanded our worldwide presence through growth and acquisitions. In 1999, we further expanded our refrigeration business by acquiring all of the outstanding capital stock of Sabroe A/S, a Danish company.

Headquartered in York, Pennsylvania, we have manufacturing facilities in nine states and eight foreign countries. As of December 31, 2003, we employed approximately 22,300 people worldwide. Our principal executive offices are located at 631 South Richland Avenue, York, Pennsylvania 17403, and our telephone number is (717) 771-7890.

STRATEGY

Our strategy is to be the leading provider of products and services to the global heating, ventilation, air conditioning, and industrial refrigeration markets. We will remain focused solely within this industry. Our objectives are to deliver profitable growth, strong cash flows, and superior returns on invested capital. We are the largest services provider to the industry and have leading positions in several equipment segments. Primary areas of strategic focus include: expanding our leadership position in the global services markets, continued leadership position in the fast growing Chinese market, and growing revenue and increasing the operating margins in our core equipment segments.

We have grown and expect to grow our service operations through the expansion of global coverage, service offerings, and market improvement. We are uniquely positioned in the market as we own and operate our service operations globally and have the broadest range of air conditioning and refrigeration skills in the industry. China has been a fast expanding market for our industry and we have built a leadership position in large equipment revenue by successfully executing our strategy of developing greenfield operations since entering the country in 1995. We expect the Chinese market to remain strong and for our market share to increase. Our equipment markets are expected to grow over the long-term horizon but the key elements for the Company's growth include: product development, improved distribution capability, an improved cost position, and the establishment of joint ventures. This will support market share gains in most segments, specifically the North American Unitary and middle markets, the global mini-split markets, and the global industrial and commercial air conditioning markets.

----------
* The cooling capacity of air conditioning units is measured in tons. One ton of cooling capacity is equivalent to 12,000 BTUs and is generally adequate to air condition approximately 500 square feet of residential space.

We focus on maintaining a competitive cost structure by controlling manufacturing and operating expenses, maximizing the current capacity of our operations, developing more efficient manufacturing processes, and leveraging the global scale of our support structure. We continue to emphasize further improvement in the cost, quality, and services of our supply chain. We have also increased our investment in business systems that will allow us to automate, standardize, and leverage our ability to implement and achieve our strategic goals.

We believe that our planning processes, capital allocation, investment choices, and management incentive compensation plans are aligned with our overall objectives and are key elements in the implementation of our strategies to contribute to the achievement of our financial goals.

PRODUCTS AND MARKETS

All of our products are in the HVAC&R industry, and we operate solely in this industry. Effective January 1, 2003, we consolidated our former York Refrigeration Group and Engineered Systems Group segments and reorganized management of the combined business. Our organization is now comprised of three groups, consisting of: Global Applied, Unitary Products Group, and Bristol Compressors. The Global Applied business is comprised of three geographic regions: the Americas; Europe, Middle East, and Africa (EMEA); and Asia. Global Applied designs, produces, services, and sells HVAC&R solutions worldwide. HVAC&R solutions are sold for both the new construction and the replacement markets for a full range of high-rise commercial buildings and industrial applications. Global Applied service businesses sell replacement parts, replacement equipment, and controls, and deliver various services and service solutions. Unitary Products Group (UPG) produces heating and air conditioning solutions designed for use in residential and light commercial applications and distributes proprietary and non-proprietary parts to the aftermarket. Bristol Compressors (Bristol) manufactures reciprocating and scroll compressors for our use and for sale to original equipment manufacturers and wholesale distributors.

The following table provides net sales by segment and geographic market:

(in thousands)                                  2003                2002                2001
---------------------------------        -----------         -----------         -----------
Global Applied:
  Americas                               $ 1,388,930         $ 1,335,392         $ 1,425,885
  Europe, Middle East, and Africa          1,343,138           1,161,605           1,147,842
  Asia                                       490,063             418,599             439,858
  Intragroup sales                          (194,537)           (165,443)           (195,941)
                                         -----------         -----------         -----------
                                           3,027,594           2,750,153           2,817,644
Unitary Products Group                       760,059             736,789             755,860
Bristol Compressors                          451,241             515,372             509,706
Eliminations                                (162,840)           (158,941)           (163,114)
                                         -----------         -----------         -----------
          Total net sales                $ 4,076,054         $ 3,843,373         $ 3,920,096
                                         -----------         -----------         -----------

Our net sales to U.S. and to non-U.S. countries are as follows:

                  2003           2002           2001
                  ----           ----           ----
U.S.               45%            48%            48%
Non-U.S            55%            52%            52%
                   --             --             --


Additional financial information about our segments, U.S. and non-U.S. operations, and export sales is incorporated herein by reference to Note 17 on pages 43 to 46 of the Annual Financial Statements and Review of Operations.

BACKLOG

The following provides backlog by business segment:

                                                        DECEMBER 31,
(in thousands)                                  2003                  2002
----------------------------------            ----------            ----------
Global Applied:
    Americas                                  $  385,335            $  356,040
    Europe, Middle East and Africa               439,451               368,368
    Asia                                          89,801                79,028
                                              ----------            ----------
                                                 914,587               803,436
Unitary Products Group                            47,288                39,118
Bristol Compressors                               64,718                85,945
                                              ----------            ----------
           Total backlog                      $1,026,593            $  928,499
                                              ----------            ----------

Substantially all orders are expected to be fulfilled within the next 12 months.

GLOBAL APPLIED

Global Applied designs, produces, services, and sells HVAC&R solutions worldwide. Our HVAC&R solutions are sold for both the new construction and the replacement markets for a full range of commercial buildings and various industrial applications, including the food and beverage industry, commercial marine, and the pharmaceutical, petrochemical, textile, and electronics industries' process cooling operations. Our products are also used in sporting venues, such as ice rinks, and we are the world leader in snowmaking equipment and snow inducers. The Global Applied business segment is comprised of three geographic regions: the Americas; Europe, Middle East, and Africa (EMEA); and Asia.

Our products include air-cooled and water-cooled chillers, large packaged rooftop units, indoor and outdoor air handling and ventilating equipment, variable air volume units, underfloor air distribution systems, and mini-split and room air conditioning units primarily for high-rise residential and commercial buildings. Our screw and reciprocating compressors, condensers, evaporators, heat exchangers, industrial and marine chillers, ice makers, process refrigeration systems, and gas compression systems are primarily for industrial applications. Many of our products are engineered and manufactured to unique customer specifications. They are operated by control systems that are designed for an individual unit, that automate plant control systems, or that provide advanced control systems for refrigerated containers. Current products utilize HCFC, HFC, HC, and natural refrigerants such as carbon dioxide and ammonia, which meet the requirements of applicable international environmental protocols.

Our services business provides maintenance, repair services, and related products, including manufactured parts and equipment, purchased parts and equipment, controls, remanufactured reciprocating compressors, and product commissioning. Our service organizations worldwide are owned and operated by us and utilize factory-trained technicians. Our global parts and service strategy is designed to meet demanding requirements, reduce customer down time, and leverage our national and global service capabilities to provide the best service to our customers.

We market our products under the "YORK", "MILLER-PICKING", "PACE", "SABROE", "FRICK", "NOVENCO", "FRIGID COIL", "IMECO", "ACUAir", and "GRAM REFRIGERATION" brands. Service is marketed under the "YORK", "NATKIN", "UNITED MECHANICAL SERVICES", and "SABROE" brands and parts are marketed under the "YORK" and "SOURCE 1" brands. Remanufactured reciprocating compressors are marketed under the "GENERAL REFRIGERMETICS" brand.

No single customer accounts for more than 10% of revenues of the Americas, EMEA, or Asia.

Historically, approximately 4% of the Americas' sales are related to contracts for the U.S. Navy, for equipment and research and development. Contracts vary in duration from less than one year to several years. If these contracts were to be terminated, we would be entitled to reimbursement of costs incurred and to a payment of a reasonable allowance for profit on work actually performed. We also sell equipment on standard commercial terms to contractors and others who incorporate our products into U.S. government projects.

During 2003, our product development efforts emphasized improving energy efficiency, reducing operating noise levels, improving indoor air quality, achieving higher environmental standards, using natural refrigerants, lowering cost, and reducing product footprint. Nearly all products make use of the latest controls technology to enhance all areas of performance and we are developing our next generation of controls to meet global and regional market demands. We are committed to providing a line of products developed for regional markets that are aggressively positioned to meet local needs.

In 2003, we enhanced our packaged centrifugal chiller line by focusing on improved compressors and chiller-energy efficiency. We added enhancements to allow for improved energy performance and lower noise at extreme operating conditions. Our semi-hermetic water-cooled screw chiller line was expanded to 450 tons. We simplified our packaging and reduced the costs of our steam turbine chiller line. In our packaged rooftop line, new features were added in the 45-95 ton range. Air handling equipment covers all the traditional applications, as well as an innovative underfloor air distribution system, FlexSys. An entirely new line of airhandling equipment, "Solution" airhandlers, was introduced and will be expanded in 2004. "Solution" airhandling units offer customization options, previously only available on high-end custom airhandlers, at prices more aligned to standard applications. "Solution" utilizes advanced specification and design software that feeds the manufacturing process and enables better flexibility, shorter lead times, and reduced costs at a given feature level. Innovative enhancements to our screw compressor technologies continue to improve operating performance for the food and beverage equipment market, as well as natural gas gathering and air conditioning applications. Screw compressors are a reliable alternative to reciprocating compressors, requiring less maintenance and featuring lower overall operating costs. The Rotatune range of variable speed screw compressors is complete with the introduction of the SAB 110R series. Market acceptance of the PowerPAC ammonia chiller continues to be strong, with year-over-year increases in demand since introduction. PowerPAC chillers utilize environmentally friendly refrigerants such as ammonia that do not deplete the ozone layer, feature high efficiency and use negligible refrigerant charges.

In the service business, strong efforts to expand our position in the low-rise commercial market continued with particular emphasis on multi-site owners and the related replacement equipment. We expanded our presence in the rental chiller business in 2003 with emphasis on meeting the temporary cooling needs of our existing customer base. Our remote monitoring and management capabilities will allow us to monitor system performance and control plant rooms remotely.

The global equipment markets are driven by new construction and replacement sales in almost equal proportions. Commercial construction tends to move in the general direction of the global economies. Replacements are strongest in those areas of the world where the installed base of equipment is largest, such as North America. Replacement sales are driven by the age of the equipment, the trade-off economics of repair versus replacement (with increasing emphasis on energy costs efficiency), global economics driving capital investment, the likelihood of increased energy efficiency, and greater environmental acceptance of replacing old with new equipment. Demand for replacement products, repair parts, and services generally increases during summer months. The overall effect of seasonality is partially mitigated by sales of new equipment for which demand is less seasonal.

All of the markets in which Global Applied participates are very competitive.

Our products compete on the basis of product design, reliability, quality, price, efficiency, acoustics, and post-installation service. Architects and engineers play an important part in determining which manufacturer's products will be specified and ultimately used in an application. In the domestic U.S. market, we compete primarily with Carrier, a United Technologies Corporation company, Trane Company, a division of American Standard Companies Inc., GEA-Grasso,

Evapco, Krack Corp., and Mycom. In the international market, we compete primarily with the above manufacturers, other local manufacturers in Europe, and a number of Asian HVAC manufacturers.

Our service business competes in a very large but fragmented market, where individual market shares are typically in the single digit range. Most of our competition consists of thousands of independent mechanical contracting companies delivering services and purchased products. Other competitors include manufacturers such as Trane and Carrier and some non-manufacturing national companies such as Johnson Controls.

Our products are distributed globally through a combination of our sales and service offices, sales agents, and independent distributors. Our sales engineers operating out of our sales and service offices around the world account for the majority of equipment sales, with the remaining portion coming from sales agents and independent distributors. In addition to new equipment sales, "aftermarket" products and services represent an important portion of Global Applied. Parts are sold from all of our offices, as well as from major regional distribution centers in Baltimore, Maryland; Shanghai, China; Dubai, U.A.E.; Aarhus, Denmark; and Basildon, England. We believe that developing countries offer opportunities for increasing sales of our equipment.

Our products are principally manufactured in York and Waynesboro, Pennsylvania; San Antonio, Texas; Roanoke, Virginia; Albany, Missouri; Hattiesburg, Mississippi; Dixon, Illinois; Santa Fe Springs, California; Durango and Monterrey, Mexico; Sao Paulo and Curitiba, Brazil; Basildon, England; Carquefou and Nantes, France; Johannesburg, South Africa; Aarhus, Naestved, and Hornslet, Denmark; Wuxi and Guanghzou, China; and Laem Chabang, Thailand. Many of the components of our products, such as motors, control elements, and castings, are purchased from outside suppliers. The other components are custom manufactured by us. Using these components and based upon design specifications, our products are machined, assembled, tested, and shipped from the above locations.

UNITARY PRODUCTS GROUP

Our Unitary Products Group (UPG) produces and sells residential and light commercial heating and air conditioning solutions, primarily in the U.S. These include ducted central air conditioning and heating systems (air conditioners, heat pumps, and furnaces), and light commercial heating and cooling equipment.

Our products consist of split systems and packaged products. A split system consists of an outdoor unit containing a compressor and condenser; a connected indoor unit containing a heat exchanger; an electric, gas, or oil heating section; an indoor blower system; and associated controls. A packaged product is a single, self-contained unit with compressor; condenser; heat exchanger; electric, gas, or oil heating section; blower; and associated controls. These units are typically installed on rooftops or beside a structure. Ducted products distribute conditioned air throughout building structures with ductwork connected to the system's blower, whereas ductless installations provide conditioned air directly from indoor blowers.

In 2003, innovative new products included the UPG Stealth Hot Heat Pump, a residential cooling and heating product that utilizes the Twin Single (TS), a high efficiency compressor technology from Bristol Compressors, and the Sunline MagnaDry, a high efficiency light commercial rooftop product with an advanced dehumidification system that allows maximum dehumidification independent of the cooling load.

The focus on new product development will continue in 2004 when UPG plans to market a completely new residential product line of air conditioners, heat pumps, and gas furnaces targeted for the large and growing add-on replacement market. The line of new products will achieve exceptional performance in the areas of sound, efficiency, and capacity. In addition to these operational qualities, the next generation residential product offering will introduce to the marketplace a line of products that captures the essential elements of today's trends in consumer product design. Currently under design is a new, upscale air conditioner that will incorporate alternate refrigerant technology with lower sound ratings to capitalize on the upscale custom home market.

We continue to redesign our product line for lower sound ratings and greater energy efficiency on our premium product line, and manufacturing cost effectiveness on our entry-level value line. The new Millennium commercial split system and Magnum rooftop lines are industry leaders in efficiency and feature set value. An entirely new high efficiency gas furnace, designed specifically for the growing residential new construction housing market, will make the York, Luxaire, and Coleman brands even more competitive in the new home market.

We market our UPG products under the "YORK", "LUXAIRE", "FRASER-JOHNSON", and "COLEMAN" brands. Service parts are sold under the "SOURCE 1" brand. "YORK" is our full line brand, which is sold through our company-owned distribution centers and exclusive independent distributors. The "YORK" brand is sold with a high level of customer service and sales support. Our other brands are sold through more than 200 non-exclusive distributors primarily for resale to contractors. We also sell unitary products in the manufactured housing industry in North America on an original equipment manufacturer basis through an exclusive distributor. No single customer accounts for more than 10% of our UPG revenues.

Our UPG sales include both new installations and replacement systems. We estimate that more than half of UPG revenues in North America are attributable to the replacement market. The replacement market is not affected by levels of new home construction and therefore tends to be less cyclical. The replacement market is significantly affected by ambient temperature. Hot weather in the spring season causes existing older units to fail earlier in the season, leading customers to accelerate replacement of a unit that might otherwise be deferred in the case of a late season failure.

All of the markets in which UPG participates are very competitive. Unitary product manufacturers compete on the basis of price, reliability, delivery, efficiency, acoustics, and maximum market coverage. Price competition and maximum market coverage are of particular importance in residential product lines as there is often relatively little perceived differentiation. In the U.S. market, we compete with three large worldwide manufacturers, Carrier, Trane, and Lennox, in addition to numerous national manufacturers such as Goodman, Rheem, and Nordyne.

Unitary and light commercial products are manufactured principally in plants located in Norman, Oklahoma; Wichita, Kansas; and Monterrey, Mexico. Our manufacturing process relies on the purchase of certain components (including hermetic compressors, copper tube, fan motors, fan blades, and control elements) from outside suppliers, and in-house fabrication of sheet metal cabinets and refrigerant coils. The various unitary products are then assembled and tested before shipment.

BRISTOL COMPRESSORS

Bristol Compressors manufactures reciprocating compressors from 1 to 25 tons and, through our joint venture in Scroll Technologies, scroll compressors from 2 to 7 -1/2 tons. These compressors are used in our products and are sold to original equipment manufacturers and wholesale distributors. A compressor is an essential part of a heat pump and/or air conditioning system. Our Unitary Products Group uses compressors manufactured by Bristol and Scroll Technologies as well as those purchased from other suppliers. Approximately 75% of Bristol's revenues are attributable to sales of products to other air conditioning equipment manufacturers or wholesale distributors. Both Carrier and Goodman accounted for more than 10% of Bristol's revenue in 2003. During late 2003, Bristol and Goodman were unable to negotiate mutually acceptable trading terms for 2004. Consequently, Goodman is not expected to be a major customer of Bristol's in 2004.

We market our Bristol products under the "BRISTOL" brand. Sales of Bristol products are directly correlated to the factors affecting demand for unitary products discussed previously in the Unitary Products Group section.

Bristol introduced the "BENCHMARK" compressor line in 2003. "BENCHMARK" compression solutions meet or exceed efficiency and sound performance of any competitive technology. "BENCHMARK" is offered with R-22, R-407C, and R-410A refrigerants. Bristol developed a modulating reciprocating compressor known as "TS Technology" in 1999.

Bristol competes directly with two United States manufacturers, Copeland Corporation, a subsidiary of Emerson Electric Inc., and Tecumseh, a division of Tecumseh Corporation. International competitors include L.G. Electronics, Matsushita Electric Industrial Co., Ltd., and SANYO Electric Co., Ltd.

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

RAW MATERIALS AND PURCHASED COMPONENTS

We purchase compressors, steel, copper, aluminum, electric motors, castings, forgings, heat exchangers, electric panels, condensers, evaporators, oil and pumps, stampings, fabricated copper tubes, electronic starters and controls, aluminum fins, fan blades, capacitors, transformers, refrigerant gases, valves, fittings, and other components from many outside suppliers. Except for certain components purchased by Bristol for use in its compressors, alternate sources of supply are available for all raw materials and components for which we use a single supplier. In order to hedge against certain raw material price increases, we enter into commodity forward contracts for the purchase of certain raw materials, principally copper. However, we are exposed to raw material price increases related to compressors, electric motors, and other components purchased from suppliers that may not hedge raw material prices. Additional information about our commodity forward contracts contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations, Market Risk" on pages 14 to 16 of the Annual Financial Statements and Review of Operations is incorporated herein by reference.

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

We own several trademarks that we consider important in the marketing of our products as discussed in each of the business sections. We believe that our rights in these trademarks are adequately protected and of unlimited duration.

JOINT VENTURES IN U.S. AND NON-U.S. MARKETS

In addition to our wholly-owned and majority-owned production and distribution facilities, we produce, distribute, and service products through our participation in several joint ventures, which are described in the following table:


                                                   JOINT VENTURE
PRINCIPAL            JOINT VENTURE                (PERCENT OWNED BY                 PRINCIPAL
LOCATION                PARTNER                      THE COMPANY)               PRODUCTS/SERVICES              MARKETS SERVED
-----------------------------------------------------------------------------------------------------------------------------
Spain               Compania Roca                Clima Roca-York S.L.           Manufacture unitary            Europe
                    Radiadores S.A.              (50%)                          products

Denmark             Three Danish                 Jernst Oberiet Dania A/S       Castings                       Europe
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

Malaysia            OYL Industries               OYL-Condair Industries         Manufacture unitary            Asia Pacific
                    BHD.                         SDN.BHD. (49%)                 and applied products

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

U.S.                Carrier Corporation          Scroll Technologies            Manufacture scroll             U.S.
                                                 (50%)                          compressors

We received dividends from affiliates of $2.2 million, $2.1 million, and $2.9 million in 2003, 2002, and 2001, respectively. Our total investments in affiliates were $28.2 million and $29.4 million as of December 31, 2003 and 2002, respectively. Our sales to affiliates are less than 1% of our net sales, and our purchases from affiliates are less than 1% of our total purchases.

RESEARCH AND DEVELOPMENT

Our product development activities include ongoing research and development programs to redesign existing products to reduce manufacturing costs and to increase product efficiencies, develop electronic controls for current product offerings, and create a wide range of new products. During 2003, 2002, and 2001, we spent $42.3 million, $42.2 million, and $46.2 million, respectively, for all product development activities.

EMPLOYEES

As of December 31, 2003, we employed approximately 22,300 persons worldwide. Approximately 10,000 persons are employed in the U.S. and 12,300 persons are employed in foreign countries. Approximately 3,500 U.S. employees are covered by collective bargaining agreements that expire at various dates and generally range from three to five years.

REGULATIONS AND ENVIRONMENTAL MATTERS

Environmental laws that affect or could affect our U.S. operations include, among others, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, any regulations associated with these acts, and various other Federal, state, and local laws and regulations governing environmental matters.

We have remediation activities ongoing at certain of our U.S. facilities as a result of releases that occurred in the past. From time to time, we have received notice that we are a potentially responsible party, along with other potentially responsible parties, in Superfund proceedings under the Comprehensive Environmental Response, Compensation and Liability Act for the cleanup of hazardous substances at certain sites to which potentially responsible parties are alleged to have sent waste. On the basis of our historical experience and other information currently available to us, we do not believe that either our remediation activities or any Superfund proceedings will have a material adverse effect on our financial condition or results of ongoing operations. Our non-U.S. operations are also subject to various environmental statutes and regulations. Generally, these requirements tend to be no more restrictive than those in effect in the U.S. In 1993, the Council of European Communities agreed on European Community regulation number 1836/93 that recommended that each company voluntarily complete an ECO-Audit. We have completed these audits at our European facilities.

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

None of our manufactured products contains Class I substances. Class I substances previously used by us have been substituted with Class II substances or substances that are currently unregulated. We continue to expect revenues from servicing, updating, and repairing existing equipment that uses Class I substances. These activities are regulated by the EPA, which imposes guidelines affecting service and maintenance of equipment that uses Class I and Class II substances. We train and license our service technicians in service and maintenance procedures that comply with the regulations. Therefore, we believe that the regulations will not have a material adverse effect on our operations. The phase-out of Class I substances will require modifications to existing air conditioning equipment as availability of recycled Class I substances decreases. Since our technology enables us to modify existing equipment for use with Class II substances, we believe that this will continue to generate additional opportunities. While we expect to derive substantial revenue from the sale of products utilizing Class II substances, it is not expected that any phase-out will have a significant impact on the sales of such products since new products that use unregulated refrigerants such as HFCs are now readily available. Nonetheless, as the supply of virgin and recycled Class II substances falls, it will be necessary to address the need to substitute permitted substances for Class II substances.

We, in conjunction with major chemical manufacturers, are continually in the process of reviewing and addressing the impact of refrigerant regulations on our products. We believe that the combination of those products that presently utilize Class II substances and those products in the field that can be retrofitted to such refrigerants provides a complete line of commercial and industrial products. Therefore, we do not foresee any material adverse impact on our business or competitive position as a result of the Montreal Protocol, the 1990 Clean Air Act amendments, or their implementing regulations. However, we believe that the implementation of severe restrictions on the production, importation, or use of refrigerants employed in larger quantities by us could have such an impact. We believe that the applied systems products that we have produced will be well positioned to utilize the next generation of refrigerants without substantial modification. If the next generation of refrigerants is incompatible with the hermetic compressors used by us and all of our competitors for unitary products, design modifications would be required.

We are also subject to regulations promulgated under the National Appliance Energy Conservation Act of 1987, as amended, and various state regulations concerning the energy efficiency of our products. We have developed and continue to develop products that will comply with these regulations, and do not believe that such regulations will have a material adverse effect on our business.

EXECUTIVE OFFICERS

As of March 12, 2004, our executive officers are as follows:

      NAME              AGE           POSITION
      ----              ---           --------

C. David Myers          40            President and Chief Executive Officer

Iain A. Campbell        42            Vice President and President of York Americas

Thomas F. Huntington    51            Vice President and President of Unitary Products Group, North America

Wayne J. Kennedy        61            Vice President and President of Bristol Compressors

Kam S. Leong            49            Vice President and President of York Asia Pacific

Peter C. Spellar        59            Vice President and President of York Europe, Middle East, and Africa

M. David Kornblatt      44            Vice President and Chief Financial Officer

James P. Corcoran       58            Vice President and Treasurer

Jane G. Davis           54            Vice President, Secretary and General Counsel

Jeffrey D. Gard         49            Vice President, Human Resources

David C. Elder          35            Controller

David R. Heck           49            Chief Governance Officer and Director, Internal Audit

Mr. Myers has been President and Chief Executive Officer of the Company since February 2004. Prior thereto, he was President of the Company from June 2003 to February 2004, Executive Vice President and Chief Financial Officer of the Company from January to June 2003, Vice President and Chief Financial Officer of the Company from 2000 to 2002, Vice President Finance, Engineered Systems Group from 1998 to 2000, Corporate Controller from 1995 to 1998, Director of Finance for the Airside Products Group from 1994 to 1995, and Director of Financial Planning and Controls in 1994. Prior to joining the Company, he was with KPMG LLP.

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

Mr. Kornblatt has been Vice President and Chief Financial Officer since June 2003. Prior thereto, he was Vice President, Finance, York Americas from June 2002 to June 2003. Prior to re-joining the Company, he was Director, Taxes, Europe for The Gillette Company from December 1998 to June 2002. He was previously Tax Director of the Company, January 1993 to December 1998. Prior to joining the Company originally, he was with KPMG LLP and Ernst & Whinney.

Mr. Corcoran has been Vice President and Treasurer of the Company since March 2001. Prior thereto, he was Treasurer of the Company from 1992 to 2001. Prior to joining the Company, he was with Griffith Laboratories, AM International, and Borg-Warner Corporation.

Ms. Davis has been Vice President, Secretary and General Counsel of the Company since March 1995. Prior to joining the Company, she was Vice President, General Counsel and Secretary of Joy Technologies Inc. from 1988 to 1995.

Mr. Gard has been Vice President, Human Resources since June 2003. Prior thereto, he was Director, Corporate Compensation, Benefits and Human Resource Information Systems from February 1999 to June 2003. Prior to joining the Company, he was with Millipore Corporation.

Mr. Elder has been Controller since December 2003. Prior thereto, he was the Director, Financial Planning and Analysis from August 2000 to December 2003 and Manager, Financial Reporting from May 1997 to August 2000. Prior to joining the Company, he was with Hershey Foods Corporation and KPMG LLP.

Mr. Heck has been Chief Governance Officer and Director, Internal Audit since December 2003. Prior thereto, he was Controller from January 2000 to December 2003. Prior to joining the Company, he held various financial and audit related positions with Superior Group, Inc., LFC Financial Corp., and Deloitte, Haskins, & Sells.

WEBSITE ACCESS TO INFORMATION

We make available free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission. Our website address is: www.york.com.

ITEM 2. PROPERTIES

Our principal offices are located in York, Pennsylvania on an approximately 71 acre site owned by us. The following table lists our principal manufacturing facilities:

                                                              APPROXIMATE
LOCATION                SEGMENT                          ENCLOSED AREA (SQ. FT.)
--------                -------                          -----------------------
   OWNED
Wichita, KS             Unitary Products Group                 1,456,000
York, PA                Americas                               1,300,000
Bristol, VA             Bristol Compressors                      672,000
Norman, OK              Unitary Products Group                   539,000
Waynesboro, PA          Americas                                 438,000
Aarhus, Denmark         Europe, Middle East, and Africa          372,000
Naestved, Denmark       Europe, Middle East, and Africa          292,000
Basildon, England       Europe, Middle East, and Africa          254,000
Guangzhou, China        Asia                                     200,000
Wuxi, China             Asia                                     176,000
San Antonio, TX         Americas                                 145,000
Sao Paulo, Brazil       Americas                                 123,000
Monterrey, Mexico       Americas                                 118,000
Dixon, IL               Americas                                 108,000
Durango, Mexico         Americas                                 102,000
Roanoke, VA             Americas                                  72,000
Carquefou, France       Europe, Middle East, and Africa           32,000

   LEASED
Laem Chabang, Thailand  Asia                                     215,000
Monterrey, Mexico       Unitary Products Group                   165,000
Albany, MO              Americas                                 135,000
York, PA                Americas                                 120,000
Johannesburg,
  South Africa          Europe, Middle East, and Africa          109,000
Hattiesburg, MS         Americas                                  84,000
Santa Fe Springs, CA    Americas                                  82,000
Curitiba, Brazil        Americas                                  57,000
Nantes, France          Europe, Middle East, and Africa           34,000

At the York, Pennsylvania location that we own, approximately 500,000 square feet are currently unused.

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

ITEM 3. LEGAL PROCEEDINGS

As discussed in our Form 10-Q filed October 31, 2003, on September 11, 2003, the City of Elyria, Ohio, the Lorain County Board of Commissioners, the Lorain County Auditor, the Lorain County Treasurer and two school districts filed suit against us in the Court of Common Pleas for Lorain County, Ohio. The plaintiffs allege that we breached two incentive agreements entered into with the City of Elyria in 1991 and 1993, respectively, by closing our plant in Elyria in 2001. The plaintiffs assert that they would have collected additional taxes had the plant remained open and are seeking approximately $3 million in allegedly lost taxes and $200 million in punitive damages. We have removed the suit to the United States District Court for the District of Ohio and intend to defend it vigorously. We believe the suit is without merit.

As is the case with many other companies, we have been named as one of many defendants in lawsuits alleging personal injury to one or more individuals as a result of exposure to asbestos contained in products previously manufactured by us or by companies from which we bought product lines. The majority of these cases are covered by insurance or by indemnification obligations of the parties from whom we purchased the product lines.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the New York Stock Exchange under the symbol "YRK." On March 12, 2004, we had 5,067 holders of record of our common stock.

TRADING AND DIVIDEND INFORMATION

The high and low sales prices for which our common stock traded and the dividends declared in each quarterly period within 2003 and 2002 are as follows:

                                                                       DIVIDENDS
                                                   HIGH       LOW      DECLARED
                                                   ----       ---      --------
2003
Fourth quarter                                   $ 40.74    $ 33.65    $  0.15
Third quarter                                      36.00      23.31       0.15
Second quarter                                     26.72      21.00       0.15
First quarter                                      26.04      18.82       0.15


2002
Fourth quarter                                   $ 29.66    $ 21.35    $  0.15
Third quarter                                      34.84      27.18       0.15
Second quarter                                     39.08      32.60       0.15
First quarter                                      38.68      31.35       0.15

On March 5, 2004, the Board of Directors increased the quarterly dividend to shareholders from fifteen cents per share to twenty cents per share. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as our profitability, financial condition, cash requirements, future prospects, and limitations imposed by our credit agreements.

ITEM 6. SELECTED FINANCIAL DATA

Information contained under the caption "Five Year Summary of Selected Financial Data" on page 2 of the Annual Financial Statements and Review of Operations is incorporated herein by reference in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 to 18 of the Annual Financial Statements and Review of Operations is incorporated herein by reference in response to this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations, Market Risk," on pages 14 to 16 of the Annual Financial Statements and Review of Operations is incorporated herein by reference in response to this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements for York International Corporation and Subsidiaries are contained on pages 20 to 47 of the Annual Financial Statements and Review of Operations, and a Summary of Quarterly Results (unaudited) is contained on page 48 of the Annual Financial Statements and Review of Operations. These items are incorporated herein by reference in response to this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures

            As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of company management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

      (b) Changes in Internal Controls

            There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information contained under the caption "Election of Directors" in our definitive 2004 Proxy Statement is incorporated herein by reference in response to this item. See Item 1 above for information concerning executive officers.

Our Employee Code of Conduct, which applies to all employees, including our principal executive officer, principal financial officer, and principal accounting officer, is posted on our website at www.york.com. The Employee Code of Conduct is compliant with Item 406 of Regulation S-K as required by the SEC. We intend to disclose any amendments to or waivers of any provisions of the Employee Code of Conduct granted to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, on our company website.

The Board of Directors has adopted charters for its Nominating and Governance Committee, Compensation Committee, and Audit Committee. The Board of Directors also adopted Corporate Governance Guidelines. The Corporate Governance Guidelines and each of the charters are available on our website at www.york.com. These items are also available upon request to the Vice President, Secretary and General Counsel at York International Corporation, 631 South Richland Avenue, York, PA 17403, or telephone (717) 771-7890.

ITEM 11. EXECUTIVE COMPENSATION

Information contained under the caption "Executive Compensation" in our definitive 2004 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information contained under the captions "Election of Directors", "Executive Compensation", and "Ownership of Common Stock" in our definitive 2004 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information contained under the caption "Ownership of Common Stock" in our definitive 2004 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information contained under the caption "Independent Accountants" in our definitive 2004 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) The following financial statements of York International
            Corporation and subsidiaries are incorporated herein by reference to pages 20 to 47 of the Annual Financial Statements and Review of
            Operations:

            Consolidated Balance Sheets - as of December 31, 2003 and 2002 Consolidated Statements of Operations - years ended December 31, 2003, 2002, and 2001
            Consolidated Statements of Comprehensive Income (Loss) - years ended December 31, 2003, 2002, and 2001
            Consolidated Statements of Cash Flows - years ended December 31, 2003, 2002, and 2001
            Consolidated Statements of Stockholders' Equity - years ended December 31, 2003, 2002, and 2001
            Notes to Consolidated Financial Statements

      (2) The following financial statement schedule for York International Corporation and subsidiaries is included herein:

            II Valuation and Qualifying Accounts - years ended December 31,
               2003, 2002, and 2001;

            (Page 24 of Form 10-K)

            All other schedules are omitted as they are not applicable.

            Independent Auditors' Report Covering Financial Statement Schedule; (Page 23 of Form 10-K)

      (3) The exhibits filed in response to Item 601 of Regulation S-K are as follows:

EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------

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

   4.1 Indenture effective as of June 1, 1998 between the Registrant and State Street Bank and Trust Company, a Massachusetts chartered trust company, as Trustee (Incorporated by reference to Exhibit 4 to the Registrant's Form 8-K, File No. 1-10863, filed on May 28, 1998)

   4.2 Senior Indenture dated as of August 9, 2001 between the Registrant and the Bank of New York, as Trustee (Incorporated by reference to Exhibit
          4.2 to the Registrant's Registration Statement filed on Form S-3, File
          No. 333-59678, filed on April 27, 2001)

   4.3    364-DAY CREDIT agreement, dated as of March 14, 2003, among YORK
          INTERNATIONAL CORPORATION, as borrower, the initial lenders named therein, as initial lenders, CITIBANK, N.A., as administrative agent, JPMORGAN CHASE BANK, as syndication agent, BANK OF TOKYO-MITSUBISHI
          TRUST COMPANY, FLEET NATIONAL BANK, and NORDEA BANK FINLAND PLC, as documentation agents, and SALOMON SMITH BARNEY INC. and J.P. MORGAN
          SECURITIES, INC., as joint lead arrangers and joint bookrunners
          (Incorporated by reference to Exhibit 4.1 to Registrant's Quarterly
          Report on Form 10-Q for the quarter ended March 31, 2003, File No.
          1-10863)

   4.4    Five Year Credit Agreement, dated as of May 29, 2001, among York
          International Corporation, as borrower, the initial lenders and initial issuing bank named therein, as initial lenders and initial issuing bank, Citibank, N.A., as administrative agent, The Chase
          Manhattan Bank, as syndication agent, Bank of Tokyo-Mitsubishi, First
          Union National Bank, and Fleet National Bank, as documentation agents, and JP Morgan Securities, Inc. and Salomon Smith Barney Inc., as joint lead arrangers and joint bookrunners. (Incorporated by reference to Exhibit 4.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 1-10863)

   4.5    Amendment No. 1 to the Five Year Credit Agreement, dated as of May 29,
          2002, among York International Corporation, the lenders named therein, as lenders, and Citibank, N.A., as administrative agent for the lenders. (Incorporated by reference to Exhibit 4.2 to Registrant's
          Form 10-Q for the quarter ended June 30, 2002, File No. 1-10863)


   4.6    AMENDMENT NO. 2 TO THE FIVE YEAR CREDIT AGREEMENT, dated as of March
          14, 2003, among York International Corporation, the lenders named therein, as lenders, and Citibank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 4.2 to Registrant's Form 10-Q for the quarter ended March 31, 2003, File No.
          1-10863)

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

   4.8    AMENDMENT NO. 1 TO RECEIVABLES PURCHASE AGREEMENT, dated as of April
          21, 2003, among YORK RECEIVABLES FUNDING LLC, YORK INTERNATIONAL
          CORPORATION, as servicer, THE MEMBERS OF VARIOUS PURCHASE GROUPS FROM
          TIME TO TIME PARTY THERETO, and PNC BANK, NATIONAL ASSOCIATION, as administrator (Incorporated by reference to Exhibit 4.3 to Registrant's Form 10-Q for the quarter ended March 31, 2003, File No.
          1-10863)

   4.9    AMENDMENT NO. 2 TO RECEIVABLES PURCHASE AGREEMENT, dated as of May 19,
          2003, among YORK RECEIVABLES FUNDING LLC, YORK INTERNATIONAL
          CORPORATION, as initial servicer, THE MEMBERS OF THE VARIOUS PURCHASER
          GROUPS FROM TIME TO TIME PARTY THERETO, and PNC BANK, NATIONAL
          ASSOCIATION, as administrator (filed herewith)

   4.10   AMENDMENT NO. 3 TO RECEIVABLES PURCHASE AGREEMENT, dated as of June
          26, 2003, among YORK RECEIVABLES FUNDING LLC, YORK INTERNATIONAL
          CORPORATION, as initial servicer, THE MEMBERS OF THE VARIOUS PURCHASER
          GROUPS FROM TIME TO TIME PARTY THERETO, and PNC BANK, NATIONAL
          ASSOCIATION, as administrator (filed herewith)

   4.11   AMENDMENT NO. 4 TO RECEIVABLES PURCHASE AGREEMENT, dated as of October
          15, 2003, among YORK RECEIVABLES FUNDING LLC, YORK INTERNATIONAL
          CORPORATION, as initial servicer, THE MEMBERS OF THE VARIOUS PURCHASER
          GROUPS FROM TIME TO TIME PARTY THERETO, and PNC BANK, NATIONAL
          ASSOCIATION, as administrator (filed herewith)

   4.12   AMENDMENT NO. 5 TO RECEIVABLES PURCHASE AGREEMENT, dated as of
          November 26, 2003, among YORK RECEIVABLES FUNDING LLC, YORK
          INTERNATIONAL CORPORATION, as initial servicer, THE MEMBERS OF THE
          VARIOUS PURCHASER GROUPS FROM TIME TO TIME PARTY THERETO, and PNC
          BANK, NATIONAL ASSOCIATION, as administrator (filed herewith)

   4.13   Purchase and Sale Agreement, dated as of December 21, 2001, between
          York International Corporation and Bristol Compressors, Inc., as originators, and York Receivables Funding LLC (Incorporated by reference to Exhibit 4.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-10863)

   4.14   Terms and Conditions of DKK 200 million, 2 percent bonds with Danske
          Bank, dated October 29, 2003 (filed herewith)

   4.15   Terms and Conditions of DKK 50 million, 2 percent bonds with Danske
          Bank, dated December 16, 2003 (filed herewith)

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

 *10.3    Amendment No. 2 to the York International Corporation Amended and
          Restated 1992 Omnibus Stock Plan, dated February 9, 2000 (Incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-10863)

 *10.4    Amendment No. 3 to the York International Corporation Amended and
          Restated 1992 Omnibus Stock Plan, effective July 27, 2000
          (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly
          Report on Form 10-Q for the quarter ended September 30, 2000, File No.
          1-10863)

 *10.5    York International Corporation Amended and Restated 2002 Omnibus Stock
          Plan, effective as of May 23, 2002, as amended and restated May 31, 2002 (Incorporated by reference to Exhibit 10.1 to the Registrant's
          Quarterly Report on Form 10-Q for the quarter ended June 30, 2002,
          File No. 1-10863)

 *10.6    York International Corporation Supplemental Executive Retirement Plan
          (Incorporated by reference to Exhibit 10.12 to Registrant's Annual
          Report on form 10-K for the year ended December 31, 1993, File No.
          1-10863)

 *10.7    Amendment No. 1 to the York International Corporation Supplemental
          Executive Retirement Plan, effective January 1, 1997 (filed herewith)

 *10.8    Amendment No. 2 to the York International Corporation Supplemental
          Executive Retirement Plan (Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended
          June 30, 2003)

 *10.9 York International Corporation 2002 Incentive Compensation Plan, effective as of January 1, 2002 (Incorporated by reference to Exhibit
          10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-10863)

 *10.10   York International Corporation Amended and Restated Executive Deferred
          Compensation Plan, effective July 1, 2001 (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 1-10863)

 *10.11   First Amendment to the York International Corporation Executive
          Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended
          June 30, 2003, File No. 1-10863)

 *10.12   Second Amendment to the York International Corporation Executive
          Deferred Compensation Plan, dated December 3, 2003 (filed herewith)

 *10.13   York International Corporation Management Stock Purchase Plan
          (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly
          Report on Form 10-Q for the quarter ended September 30, 2003, File No.
          1-10863)

 *10.14 Form of Restricted Stock Agreement by and between Registrant and certain of its employees, dated March 26, 2003 (filed herewith)

 *10.15 Form of Severance Agreement entered into between the Registrant and certain of its Officers and Employees (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-10863)


 *10.16 Form of Amendment No. 1 to Severance Agreement between the Registrant and certain of its key executives. (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-10863)

 *10.17   Employment Agreement between York International Corporation and
          Michael R. Young, dated December 29, 1999 (Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-10863)

 *10.18   Employment Agreement between York International Corporation and C.
          David Myers, dated March 23, 2000 (Incorporated by reference to
          Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-10863)

 *10.19   Employment Agreement between York International Corporation and Peter
          C. Spellar, dated July 27, 2000 (Incorporated by reference to Exhibit
          10.17 to Registrant's Annual Report on Form 10-K for the year ended
          December 31, 2000, File No. 1-10863)

 *10.20   Employment Agreement between York International Corporation and Kam
          Leong, dated December 29, 1999 (Incorporated by reference to Exhibit
          10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-10863).

 *10.21   Employment Agreement between York International Corporation and Thomas
          F. Huntington, dated September 27, 2001 (filed herewith)

 *10.22   Retirement Agreement between York International Corporation and
          Michael R. Young, dated October 6, 2003 (filed herewith)

 *10.23 Form of Employment Agreement between York International Corporation and certain other Key Executive Employees (Incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-10863)

 *10.24 Form of Amendment No. 1 to Employment Agreement between the Registrant and certain of its key executives. (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-10863)

 *10.25   Employment Agreement between York International Corporation and C.
          David Myers, dated December 31, 2003 (filed herewith)

 *10.26   Employment Agreement between York International Corporation and Thomas
          F. Huntington, dated December 31, 2003 (filed herewith)

 *10.27  Employment Agreement between York International Corporation and Kam S.
         Leong, dated December 31, 2003 (filed herewith)

 *10.28  Employment Agreement between York International Corporation and Peter C.
         Spellar, dated December 31, 2003 (filed herewith)

 *10.29 Form of Employment Agreement between York International Corporation and certain other key executives, dated December 31, 2003 (filed herewith)


  12 Statement re: Computation of Ratio of Earnings to Fixed Charges (filed herewith)

  13      Annual Financial Statements and Review of Operations with Accountants'
          Certificate (filed herewith)

  21      Subsidiaries of the Registrant (filed herewith)

  23      Accountants' Consent (filed herewith)

  24      Power of Attorney (filed herewith)

  31.1    Certification of the Chief Executive Officer of York International
          Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          (filed herewith)

  31.2    Certification of the Chief Financial Officer of York International
          Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          (filed herewith)

  32.1    Certification of the Chief Executive Officer and Chief Financial
          Officer of York International Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

  * Required to be filed as management contracts, compensatory plans, or arrangements required to be identified pursuant to Item 14(c) of the registrant's report on Form 10-K.

(b) Reports on Form 8-K

      Current Report on Form 8-K dated September 26, 2003, containing a press release, dated September 26, 2003, announcing the election of a new director to the Board of Directors.

      Current Report on Form 8-K dated October 21, 2003, containing a press release, dated October 21, 2003, announcing the retirement of Michael R. Young, Chief Executive Officer of York, from that position and from the Board of Directors on February 9, 2004 and announcing that he will be succeeded as Chief Executive Officer by C. David Myers, President, and also containing a press release, dated October 22, 2003, setting forth our third quarter 2003 results (Such press release is not incorporated by reference herein or deemed "filed" within the meaning of Section 18 of the Securities Act of 1933).

      Current Report on Form 8-K dated December 8, 2003, containing a press release, dated December 8, 2003, announcing the appointment of a new Chief Governance Officer and Director of Internal Audit and a new controller.

      Current Report on Form 8-K dated December 16, 2003, containing a press release, dated December 16, 2003, giving guidance concerning our expectations for 2004 earnings.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    YORK INTERNATIONAL CORPORATION

                                      /S/ C. David Myers
                                     -------------------------------------
                                                 C. DAVID MYERS
                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: March 12, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 12th day of March 2004.

       SIGNATURE                                  TITLE
       ---------                                  -----

 /S/ C. David Myers                 President and Chief Executive Officer
---------------------------------   (Principal Executive Officer)
     C. DAVID MYERS

 /S/ M. David Kornblatt             Vice President and Chief Financial Officer
---------------------------------   (Principal Financial Officer)
     M. DAVID KORNBLATT

 /S/ David C. Elder                 Controller
---------------------------------   (Principal Accounting Officer)
     DAVID C. ELDER

     DIRECTORS

     *
---------------------------------
     GERALD C. MCDONOUGH

     *
---------------------------------
     W. MICHAEL CLEVY

     *
---------------------------------
     J. RODERICK HELLER, III

     *
---------------------------------
     ROBERT F. B. LOGAN

     *
---------------------------------
     PAUL J. POWERS

     *
---------------------------------
     DONALD M. ROBERTS

     *
---------------------------------
     JAMES A. URRY

 /S/ C. David Myers
---------------------------------
     C. DAVID MYERS

* By     /S/ Jane G. Davis
     ----------------------------
     JANE G. DAVIS
     ATTORNEY-IN-FACT

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
York International Corporation:

Under date of February 13, 2004, we reported on the consolidated balance sheets of York International Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003, as contained in the 2003 Annual Financial Statements and Review of Operations. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2003. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the financial statement schedule, Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

KPMG LLP

Harrisburg, Pennsylvania
February 13, 2004

SCHEDULE II

YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
(in thousands)


                Column A:                      Column B:      Column C:     Column D:      Column E:
                                               Balance at     Additions                    Balance at
                                               Beginning      Costs and                     Close of
               Description                     of Period       Expenses     Deductions       Period
               -----------                     ---------       --------     ----------       ------
2003

      Allowance for doubtful receivables       $  27,946        11,862        10,428       $  29,380
      Warranties                               $  87,940        80,199        66,464       $ 101,675

2002

      Allowance for doubtful receivables       $  25,675        18,587        16,316       $  27,946
      Warranties                               $  87,883        64,887        64,830       $  87,940

2001

      Allowance for doubtful receivables       $  24,551         7,847         6,723       $  25,675
      Warranties                               $  86,710        74,254        73,081       $  87,883

EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------

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

   4.1 Indenture effective as of June 1, 1998 between the Registrant and State Street Bank and Trust Company, a Massachusetts chartered trust company, as Trustee (Incorporated by reference to Exhibit 4 to the Registrant's Form 8-K, File No. 1-10863, filed on May 28, 1998)

   4.2 Senior Indenture dated as of August 9, 2001 between the Registrant and the Bank of New York, as Trustee (Incorporated by reference to Exhibit
          4.2 to the Registrant's Registration Statement filed on Form S-3, File
          No. 333-59678, filed on April 27, 2001)

   4.3    364-DAY CREDIT agreement, dated as of March 14, 2003, among YORK
          INTERNATIONAL CORPORATION, as borrower, the initial lenders named therein, as initial lenders, CITIBANK, N.A., as administrative agent, JPMORGAN CHASE BANK, as syndication agent, BANK OF TOKYO-MITSUBISHI
          TRUST COMPANY, FLEET NATIONAL BANK, and NORDEA BANK FINLAND PLC, as documentation agents, and SALOMON SMITH BARNEY INC. and J.P. MORGAN
          SECURITIES, INC., as joint lead arrangers and joint bookrunners
          (Incorporated by reference to Exhibit 4.1 to Registrant's Quarterly
          Report on Form 10-Q for the quarter ended March 31, 2003, File No.
          1-10863)

   4.4    Five Year Credit Agreement, dated as of May 29, 2001, among York
          International Corporation, as borrower, the initial lenders and initial issuing bank named therein, as initial lenders and initial issuing bank, Citibank, N.A., as administrative agent, The Chase
          Manhattan Bank, as syndication agent, Bank of Tokyo-Mitsubishi, First
          Union National Bank, and Fleet National Bank, as documentation agents, and JP Morgan Securities, Inc. and Salomon Smith Barney Inc., as joint lead arrangers and joint bookrunners. (Incorporated by reference to Exhibit 4.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 1-10863)

   4.5    Amendment No. 1 to the Five Year Credit Agreement, dated as of May 29,
          2002, among York International Corporation, the lenders named therein, as lenders, and Citibank, N.A., as administrative agent for the lenders. (Incorporated by reference to Exhibit 4.2 to Registrant's
          Form 10-Q for the quarter ended June 30, 2002, File No. 1-10863)

   4.6    AMENDMENT NO. 2 TO THE FIVE YEAR CREDIT AGREEMENT, dated as of March
          14, 2003, among York International Corporation, the lenders named therein, as lenders, and Citibank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 4.2 to Registrant's
          Form 10-Q for the quarter ended March 31, 2003, File No. 1-10863)

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

   4.8    AMENDMENT NO. 1 TO RECEIVABLES PURCHASE AGREEMENT, dated as of April
          21, 2003, among YORK RECEIVABLES FUNDING LLC, YORK INTERNATIONAL
          CORPORATION, as servicer, THE MEMBERS OF VARIOUS PURCHASE GROUPS FROM
          TIME TO TIME PARTY THERETO, and PNC BANK, NATIONAL ASSOCIATION, as administrator (Incorporated by reference to Exhibit 4.3 to Registrant's Form 10-Q for the quarter ended March 31, 2003, File No.
          1-10863)

   4.9    AMENDMENT NO. 2 TO RECEIVABLES PURCHASE AGREEMENT, dated as of May 19,
          2003, among YORK RECEIVABLES FUNDING LLC, YORK INTERNATIONAL
          CORPORATION, as initial servicer, THE MEMBERS OF THE VARIOUS PURCHASER
          GROUPS FROM TIME TO TIME PARTY THERETO, and PNC BANK, NATIONAL
          ASSOCIATION, as administrator (filed herewith)

   4.10   AMENDMENT NO. 3 TO RECEIVABLES PURCHASE AGREEMENT, dated as of June
          26, 2003, among YORK RECEIVABLES FUNDING LLC, YORK INTERNATIONAL
          CORPORATION, as initial servicer, THE MEMBERS OF THE VARIOUS PURCHASER
          GROUPS FROM TIME TO TIME PARTY THERETO, and PNC BANK, NATIONAL
          ASSOCIATION, as administrator (filed herewith)

   4.11   AMENDMENT NO. 4 TO RECEIVABLES PURCHASE AGREEMENT, dated as of October
          15, 2003, among YORK RECEIVABLES FUNDING LLC, YORK INTERNATIONAL
          CORPORATION, as initial servicer, THE MEMBERS OF THE VARIOUS PURCHASER
          GROUPS FROM TIME TO TIME PARTY THERETO, and PNC BANK, NATIONAL
          ASSOCIATION, as administrator (filed herewith)

   4.12   AMENDMENT NO. 5 TO RECEIVABLES PURCHASE AGREEMENT, dated as of
          November 26, 2003, among YORK RECEIVABLES FUNDING LLC, YORK
          INTERNATIONAL CORPORATION, as initial servicer, THE MEMBERS OF THE
          VARIOUS PURCHASER GROUPS FROM TIME TO TIME PARTY THERETO, and PNC
          BANK, NATIONAL ASSOCIATION, as administrator (filed herewith)

   4.13   Purchase and Sale Agreement, dated as of December 21, 2001, between
          York International Corporation and Bristol Compressors, Inc., as originators, and York Receivables Funding LLC (Incorporated by reference to Exhibit 4.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-10863)

   4.14   Terms and Conditions of DKK 200 million, 2 percent bonds with Danske
          Bank, dated October 29, 2003 (filed herewith)

   4.15   Terms and Conditions of DKK 50 million, 2 percent bonds with Danske
          Bank, dated December 16, 2003 (filed herewith)

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

 *10.3    Amendment No. 2 to the York International Corporation Amended and
          Restated 1992 Omnibus Stock Plan, dated February 9, 2000 (Incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-10863)

 *10.4    Amendment No. 3 to the York International Corporation Amended and
          Restated 1992 Omnibus Stock Plan, effective July 27, 2000
          (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly
          Report on Form 10-Q for the quarter ended September 30, 2000, File No.
          1-10863)

 *10.5    York International Corporation Amended and Restated 2002 Omnibus Stock
          Plan, effective as of May 23, 2002, as amended and restated May 31, 2002 (Incorporated by reference to Exhibit 10.1 to the Registrant's
          Quarterly Report on Form 10-Q for the quarter ended June 30, 2002,
          File No. 1-10863)

 *10.6    York International Corporation Supplemental Executive Retirement Plan
          (Incorporated by reference to Exhibit 10.12 to Registrant's Annual
          Report on form 10-K for the year ended December 31, 1993, File No.
          1-10863)

 *10.7    Amendment No. 1 to the York International Corporation Supplemental
          Executive Retirement Plan, effective January 1, 1997 (filed herewith)

 *10.8    Amendment No. 2 to the York International Corporation Supplemental
          Executive Retirement Plan (Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended
          June 30, 2003)

 *10.9 York International Corporation 2002 Incentive Compensation Plan, effective as of January 1, 2002 (Incorporated by reference to Exhibit
          10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-10863)

 *10.10   York International Corporation Amended and Restated Executive Deferred
          Compensation Plan, effective July 1, 2001 (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 1-10863)

 *10.11   First Amendment to the York International Corporation Executive
          Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended
          June 30, 2003, File No. 1-10863)

 *10.12   Second Amendment to the York International Corporation Executive
          Deferred Compensation Plan, dated December 3, 2003 (filed herewith)

 *10.13   York International Corporation Management Stock Purchase Plan
          (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly
          Report on Form 10-Q for the quarter ended September 30, 2003, File No.
          1-10863)

 *10.14 Form of Restricted Stock Agreement by and between Registrant and certain of its employees, dated March 26, 2003 (filed herewith)

 *10.15 Form of Severance Agreement entered into between the Registrant and certain of its Officers and Employees (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-10863)

 *10.16 Form of Amendment No. 1 to Severance Agreement between the Registrant and certain of its key executives. (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-10863)

 *10.17   Employment Agreement between York International Corporation and
          Michael R. Young, dated December 29, 1999 (Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-10863)

 *10.18   Employment Agreement between York International Corporation and C.
          David Myers, dated March 23, 2000 (Incorporated by reference to
          Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-10863)

 *10.19   Employment Agreement between York International Corporation and Peter
          C. Spellar, dated July 27, 2000 (Incorporated by reference to Exhibit
          10.17 to Registrant's Annual Report on Form 10-K for the year ended
          December 31, 2000, File No. 1-10863)

 *10.20   Employment Agreement between York International Corporation and Kam
          Leong, dated December 29, 1999 (Incorporated by reference to Exhibit
          10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-10863).

 *10.21   Employment Agreement between York International Corporation and Thomas
          F. Huntington, dated September 27, 2001 (filed herewith)

 *10.22   Retirement Agreement between York International Corporation and
          Michael R. Young, dated October 6, 2003 (filed herewith)

 *10.23 Form of Employment Agreement between York International Corporation and certain other Key Executive Employees (Incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-10863)

 *10.24 Form of Amendment No. 1 to Employment Agreement between the Registrant and certain of its key executives. (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-10863)

 *10.25   Employment Agreement between York International Corporation and C.
          David Myers, dated December 31, 2003 (filed herewith)

 *10.26   Employment Agreement between York International Corporation and Thomas
          F. Huntington, dated December 31, 2003 (filed herewith)

 *10.27   Employment Agreement between York International Corporation and Kam S.
          Leong, dated December 31, 2003 (filed herewith)

 *10.28   Employment Agreement between York International Corporation and Peter
          C. Spellar, dated December 31, 2003 (filed herewith)

 *10.29 Form of Employment Agreement between York International Corporation and certain other key executives, dated December 31, 2003 (filed herewith)

  12 Statement re: Computation of Ratio of Earnings to Fixed Charges (filed herewith)

  13      Annual Financial Statements and Review of Operations with Accountants'
          Certificate (filed herewith)

  21      Subsidiaries of the Registrant (filed herewith)

  23      Accountants' Consent (filed herewith)

  24      Power of Attorney (filed herewith)

  31.1    Certification of the Chief Executive Officer of York International
          Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          (filed herewith)

  31.2    Certification of the Chief Financial Officer of York International
          Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          (filed herewith)

  32.1    Certification of the Chief Executive Officer and Chief Financial
          Officer of York International Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

  * Required to be filed as management contracts, compensatory plans, or arrangements required to be identified pursuant to Item 14(c) of the registrant's report on Form 10-K.