Form 10-K/A
period 2003-12-31
YORK INTERNATIONAL CORP /DE/
filed 2004-05-06
CIK 842662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

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

EXPLANATORY NOTE

This Form 10-K/A amends and is being filed solely to correct certain errors that appeared in our previously filed Annual Financial Statements and Review of Operations on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on March 12, 2004.

The changes reflected by this Form 10-K/A are as follows:

      (1) insertion of a caption and corresponding amounts for "Total Liabilities and Stockholders' Equity" in the Consolidated Balance Sheets to correct a typographical error;

      (2) correction of the disclosure in Note 12 to the consolidated financial statements of expected return on plan assets and net periodic benefit cost for the 2003 non-U.S. pension benefits from $700,000 to $7,818,000 and from $16,111,000 to $8,993,000, respectively;

      (3) withdrawal and deletion of exhibit 10.27 from the list of exhibits originally filed under Part IV, Item 15 and from the exhibit index; and

      (4) correction of page references in Part II, Item 8 and Part IV, Item 15 to include reference to the Independent Auditors' Report.

No other modifications or changes have been made to the Form 10-K and exhibits originally filed, except for the update of the independent auditors' consent and certifications filed herewith.

PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements for York International Corporation and Subsidiaries are contained on pages 19 to 47 of the Annual Financial Statements and Review of Operations, and a Summary of Quarterly Results (unaudited) is contained on page 48 of the Annual Financial Statements and Review of Operations. These items are incorporated herein by reference in response to this item.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)(1) The following financial statements of York International Corporation and subsidiaries are incorporated herein by reference to pages 19 to 47 of the Annual Financial Statements and Review of Operations:

            Independent Auditors' Report

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

                       (Page 11 of Form 10-K/A)

            All other schedules are omitted as they are not applicable.

            Independent Auditors' Report Covering Financial Statement Schedule; (Page 10 of Form 10-K/A)

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

  4.8       AMENDMENT NO. 1 TO RECEIVABLES PURCHASE AGREEMENT, dated as of April
            21, 2003, among YORK RECEIVABLES FUNDING LLC, YORK INTERNATIONAL
            CORPORATION, as servicer, THE MEMBERS OF VARIOUS PURCHASE GROUPS
            FROM TIME TO TIME PARTY THERETO, and PNC BANK, NATIONAL ASSOCIATION, as administrator (Incorporated by reference to Exhibit 4.3 to Registrant's Form 10-Q for the quarter ended March 31, 2003, File
            No. 1-10863)

  4.9       AMENDMENT NO. 2 TO RECEIVABLES PURCHASE AGREEMENT, dated as of May
            19, 2003, among YORK RECEIVABLES FUNDING LLC, YORK INTERNATIONAL
            CORPORATION, as initial servicer, THE MEMBERS OF THE VARIOUS
            PURCHASER GROUPS FROM TIME TO TIME PARTY THERETO, and PNC BANK,
            NATIONAL ASSOCIATION, as administrator (Incorporated by reference to Exhibit 4.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-10863)

  4.10      AMENDMENT NO. 3 TO RECEIVABLES PURCHASE AGREEMENT, dated as of June
            26, 2003, among YORK RECEIVABLES FUNDING LLC, YORK INTERNATIONAL
            CORPORATION, as initial servicer, THE MEMBERS OF THE VARIOUS
            PURCHASER GROUPS FROM TIME TO TIME PARTY THERETO, and PNC BANK,
            NATIONAL ASSOCIATION, as administrator (Incorporated by reference to Exhibit 4.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-10863)

  4.11      AMENDMENT NO. 4 TO RECEIVABLES PURCHASE AGREEMENT, dated as of
            October 15, 2003, among YORK RECEIVABLES FUNDING LLC, YORK
            INTERNATIONAL CORPORATION, as initial servicer, THE MEMBERS OF THE
            VARIOUS PURCHASER GROUPS FROM TIME TO TIME PARTY THERETO, and PNC
            BANK, NATIONAL ASSOCIATION, as administrator (Incorporated by reference to Exhibit 4.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-10863)

  4.12      AMENDMENT NO. 5 TO RECEIVABLES PURCHASE AGREEMENT, dated as of
            November 26, 2003, among YORK RECEIVABLES FUNDING LLC, YORK
            INTERNATIONAL CORPORATION, as initial servicer, THE MEMBERS OF THE
            VARIOUS PURCHASER GROUPS FROM TIME TO TIME PARTY THERETO, and PNC
            BANK, NATIONAL ASSOCIATION, as administrator (Incorporated by reference to Exhibit 4.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-10863)

  4.13      Purchase and Sale Agreement, dated as of December 21, 2001, between
            York International Corporation and Bristol Compressors, Inc., as originators, and York Receivables Funding LLC (Incorporated by reference to Exhibit 4.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-10863)

  4.14      Terms and Conditions of DKK 200 million, 2 percent bonds with Danske
            Bank, dated October 29, 2003 (Incorporated by reference to Exhibit
            4.14 to Registrant's Annual Report on Form 10-K for the year ended
            December 31, 2003, File No. 1-10863)

  4.15      Terms and Conditions of DKK 50 million, 2 percent bonds with Danske
            Bank, dated December 16, 2003 (Incorporated by reference to Exhibit
            4.15 to Registrant's Annual Report on Form 10-K for the year ended
            December 31, 2003, File No. 1-10863)

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

  *10.7     Amendment No. 1 to the York International Corporation Supplemental
            Executive Retirement Plan, effective January 1, 1997 (Incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form
            10-K for the year ended December 31, 2003, File No. 1-10863)

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

  *10.12    Second Amendment to the York International Corporation Executive
            Deferred Compensation Plan, dated December 3, 2003 (Incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form
            10-K for the year ended December 31, 2003, File No. 1-10863)

  *10.13    York International Corporation Management Stock Purchase Plan
            (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly
            Report on Form 10-Q for the quarter ended September 30, 2003, File
            No. 1-10863)

  *10.14 Form of Restricted Stock Agreement by and between Registrant and certain of its employees, dated March 26, 2003 (Incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form
            10-K for the year ended December 31, 2003, File No. 1-10863)

  *10.15 Form of Severance Agreement entered into between the Registrant and certain of its Officers and Employees (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-10863)

  *10.16    Form of Amendment No. 1 to Severance Agreement between the
            Registrant and certain of its key executives. (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-10863)

  *10.17    Employment Agreement between York International Corporation and
            Michael R. Young, dated December 29, 1999 (Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-10863)

  *10.18    Employment Agreement between York International Corporation and C.
            David Myers, dated March 23, 2000 (Incorporated by reference to
            Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-10863)

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

  *10.21    Employment Agreement between York International Corporation and
            Thomas F. Huntington, dated September 27, 2001 (Incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form
            10-K for the year ended December 31, 2003, File No. 1-10863)

  *10.22    Retirement Agreement between York International Corporation and
            Michael R. Young, dated October 6, 2003 (Incorporated by reference to Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-10863)

  *10.23 Form of Employment Agreement between York International Corporation and certain other Key Executive Employees (Incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-10863)

  *10.24    Form of Amendment No. 1 to Employment Agreement between the
            Registrant and certain of its key executives. (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-10863)

  *10.25    Employment Agreement between York International Corporation and C.
            David Myers, dated December 31, 2003 (Incorporated by reference to
            Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-10863)

  *10.26    Employment Agreement between York International Corporation and
            Thomas F. Huntington, dated December 31, 2003 (Incorporated by reference to Exhibit 10.26 to Registrant's Annual Report on Form
            10-K for the year ended December 31, 2003, File No. 1-10863)

  *10.27    Exhibit withdrawn

  *10.28    Employment Agreement between York International Corporation and
            Peter C. Spellar, dated December 31, 2003 (Incorporated by reference to Exhibit 10.28 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-10863)

  *10.29 Form of Employment Agreement between York International Corporation and certain other key executives, dated December 31, 2003
            (Incorporated by reference to Exhibit 10.29 to Registrant's Annual
            Report on Form 10-K for the year ended December 31, 2003, File No.
            1-10863)

  12        Statement re: Computation of Ratio of Earnings to Fixed Charges
            (Incorporated by reference to Exhibit 12 to Registrant's Annual
            Report on Form 10-K for the year ended December 31, 2003, File No.
            1-10863)

  13 Annual Financial Statements and Review of Operations (filed herewith)

  21        Subsidiaries of the Registrant (Incorporated by reference to Exhibit
            21 to Registrant's Annual Report on Form 10-K for the year ended
            December 31, 2003, File No. 1-10863)

  23        Independent Auditors' Consent (filed herewith)

  24        Power of Attorney (Incorporated by reference to Exhibit 24 to
            Registrant's Annual Report on Form 10-K for the year ended December
            31, 2003, File No. 1-10863)

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

  * Required to be filed as management contracts, compensatory plans, or arrangements required to be identified pursuant to Item 15(c) of the registrant's report on Form 10-K/A.

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

                                      YORK INTERNATIONAL CORPORATION

                                      /S/ C. David Myers
                                      ------------------------------------------
                                                 C. DAVID MYERS
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                      /S/ M. David Kornblatt
                                      ------------------------------------------
                                                 M. DAVID KORNBLATT
                                      VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

Date: May 6, 2004

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
York International Corporation:

Under date of February 13, 2004, we reported on the consolidated balance sheets of York International Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 2003, as contained in the 2003 Annual Financial Statements and Review of Operations. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K/A for the year 2003. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the financial statement schedule, Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
-------------------------
KPMG LLP

Harrisburg, Pennsylvania
February 13, 2004

SCHEDULE II

YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

(in thousands)

                                                     COLUMN B:          COLUMN C:                               COLUMN E:
                                                     BALANCE AT         ADDITIONS                              BALANCE AT
                 COLUMN A:                           BEGINNING          COSTS AND           COLUMN D:           CLOSE OF
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

  4.8       AMENDMENT NO. 1 TO RECEIVABLES PURCHASE AGREEMENT, dated as of April
            21, 2003, among YORK RECEIVABLES FUNDING LLC, YORK INTERNATIOINAL
            CORPORATION, as servicer, THE MEMBERS OF VARIOUS PURCHASE GROUPS
            FROM TIME TO TIME PARTY THERETO, and PNC BANK, NATIONAL ASSOCIATION, as administrator (Incorporated by reference to Exhibit 4.3 to Registrant's Form 10-Q for the quarter ended March 31, 2003, File
            No. 1-10863)

  4.9       AMENDMENT NO. 2 TO RECEIVABLES PURCHASE AGREEMENT, dated as of May
            19, 2003, among YORK RECEIVABLES FUNDING LLC, YORK INTERNATIONAL
            CORPORATION, as initial servicer, THE MEMBERS OF THE VARIOUS
            PURCHASER GROUPS FROM TIME TO TIME PARTY THERETO, and PNC BANK,
            NATIONAL ASSOCIATION, as administrator (Incorporated by reference to Exhibit 4.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-10863)

  4.10      AMENDMENT NO. 3 TO RECEIVABLES PURCHASE AGREEMENT, dated as of June
            26, 2003, among YORK RECEIVABLES FUNDING LLC, YORK INTERNATIONAL
            CORPORATION, as initial servicer, THE MEMBERS OF THE VARIOUS
            PURCHASER GROUPS FROM TIME TO TIME PARTY THERETO, and PNC BANK,
            NATIONAL ASSOCIATION, as administrator (Incorporated by reference to Exhibit 4.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-10863)

  4.11      AMENDMENT NO. 4 TO RECEIVABLES PURCHASE AGREEMENT, dated as of
            October 15, 2003, among YORK RECEIVABLES FUNDING LLC, YORK
            INTERNATIONAL CORPORATION, as initial servicer, THE MEMBERS OF THE
            VARIOUS PURCHASER GROUPS FROM TIME TO TIME PARTY THERETO, and PNC
            BANK, NATIONAL ASSOCIATION, as administrator (Incorporated by reference to Exhibit 4.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-10863)

  4.12      AMENDMENT NO. 5 TO RECEIVABLES PURCHASE AGREEMENT, dated as of
            November 26, 2003, among YORK RECEIVABLES FUNDING LLC, YORK
            INTERNATIONAL CORPORATION, as initial servicer, THE MEMBERS OF THE
            VARIOUS PURCHASER GROUPS FROM TIME TO TIME PARTY THERETO, and PNC
            BANK, NATIONAL ASSOCIATION, as administrator (Incorporated by reference to Exhibit 4.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-10863)

  4.13      Purchase and Sale Agreement, dated as of December 21, 2001, between
            York International Corporation and Bristol Compressors, Inc., as originators, and York Receivables Funding LLC (Incorporated by reference to Exhibit 4.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-10863)

  4.14      Terms and Conditions of DKK 200 million, 2 percent bonds with Danske
            Bank, dated October 29, 2003 (Incorporated by reference to Exhibit
            4.14 to Registrant's Annual Report on Form 10-K for the year ended
            December 31, 2003, File No. 1-10863)

  4.15      Terms and Conditions of DKK 50 million, 2 percent bonds with Danske
            Bank, dated December 16, 2003 (Incorporated by reference to Exhibit
            4.15 to Registrant's Annual Report on Form 10-K for the year ended
            December 31, 2003, File No. 1-10863)

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

  *10.7     Amendment No. 1 to the York International Corporation Supplemental
            Executive Retirement Plan, effective January 1, 1997 (Incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form
            10-K for the year ended December 31, 2003, File No. 1-10863)

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

  *10.12    Second Amendment to the York International Corporation Executive
            Deferred Compensation Plan, dated December 3, 2003 (Incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form
            10-K for the year ended December 31, 2003, File No. 1-10863)

  *10.13    York International Corporation Management Stock Purchase Plan
            (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly
            Report on Form 10-Q for the quarter ended September 30, 2003, File
            No. 1-10863)

  *10.14 Form of Restricted Stock Agreement by and between Registrant and certain of its employees, dated March 26, 2003 (Incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form
            10-K for the year ended December 31, 2003, File No. 1-10863)

  *10.15 Form of Severance Agreement entered into between the Registrant and certain of its Officers and Employees (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-10863)

  *10.16    Form of Amendment No. 1 to Severance Agreement between the
            Registrant and certain of its key executives. (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-10863)

  *10.17    Employment Agreement between York International Corporation and
            Michael R. Young, dated December 29, 1999 (Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-10863)

  *10.18    Employment Agreement between York International Corporation and C.
            David Myers, dated March 23, 2000 (Incorporated by reference to
            Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-10863)

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

  *10.21    Employment Agreement between York International Corporation and
            Thomas F. Huntington, dated September 27, 2001 (Incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form
            10-K for the year ended December 31, 2003, File No. 1-10863)

  *10.22    Retirement Agreement between York International Corporation and
            Michael R. Young, dated October 6, 2003 (Incorporated by reference to Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-10863)

  *10.23 Form of Employment Agreement between York International Corporation and certain other Key Executive Employees (Incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-10863)

  *10.24    Form of Amendment No. 1 to Employment Agreement between the
            Registrant and certain of its key executives. (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-10863)

  *10.25    Employment Agreement between York International Corporation and C.
            David Myers, dated December 31, 2003 (Incorporated by reference to
            Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-10863)

  *10.26    Employment Agreement between York International Corporation and
            Thomas F. Huntington, dated December 31, 2003 (Incorporated by reference to Exhibit 10.26 to Registrant's Annual Report on Form
            10-K for the year ended December 31, 2003, File No. 1-10863)

  *10.27    Exhibit withdrawn

  *10.28    Employment Agreement between York International Corporation and
            Peter C. Spellar, dated December 31, 2003 (Incorporated by reference to Exhibit 10.28 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-10863)

  *10.29 Form of Employment Agreement between York International Corporation and certain other key executives, dated December 31, 2003
            (Incorporated by reference to Exhibit 10.29 to Registrant's Annual
            Report on Form 10-K for the year ended December 31, 2003, File No.
            1-10863)

  12        Statement re: Computation of Ratio of Earnings to Fixed Charges
            (Incorporated by reference to Exhibit 12 to Registrant's Annual
            Report on Form 10-K for the year ended December 31, 2003, File No.
            1-10863)

  13 Annual Financial Statements and Review of Operations (filed herewith)

  21        Subsidiaries of the Registrant (Incorporated by reference to Exhibit
            21 to Registrant's Annual Report on Form 10-K for the year ended
            December 31, 2003, File No. 1-10863)

  23        Independent Auditors' Consent (filed herewith)

  24        Power of Attorney (Incorporated by reference to Exhibit 24 to
            Registrant's Annual Report on Form 10-K for the year ended December
            31, 2003, File No. 1-10863)

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

  * Required to be filed as management contracts, compensatory plans, or arrangements required to be identified pursuant to Item 15(c) of the registrant's report on Form 10-K/A.