Form 10-Q
period 2004-03-31
YORK INTERNATIONAL CORP /DE/
filed 2004-05-06
CIK 842662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

                                                                  Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                      Outstanding at May 6, 2004
           -----                                      --------------------------
Common Stock, par value $.005                              41,330,025 shares

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                      INDEX

                                                                                                Page No.
                                                                                                --------
PART I.  FINANCIAL INFORMATION

  Item 1.       Financial Statements

                Consolidated Condensed Statements of Operations - (unaudited)
                Three Months Ended March 31, 2004 and 2003                                         3

                Consolidated Condensed Balance Sheets -
                March 31, 2004 (unaudited) and December 31, 2003                                   4

                Consolidated Condensed Statements of Cash Flows - (unaudited)
                Three Months Ended March 31, 2004 and 2003                                         5

                Supplemental Notes to Consolidated Condensed
                Financial Statements (unaudited)                                                   6

  Item 2.       Management's Discussion and Analysis of
                Results of Operations and Financial Condition                                     17

  Item 3.       Quantitative and Qualitative Disclosures About Market Risk                        23

  Item 4.       Controls and Procedures                                                           23

PART II.  OTHER INFORMATION

  Item 1.       Legal Proceedings                                                                 24

  Item 2.       Changes in Securities, Use of Proceeds and Issuer Purchases of
                Equity Securities                                                                 24

  Item 3.       Defaults Upon Senior Securities                                                   24

  Item 4.       Submission of Matters to a Vote of Security Holders                               24

  Item 5.       Other Information                                                                 24

  Item 6.       Exhibits and Reports on Form 8-K                                                  24

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

Consolidated Condensed Statements of Operations (unaudited)
(in thousands, except per share data)

                                                     THREE MONTHS ENDED MARCH 31,
                                                       2004               2003
                                                     ---------          ---------
Net sales:

  Products                                           $ 833,718          $ 769,042

  Services                                             105,649             99,315
                                                     ---------          ---------

     Net sales                                         939,367            868,357

Cost of goods sold:

  Products                                            (678,584)          (627,205)

  Services                                             (89,727)           (81,052)
                                                     ---------          ---------

     Cost of goods sold                               (768,311)          (708,257)
                                                     ---------          ---------

        Gross profit                                   171,056            160,100

Selling, general, and administrative expenses         (166,181)          (149,032)

Restructuring and other charges, net                        --            (16,094)
                                                     ---------          ---------

        Income (loss) from operations                    4,875             (5,026)

Interest expense, net                                  (10,861)           (12,016)

Equity in earnings of affiliates                           492              1,088
                                                     ---------          ---------

        Loss before income taxes                        (5,494)           (15,954)

Benefit from income taxes                                1,291              2,318
                                                     ---------          ---------

        Net loss                                     $  (4,203)         $ (13,636)
                                                     =========          =========

Basic and diluted net loss per share                 $   (0.10)         $   (0.34)
                                                     =========          =========

Cash dividends per share                             $    0.20          $    0.15
                                                     =========          =========

Basic and diluted weighted average common shares
  and common equivalents outstanding                    40,607             39,623

See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(in thousands)

                                                          MARCH 31, 2004   DECEMBER 31,
                                                           (UNAUDITED)         2003
                                                          --------------   ------------
ASSETS

Current assets:
   Cash and cash equivalents                              $       52,931   $     49,650
   Receivables, net                                              614,894        638,510
   Inventories:
      Raw material                                               140,680        138,108
      Work in progress                                           159,217        147,094
      Finished goods                                             258,482        227,512
                                                          --------------   ------------
         Total inventories                                       558,379        512,714

   Prepayments and other current assets                          133,959        129,921
                                                          --------------   ------------

      Total current assets                                     1,360,163      1,330,795

Deferred income taxes                                            101,058        107,566
Investments in affiliates                                         28,335         28,200
Property, plant and equipment, net                               535,625        541,118
Goodwill                                                         526,278        529,182
Intangibles, net                                                  35,587         36,744
Deferred charges and other assets                                101,963         99,530
                                                          --------------   ------------

      Total assets                                        $    2,689,009   $  2,673,135
                                                          ==============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable and current portion of long-term debt    $       15,070   $     30,755
   Accounts payable and accrued expenses                         891,976        899,093
   Income taxes                                                   27,639         38,453
                                                          --------------   ------------

      Total current liabilities                                  934,685        968,301

Long-term warranties                                              48,288         46,888
Long-term debt                                                   646,147        582,027
Postretirement and postemployment benefits                       243,045        249,912
Other long-term liabilities                                       49,854         49,607
                                                          --------------   ------------

      Total liabilities                                        1,922,019      1,896,735

Stockholders' equity                                             766,990        776,400
                                                          --------------   ------------

      Total liabilities and stockholders' equity          $    2,689,009   $  2,673,135
                                                          ==============   ============

See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (unaudited)
(in thousands)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                    2004               2003
                                                                  ---------          ---------
Cash flows from operating activities:
  Net loss                                                        $  (4,203)         $ (13,636)
  Adjustments to reconcile net loss to net
     cash (used) provided by operating activities:
       Depreciation and amortization of property, plant and
         equipment                                                   17,435             16,326
       Amortization of deferred charges and intangibles                 790                882
       Provision for doubtful receivables                             3,673              2,859
       Effect of non-cash charges                                        --             15,234
       Deferred income taxes                                          2,145              6,829
       Loss on sale of fixed assets                                     420                262
       Other                                                          1,866               (869)
       Change in assets and liabilities net of effects from
         acquisitions and divestitures:
           Receivables, net                                          20,997             18,951
           Inventories                                              (48,163)           (31,764)
           Prepayments and other current assets                      (1,053)           (18,180)
           Accounts payable and accrued expenses                     (1,058)            16,069
           Income taxes                                             (10,715)            (5,461)
           Other long-term assets and liabilities                      (444)             2,250
                                                                  ---------          ---------

         Net cash (used) provided by operating activities           (18,310)             9,752
                                                                  ---------          ---------

Cash flows from investing activities:
  Purchases of other companies, net of cash acquired                   (728)              (325)
  Capital expenditures                                              (17,780)           (15,191)
  Proceeds from sale of fixed assets                                    865                 95
                                                                  ---------          ---------

         Net cash used by investing activities                      (17,643)           (15,421)
                                                                  ---------          ---------

Cash flows from financing activities:
  Net (payments of) proceeds from short-term debt                   (12,714)               990
  Proceeds from credit agreement                                         --             95,000
  Payment of senior notes                                                --           (100,000)
  Net proceeds from other long-term debt                             59,470              3,394
  Reduction in sale of receivables                                   (5,000)           (31,000)
  Common stock issued                                                 5,843                 94
  Treasury stock purchases                                               --                 (5)
  Dividends paid                                                     (8,206)            (5,948)
                                                                  ---------          ---------

         Net cash provided (used) by financing activities            39,393            (37,475)
                                                                  ---------          ---------

Effect of exchange rate changes on cash and cash equivalents           (159)               (91)
                                                                  ---------          ---------

         Net increase (decrease) in cash and cash equivalents         3,281            (43,235)

Cash and cash equivalents at beginning of period                     49,650             92,940
                                                                  ---------          ---------

Cash and cash equivalents at end of period                        $  52,931          $  49,705
                                                                  =========          =========

See accompanying supplemental notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Supplemental Notes To Consolidated Condensed Financial Statements (unaudited)

(1)   FINANCIAL STATEMENTS

      The consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. We believe that the information presented is not misleading and the disclosures are adequate. In our opinion, the consolidated condensed financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2004 and December 31, 2003 and results of operations and cash flows for the three months ended March 31, 2004 and 2003. Our results of operations for interim periods are not necessarily indicative of results expected for the full year.

      Certain reclassifications have been made to the 2003 consolidated condensed financial statements to conform to the 2004 presentation.

(2)   STOCK-BASED COMPENSATION

      We apply the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock-based compensation plans. Accordingly, no compensation expense has been recognized for our stock-based compensation plans other than for restricted stock and performance-based awards. Had compensation expense for all stock and employee stock purchase plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended, our net loss and loss per share would have been adjusted to the pro forma amounts as follows (in thousands, except per share data):

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                 2004                2003
                                                                               --------            --------
Net loss - as reported                                                         $ (4,203)           $(13,636)
Add: Stock-based employee compensation expense included in reported
  net loss, net of related tax effects                                              306                  22
Deduct: Total stock-based employee compensation expense determined
  under fair value based method for all awards, net of related tax effects       (1,100)             (2,190)
                                                                               --------            --------

Pro forma net loss                                                             $ (4,997)           $(15,804)
                                                                               ========            ========

Basic and diluted loss per share:
  As reported                                                                  $  (0.10)           $  (0.34)
  Pro forma                                                                       (0.12)              (0.40)

      Since the determination of fair value of all stock options granted includes variable factors, including volatility, and additional stock option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects on reported net income and earnings per share for future years.

(3)   RECEIVABLES, NET

      Pursuant to the terms of an annually renewable revolving facility, we sell certain of our trade receivables to a wholly-owned, consolidated subsidiary, York Receivables Funding LLC (YRFLLC). In turn, YRFLLC sells, on a revolving basis, an undivided ownership interest in the purchased trade receivables to bank-administered asset-backed commercial paper vehicles. In April 2003, we amended the facility, reducing it from $175 million to $150 million.

      We continue to service sold trade receivables. No servicing asset or liability has been recognized as our cost to service sold trade receivables approximates the servicing income.

      In accordance with the facility, YRFLLC has sold $145 million and $150 million of an undivided interest in trade receivables as of March 31, 2004 and December 31, 2003, respectively. The proceeds from the sale were reflected as a reduction of net receivables in our consolidated condensed balance sheets as of March 31, 2004 and December 31, 2003. The discount rate on trade receivables sold was 1.04% and 1.12% as of March 31, 2004 and December 31, 2003, respectively.

(4)   GOODWILL

      The changes in the carrying amount of goodwill for the three months ended March 31, 2004 by segment are as follows (in thousands):

                                                           NET         FOREIGN
                                      BALANCE AS OF     GOODWILL       CURRENCY      BALANCE AS OF
                                      DEC. 31, 2003     ACQUIRED     FLUCTUATION     MARCH 31, 2004
                                      -------------     --------     -----------     --------------
Global Applied:
   Americas                           $      92,949     $     --     $       (32)    $       92,917
   Europe, Middle East and Africa           130,166          403          (3,348)           127,221
   Asia                                     109,314           --              73            109,387
                                      -------------     --------     -----------     --------------
                                            332,429          403          (3,307)           329,525

Unitary Products Group                      140,440           --              --            140,440
Bristol Compressors                          56,313           --              --             56,313
                                      -------------     --------     -----------     --------------
                                      $     529,182     $    403     $    (3,307)    $      526,278
                                      =============     ========     ===========     ==============

(5)   INTANGIBLES, NET

      The following table summarizes the major intangible asset classes subject to amortization included in our consolidated condensed balance sheets as of March 31, 2004 and December 31, 2003 (in thousands):

                              GROSS CARRYING    ACCUMULATED     NET CARRYING
March 31, 2004                    AMOUNT        AMORTIZATION       AMOUNT
                              --------------    ------------    ------------
Trade names and trademarks    $       40,965    $      6,908    $     34,057
Other                                  2,567           1,037           1,530
                              --------------    ------------    ------------
                              $       43,532    $      7,945    $     35,587
                              ==============    ============    ============

December 31, 2003

Trade names and trademarks    $       42,028    $      6,723    $     35,305
Other                                  2,536           1,097           1,439
                              --------------    ------------    ------------
                              $       44,564    $      7,820    $     36,744
                              ==============    ============    ============

      Amortization expense for trade names and trademarks and other intangible assets for the three months ended March 31, 2004 and 2003 was $0.4 million and $0.5 million, respectively.

      The following table estimates the amount of amortization expense for trade names and trademarks and other intangible assets for the remainder of 2004 and each of the fiscal years indicated (in thousands):

2004 (April 1 - December 31)                    $      1,156
2005                                                   1,583
2006                                                   1,583
2007                                                   1,483
2008                                                   1,483
Thereafter                                            28,299
                                                ------------
                                                $     35,587
                                                ============

(6)   NOTES PAYABLE AND LONG-TERM DEBT

      As of March 31, 2004 and December 31, 2003, our indebtedness consisted of senior notes and various other bank and term loans. In March 2003 and 2004, we amended our Five Year Credit Agreement and renewed our 364-Day Credit Agreement, respectively. We have a $400 million Five Year Credit Agreement, which expires on May 29, 2006, and a $200 million 364-Day Credit Agreement, which expires on March 11, 2005 (collectively, the Agreements). No amounts were outstanding under the Agreements as of March 31, 2004 and December 31, 2003.

      The $400 million Five Year Credit Agreement provides for borrowings at the London InterBank Offering Rate (LIBOR) plus 1.175% and the $200 million 364-Day Credit Agreement provides for borrowings at LIBOR plus 0.85%. We pay annual fees of 0.2% on the $400 million facility and 0.15% on the $200 million facility. The Agreements allow for borrowings at specified bid rates. As of March 31, 2004 and December 31, 2003, the three-month LIBOR rate was 1.1% and 1.14%, respectively. The Agreements contain financial covenants requiring us to maintain certain financial ratios and standard provisions limiting leverage and liens. We were in compliance with these financial covenants as of March 31, 2004 and December 31, 2003.

      We have domestic bank lines that provide for total borrowings of up to $150 million and $135 million as of March 31, 2004 and December 31, 2003, respectively. As of March 31, 2004 and December 31, 2003, $91.5 million and $25 million, respectively, were outstanding under the domestic bank lines.

      In October and December 2003, we issued Danish denominated retail notes of DKK 200 million and DKK 50 million, respectively. These notes are due in October 2004 and have a coupon rate of 2%. Both the domestic bank lines and the Danish retail notes are classified as long-term as they are supported by our $400 million Five Year Credit Agreement.

      Our non-U.S. subsidiaries maintain bank credit facilities in various currencies that provide for total borrowings of $390.8 million and $355.2 million as of March 31, 2004 and December 31, 2003, respectively. As of March 31, 2004 and December 31, 2003, $11.7 million and $27.8 million, respectively, were outstanding under the non-U.S. facilities, with remaining availability of $264.1 million and $246.3 million, respectively, after bank guarantees and letters of credit usage.

      Notes payable and long-term debt consist of (in thousands):

                                                               MARCH 31,   DECEMBER 31,
                                                                 2004         2003
                                                               ---------   ------------
Notes payable and current portion of long-term debt:
   Bank loans (primarily foreign currency)                     $  11,730   $     27,784
   Current portion of long-term debt                               3,340          2,971
                                                               ---------   ------------
      Total                                                    $  15,070   $     30,755
                                                               =========   ============

Long-term debt:
   Domestic bank lines at an average rate of 1.78% in 2004
      and 1.58% in 2003                                        $  91,500   $     25,000
   Danish retail notes, 2% interest, due October 2004             40,675         41,844
   Senior notes, 6.625% interest, due August 2006                200,000        200,000
   Senior notes, 6.7% interest, due June 2008                    200,000        200,000
   Senior notes, 5.8% interest, due November 2012                100,000        100,000
   Other (primarily foreign bank loans) at an
      average rate of 6.17% in 2004 and 6.3% in 2003              17,312         18,154
                                                               ---------   ------------

      Total                                                      649,487        584,998
Less current portion                                              (3,340)        (2,971)
                                                               ---------   ------------
Noncurrent portion                                             $ 646,147   $    582,027
                                                               =========   ============

(7)   POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

      PENSION PLANS

      Effective January 1, 2004, we replaced our defined benefit pension plans for U.S. salaried non-bargaining and certain U.S. salaried bargaining employees with a new defined contribution plan.

      Net periodic benefit cost includes the following components (in thousands):

                                                               THREE MONTHS ENDED MARCH 31,
                                                                 2004               2003
                                                               ---------         ----------
Components of net periodic benefit cost:
   Service cost                                                $   3,226         $    5,805
   Interest cost                                                   8,452              9,154
   Expected return on plan assets, income                        (10,262)           (10,279)
   Amortization of prior service cost                                572                969
   Amortization of net loss                                          668                475
   Settlement                                                      1,049                 --
                                                               ---------         ----------

Net periodic benefit cost                                      $   3,705         $    6,124
                                                               =========         ==========

      We previously disclosed in our consolidated financial statements for the year ended December 31, 2003 that we expected to contribute $14.3 million to our pension plans in 2004. As of March 31, 2004, $7.5 million of contributions have been made. We currently anticipate contributing an additional $6.4 million to fund our plans in 2004 for a total of $13.9 million.

      DEFINED CONTRIBUTION PLANS

      Effective January 1, 2004, certain U.S. employees participate in our new defined contribution plan. We contribute a cash amount to the plan on an annual basis, based on employees' eligible earnings, vesting service, and age. We recorded expense of approximately $2.8 million related to the plan in the three months ended March 31, 2004.

      Certain employees participate in various other investment plans. Under the plans, the employees may voluntarily contribute a percentage of their compensation. We contribute a cash amount based on the participants' contributions. Our contributions to plans were approximately $0.8 million and $0.3 million in the three months ended March 31, 2004 and 2003, respectively. We recorded expense of approximately $1.0 million and $0.4 million related to the plans in the three months ended March 31, 2004 and 2003, respectively.

      POSTRETIREMENT HEALTH AND LIFE INSURANCE PLANS

      Net periodic benefit cost includes the following components (in thousands):

                                                               THREE MONTHS ENDED MARCH 31,
                                                                 2004               2003
                                                               ---------         ----------
Components of net periodic benefit cost:
   Service cost                                                $     354         $      414
   Interest cost                                                   2,061              1,919
   Amortization of prior service cost                             (1,360)              (562)
   Amortization of net loss                                        1,100                745
                                                               ---------         ----------

Net periodic benefit cost                                      $   2,155         $    2,516
                                                               =========         ==========

      We previously disclosed in our consolidated financial statements for the year ended December 31, 2003 that we expected to contribute $7.4 million to our postretirement health and life insurance plans in 2004. As of March 31, 2004, $2.3 million of contributions have been made. We currently anticipate contributing an additional $5.4 million to fund our plans in 2004 for a total of $7.7 million.

(8)   GUARANTEES

      We issue various types of guarantees in the normal course of business. As of March 31, 2004, we have the following guarantees outstanding (in thousands):

Standby letters of credit and surety bonds                                       $  108,380
Performance guarantees                                                              171,976
Commercial letters of credit                                                          8,043
Guarantee of affiliate debt                                                          30,000

      Changes in our warranty liabilities for the three months ended March 31, 2004 are as follows (in thousands):

   BALANCE         PAYMENTS      ACCRUALS FOR        BALANCE
    AS OF         MADE UNDER      WARRANTIES          AS OF
DEC. 31, 2003     WARRANTIES        ISSUED        MARCH 31, 2004
-------------     ----------     ------------     --------------
$     101,675     $   17,592     $     18,600     $      102,683

      Warranties include standard warranties and extended warranty contracts sold to customers to increase the warranty period beyond the standard period. Extended warranty contracts sold are reflected as accruals for warranties issued and amortized revenue is reflected as payments made under warranties.

(9)   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      We are exposed to market risk associated with changes in interest rates, foreign currency exchange rates, and certain commodity prices. To enhance our ability to manage these market risks, we enter into derivative instruments for periods consistent with the related underlying hedged exposures. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in fair value or cash flows of the underlying hedged exposures. We mitigate the risk that the counter-party to these derivative instruments will fail to perform by only entering into derivative instruments with major financial institutions. We do not typically hedge our market risk exposures beyond three years and do not hold or issue derivative instruments for trading purposes.

      Recognized gains or loses in cost of goods sold due to the discontinuance of ineffective currency and commodity cash flow hedges for the three months ended March 31, 2004 and 2003 were immaterial.

      Currency Rate Hedging

      We manufacture and sell our products in a number of countries throughout the world, and therefore, are exposed to movements in various currencies against the U.S. dollar and against the currencies in which we manufacture. Through our currency hedging activities, we seek to minimize the risk that cash flows resulting from the sale of products, manufactured in a currency different from the currency used by the selling subsidiary, will be affected by changes in foreign currency exchange rates. Foreign currency derivative instruments (forward contracts) are matched to the underlying foreign currency exposures and are executed to minimize foreign exchange transaction costs.

      As of March 31, 2004, we forecasted that $0.4 million of net losses in accumulated other comprehensive losses will be reclassified into earnings within the next twelve months.

      Hedges of Net Investment

      We issued Danish denominated, retail notes as a hedge to protect the value of a portion of our net investment in a Danish subsidiary. Hedges of a net investment are accounted for under SFAS No. 52, "Foreign Currency Translation." Under SFAS No. 52, the gains or losses on a foreign-denominated, nonderivative financial instrument designated as a hedge of a net investment are recorded in foreign currency translation adjustments within accumulated other comprehensive losses. The gains and losses are accounted for in a similar manner as the foreign denominated net assets, offsetting a portion of the change in net assets due to foreign currency fluctuations. As of March 31, 2004, we have designated $40.7 million in Danish retail notes as a hedge of a net investment.

      Commodity Price Hedging

      We purchase raw material commodities and are at risk for fluctuations in the market price of those commodities. In connection with the purchase of major commodities, principally copper for manufacturing requirements, we enter into commodity swap contracts to effectively fix our cost of the commodity. These contracts require each settlement between us and our counterparty to coincide with cash market purchases of the actual commodity.

      As of March 31, 2004, we forecasted that $15.5 million of net gains in accumulated other comprehensive losses will be reclassified into earnings within the next twelve months.

      Interest Rate Hedging

      We manage our interest rate risk by entering into both fixed and variable rate debt. In addition, we enter into interest rate swap contracts in order to achieve a balanced mix of fixed and variable rate indebtedness.

      As of March 31, 2004, we had interest rate swap contracts to pay variable interest, based on the six-month LIBOR rate, and receive a fixed rate of interest of 6.625% on a notional amount of $100 million. As of March 31, 2004, the fair value of these swap contracts was an unrealized gain of $8.3 million. We have designated our outstanding interest rate swap contracts as fair value hedges of an underlying fixed rate debt obligation. The fair value of these contracts is recorded in other long-term assets or liabilities with a corresponding increase or decrease in the fixed rate debt obligation. The change in fair values of both the fair value hedge instruments and the underlying debt obligations are recorded as equal and offsetting unrealized gains and losses in the interest expense component of the consolidated condensed statements of operations. All existing fair value hedges are determined to be 100% effective under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. As a result, there is no impact on current earnings resulting from hedge ineffectiveness.

(10)  COMPREHENSIVE LOSS

      Comprehensive loss is determined as follows (in thousands):

                                                               THREE MONTHS ENDED MARCH 31,
                                                                 2004               2003
                                                               ---------         ----------
Net loss                                                       $  (4,203)        $  (13,636)
Other comprehensive (loss) income:
   Foreign currency translation adjustment                        (9,200)             7,731
   Cash flow hedges:
      Reclassification adjustment, net of tax                      1,290               (611)
      Net derivative income, net of tax                            3,695                848
   Available for sale securities                                      37                 --
                                                               ---------         ----------
Comprehensive loss                                             $  (8,381)        $   (5,668)
                                                               =========         ==========

(11)  STOCKHOLDERS' EQUITY

      The following table summarizes our stockholders' equity as of March 31, 2004 and December 31, 2003 (in thousands, except per share data):

                                                               MARCH 31,   DECEMBER 31,
                                                                 2004         2003
                                                               ---------   ------------
Common stock $.005 par value; 200,000 shares authorized;
   issued 46,249 shares at
   March 31, 2004
   and 46,248 shares at December 31, 2003                      $     231   $        231
Additional paid-in capital                                       732,566        732,339
Retained earnings                                                286,786        299,195
Accumulated other comprehensive losses                           (55,775)       (51,597)
Treasury stock, at cost; 5,245 shares at March 31, 2004
   and 5,420 shares at December 31, 2003                        (194,352)      (200,856)
Unearned compensation                                             (2,466)        (2,912)
                                                               ---------   ------------

Total stockholders' equity                                     $ 766,990   $    776,400
                                                               =========   ============

(12)  LOSS PER SHARE

      Net loss as set forth in the consolidated condensed statements of operations is used in the computation of basic and diluted loss per share. Our basic and diluted loss per share is based upon the weighted average common shares outstanding during the period. The computation of diluted loss per share excludes non-vested restricted shares and stock options of
      5.6 million and 6 million for the three months ended March 31, 2004 and 2003, respectively, as their effect would have been anti-dilutive.

(13)  SEGMENT INFORMATION

      Our global business operates in the heating, ventilating, air conditioning, and refrigeration (HVAC&R) industry. Our organization consists of Global Applied, Unitary Products Group, and Bristol Compressors. The Global Applied business is comprised of three geographic regions: Americas; Europe, Middle East and Africa (EMEA); and Asia. Global Applied's three geographic regions, Unitary Products Group, and Bristol Compressors represent our reportable segments.

      Global Applied designs, produces, markets, and sells HVAC&R equipment and solutions and provides maintenance and service of equipment manufactured by us and by others. Types of equipment include air-cooled and water-cooled chillers, central air handling units, variable air volume units, screw and reciprocating compressors, condensers, evaporators, heat exchangers, ductless minisplits, process refrigeration systems, hygienic air distribution systems, gas compression systems, and control equipment to monitor and control the entire system. Heating and air conditioning solutions are provided for buildings ranging from small office buildings and fast food restaurants to large commercial and industrial complexes. Refrigeration systems are provided for industrial applications in the food, beverage, chemical and petroleum industries. Cooling and refrigeration systems are also supplied for use on naval, commercial and passenger vessels.

      Unitary Products Group (UPG) produces heating and air conditioning solutions for buildings ranging from private homes and apartments to small commercial buildings. UPG products include ducted central air conditioning and heating systems (air conditioners, heat pumps, and furnaces), and light commercial heating and cooling equipment.

      Bristol Compressors (Bristol) manufactures reciprocating and scroll compressors for our use and for sale to original equipment manufacturers and wholesale distributors. Bristol purchases an essential component from one vendor. Due to consolidation in the vendor's industry, there are limited alternate sources of supply. We believe an alternate source of supply is attainable in the event the current vendor is unable to supply the component. However, a change in vendors would cause a delay in manufacturing and loss of sales, which would adversely impact the results of operations of Bristol and our consolidated results of operations.

      General corporate expenses and charges and other expenses are not allocated to the individual segments for management reporting purposes. General corporate expenses include certain incentive compensation, pension, medical and insurance costs; corporate administrative costs; development costs for information technology applications and infrastructure; and other corporate costs. Charges and other expenses in 2003 include restructuring and other charges. Non-allocated assets primarily consist of prepaid pension benefit cost, net deferred tax assets, LIFO inventory reserves, and other corporate assets. For management reporting purposes, intersegment sales are recorded on a cost-plus or market price basis. Business segment management performance is based on earnings before interest and taxes, net capital employed, and earnings per share.

      The table below represents our operating results and assets by segment (in thousands):

                                                               THREE MONTHS ENDED MARCH 31,
                                                                 2004               2003
                                                               ---------         ----------
Net sales:
   Global Applied:
      Americas                                                 $ 332,799         $  297,413
      EMEA                                                       298,421            262,052
      Asia                                                       102,784             90,119
      Intragroup sales                                           (44,991)           (40,366)
                                                               ---------         ----------
                                                                 689,013            609,218
   Unitary Products Group                                        180,391            163,542
   Bristol Compressors                                           113,478            137,562
   Eliminations(1)                                               (43,515)           (41,965)
                                                               ---------         ----------
                                                               $ 939,367         $  868,357
                                                               =========         ==========
   (1)Eliminations include the following
         intersegment sales:
   Global Applied                                              $     731         $      586
   Unitary Products Group                                         13,734             12,689
   Bristol Compressors                                            29,050             28,690
                                                               ---------         ----------
   Eliminations                                                $  43,515         $   41,965
                                                               =========         ==========

Income (loss) from operations:
   Global Applied:
      Americas                                                 $   1,686         $   (2,756)
      EMEA                                                            (9)               589
      Asia                                                         9,574              9,693
                                                               ---------         ----------
                                                                  11,251              7,526
   Unitary Products Group                                         12,026              8,220
   Bristol Compressors                                             4,078             11,329
   General corporate expenses, eliminations, and
      other non-allocated items                                  (22,480)           (14,115)
   Charges and other expenses                                         --            (17,986)
                                                               ---------         ----------
                                                                   4,875             (5,026)
                                                               ---------         ----------

Interest expense, net                                            (10,861)           (12,016)
                                                               ---------         ----------

Equity in earnings (loss) of affiliates:
   Global Applied:
      EMEA                                                           384                415
      Asia                                                           116                196
                                                               ---------         ----------
                                                                     500                611
   Bristol Compressors                                                (8)               477
                                                               ---------         ----------
                                                                     492              1,088
                                                               ---------         ----------

Loss before income taxes                                          (5,494)           (15,954)

Benefit from income taxes                                          1,291              2,318
                                                               ---------         ----------

Net loss                                                       $  (4,203)        $  (13,636)
                                                               =========         ==========

                                                   MARCH 31, 2004     DEC. 31, 2003
                                                   --------------     -------------
Total assets:
   Global Applied:
      Americas                                     $      732,909     $     711,103
      EMEA                                                888,780           937,981
      Asia                                                396,218           389,456
      Eliminations and other non-allocated
      assets                                              (94,604)         (111,789)
                                                   --------------     -------------
                                                        1,923,303         1,926,751
   Unitary Products Group                                 426,241           384,355
   Bristol Compressors                                    289,558           242,375
   Eliminations and other non-allocated assets             49,907           119,654
                                                   --------------     -------------
                                                   $    2,689,009     $   2,673,135
                                                   ==============     =============

(14)  CHARGES TO OPERATIONS

      In 2003, we initiated actions to further reduce our overall cost structure and support the implementation of our new geographic organization. In addition to cost reductions associated with the consolidation of our former Engineered Systems Group and York Refrigeration Group segments, additional actions included the further reduction of manufacturing capacity, the elimination of certain product lines, and the exiting of several small, non-core businesses. All actions were substantially completed by December 31, 2003.

      In the three months ended March 31, 2003, we incurred costs by segment as follows (in thousands):

Global Applied:
   Americas                                                           $       3,571
   EMEA                                                                      12,345
   Asia                                                                       2,070
                                                                      -------------
Total charges to operations, net                                             17,986
Charges reflected in cost of goods sold                                       1,892
                                                                      -------------
Restructuring and other charges, net                                  $      16,094
                                                                      =============

      Charges included write-downs for the impairment of fixed assets and other assets relating to facilities to be closed or divested and other impaired assets. Severance and other accruals included planned reductions in workforce throughout the Company. Substantially all of the severance accrual will be utilized in 2004.

      Detail of activity relating to the 2003 initiatives in the three months ended March 31, 2004 is as follows (in thousands):

                                         ACCRUALS
                                        ESTABLISHED   UTILIZED
                                         IN THREE     IN THREE
                                          MONTHS       MONTHS      REMAINING
                          ACCRUALS AT      ENDED        ENDED     ACCRUALS AT
                           DEC. 31,      MARCH 31,    MARCH 31,    MARCH 31,
                             2003          2004         2004          2004
                          -----------   -----------   ---------   -----------
Severance                 $    16,537   $        --   $   6,613   $     9,924
Contractual obligations         6,156            --         374         5,782
Other                           1,220            --       1,002           218
                          -----------   -----------   ---------   -----------
                          $    23,913   $        --   $   7,989   $    15,924
                          ===========   ===========   =========   ===========

(15)  PROPOSED ACCOUNTING STANDARDS

      In March 2004, the Financial Accounting Standards Board issued Proposed Statement of Financial Accounting Standards "Share-Based Payment," an amendment of FASB Statements No. 123 and 95. This proposed statement addresses the accounting for share-based compensation in which we exchange employee services for (a) our equity instruments or (b) liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of our equity instruments. Under the proposed statement, we will recognize compensation cost for share-based compensation issued to or purchased by employees under our stock-based compensation plans using a fair-value-based method effective January 1, 2005. The impact the proposed statement will have on our consolidated condensed financial statements is not known at this time, however, we expect the proposed statement to reduce net income and earnings per share similarly to the amounts disclosed in supplemental note 2 to our consolidated condensed financial statements and note 1 to our consolidated financial statements contained in the Annual Financial Statements and Review of Operations filed as Exhibit 13 to our Form 10-K/A for the year ended December 31, 2003.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

CONSOLIDATED OPERATIONS

Net sales grew $71 million or 8.2% to $939.4 million in the first quarter of 2004 compared to 2003. Our revenue growth is mainly attributable to the favorable impact of net strengthening foreign currencies of $41.9 million; increased equipment volume in Americas, Asia and Unitary Products Group; and overall growth in Global Applied service business sales (consisting of services, parts and replacement equipment). Currency, volume and service business improvements were partially offset by lower equipment volume at Bristol Compressors. (See further discussion below under Segment Analysis.) For the three months ended March 31, 2004, net sales in the United States increased 3.6% to $425.8 million and international net sales increased 12.3% to $513.6 million. Order backlog as of March 31, 2004 was $1,241.6 million compared to $1,075.7 million as of March 31, 2003 and $1,026.6 million as of December 31, 2003.

Gross profit grew $11 million or 6.8% to $171.1 million (18.2% of net sales) in the first quarter of 2004 as compared to $160.1 million (18.4% of net sales) in 2003. Overall, gross profit increased due to the net strengthening of foreign currencies of $7.4 million and higher equipment volume in Americas, Asia and Unitary Products Group. Gross profit also benefited from our improved cost structure as a result of the 2003 restructuring initiatives. These improvements were partially offset by higher raw material (principally steel and copper) and component costs; reduced equipment volume levels at Bristol Compressors; and increased service business costs related to infrastructure and labor. While we hedge a portion of our copper and aluminum purchases and have contracts for steel purchases, we experienced cost increases for unhedged portions, components containing these commodities, as well as surcharges on our steel purchases. We expect raw material and component cost increases to be partially mitigated by raising our product prices beginning in the second quarter of 2004. In 2003, we recorded $1.9 million of costs related to our 2003 restructuring initiatives in cost of goods sold.

Selling, general, and administrative (SG&A) expenses increased $17.1 million or 11.5% to $166.2 million (17.7% of net sales) in the first quarter of 2004 from $149 million (17.2% of net sales) in 2003. Our SG&A expenses increased by $7.2 million due to net strengthening of foreign currencies. The remaining increase in SG&A reflects the cost of our initiatives to improve our information technology capabilities and develop and market new products. We expect to benefit from these projects in 2005 and beyond.

In 2003, we initiated actions to further reduce our overall cost structure and support the implementation of our new geographic organization. In addition to cost reductions associated with the consolidation of our former Engineered Systems Group and York Refrigeration Group segments, additional actions included the further reduction of manufacturing capacity, elimination of certain product lines, and exiting of several small, non-core businesses. In the first quarter of 2003, we recorded restructuring charges of $18 million related to these actions, including $1.9 million charged to cost of goods sold. The charges included $15.2 million in write-downs of various assets and $2.8 million in accruals for severance and other costs.

Income from operations increased $9.9 million to $4.9 million (0.5% of net sales) in the first quarter of 2004 compared to a loss of $5 million (-0.6% of net sales) in 2003. (See further discussion below under Segment Analysis.)

Net interest expense declined $1.2 million to $10.9 million in the first quarter of 2004 compared to 2003. The decline resulted from lower average debt levels partially offset by higher interest rates in international markets.

Equity in earnings of affiliates declined $0.6 million to $0.5 million in the first quarter of 2004 compared to 2003. The reduction was primarily the result of reduced earnings at Scroll Technologies.

The income tax benefit of $1.3 million for the first quarter of 2004 and $2.3 million in 2003 relates to both U.S. and non-U.S. operations. The 2004 and 2003 income tax benefits were lower than the U.S. statutory rate of 35% primarily due to pre-tax earnings and losses in non-U.S. jurisdictions where statutory rates are less than 35%. The effective tax rate was a benefit of

23.5% in the first quarter of 2004 as compared to 14.5% in 2003. The change in the effective tax rate is attributable to restructuring charges recorded in 2003, for which the tax benefits were recorded at a lower effective tax rate.

Net loss, as a result of the above factors, was $4.2 million (-0.4% of net sales) in the first quarter of 2004 compared to $13.6 million (-1.6% of net sales) in 2003.

SEGMENT ANALYSIS

The following table sets forth net sales and income (loss) from operations by segment (in thousands):

                                                               THREE MONTHS ENDED MARCH 31,
                                                                 2004               2003
                                                               ---------         ----------
Net sales:
Global Applied:
   Americas                                                    $ 332,799         $  297,413
   Europe, Middle East and Africa                                298,421            262,052
   Asia                                                          102,784             90,119
   Intragroup sales                                              (44,991)           (40,366)
                                                               ---------         ----------
                                                                 689,013            609,218
Unitary Products Group                                           180,391            163,542
Bristol Compressors                                              113,478            137,562
Eliminations                                                     (43,515)           (41,965)
                                                               ---------         ----------
               Net sales                                       $ 939,367         $  868,357
                                                               =========         ==========

Income (loss) from operations:
Global Applied:
   Americas                                                    $   1,686         $   (2,756)
   Europe, Middle East and Africa                                     (9)               589
   Asia                                                            9,574              9,693
                                                               ---------         ----------
                                                                  11,251              7,526
Unitary Products Group                                            12,026              8,220
Bristol Compressors                                                4,078             11,329
General corporate expenses, eliminations, and
   other non-allocated items                                     (22,480)           (14,115)
Charges and other expenses                                            --            (17,986)
                                                               ---------         ----------
               Income (loss) from operations                   $   4,875         $   (5,026)
                                                               =========         ==========

Global Applied

Global Applied net sales grew $79.8 million or 13.1% to $689 million in the first quarter of 2004 compared to 2003. Net sales benefited $40.9 million or 6.7% from the net strengthening of currencies mainly in Europe, Middle East and Africa (EMEA). Improved revenue in Americas is attributable to increased equipment volume and service business growth. Asia equipment revenue continued to grow principally due to the economic expansion of China. Global Applied service business revenue increased $28.7 million or 12.7% to $254.3 million in the first quarter of 2004, of which 6.8% is due to the net strengthening of foreign currencies. Global Applied service business continued to grow on repair and replacement opportunities, as we continued to expand our multi-site commercial service activities, mainly in the Americas.

Global Applied income from operations increased to $11.3 million (1.6% of net sales) in the first quarter of 2004 from $7.5 million (1.2% of net sales) in 2003. Benefits from improved equipment volume and realized savings from the 2003 restructuring initiatives in the Americas accounted for most of the increase. Asia remained relatively consistent despite increasing net sales due to unfavorable global minisplit pricing. EMEA declined due to margin-pricing pressure in Europe, as some markets remained weak, partially offset by benefits from the 2003 restructuring initiatives. Overall, Global Applied was negatively impacted by an increase in raw material costs and continued investments in service business infrastructure, information technology capabilities, and product development.

Unitary Products Group (UPG)

UPG net sales grew $16.8 million or 10.3% to $180.4 million in the first quarter of 2004 compared to 2003. Equipment volume increased driven by market share gains as well as growth in the overall North American unitary air conditioning and heating market. In the first quarter of 2004, UPG introduced the new, more efficient "Affinity" line of products. We expect new products and improvements in construction markets to increase sales for the 2004 year above 2003 levels.

UPG income from operations grew to $12 million (6.7% of net sales) in the first quarter of 2004 from $8.2 million (5% of net sales) in 2003. Improved results are mainly attributable to increased equipment volume, production efficiencies, and a favorable product mix partially offset by higher raw material costs.

Bristol Compressors (Bristol)

Bristol net sales declined $24.1 million or 17.5% to $113.5 million in the first quarter of 2004 compared to 2003. The decrease primarily relates to lower shipments to domestic and international unitary customers. Domestic shipments were negatively impacted by the loss of a customer in the fourth quarter of 2003 partially offset by higher equipment volumes to other domestic customers. During the first quarter of 2004, Bristol introduced the Benchmark compressor. This compressor is designed to meet future industry energy standards while reducing noise levels.

Bristol income from operations decreased to $4.1 million (3.6% of net sales) in the first quarter of 2004 from $11.3 million (8.2% of net sales) in 2003. The impact of reduced volume and higher raw material costs negatively impacted income from operations. The successful introduction and market acceptance of the Benchmark compressor is expected to improve Bristol's results beyond 2004.

Other

General corporate expenses, eliminations, and other non-allocated items grew $8.4 million to $22.5 million in the first quarter of 2004 as compared to $14.1 million in 2003. The increase was primarily due to increased costs of $4.5 million related to improving our technology capabilities in both applications and infrastructure and $3.9 million related to other non-allocated costs. The year-over-year cost increases are expected to continue for the second quarter and, to a lesser extent, the remainder of 2004.

Charges and other expenses are as follows (in thousands):

                                                                                 THREE MONTHS
                                                                                    ENDED
                                                                                MARCH 31, 2003
By segment                                                                      --------------
Global Applied:
   Americas                                                                     $        3,571
   EMEA                                                                                 12,345
   Asia                                                                                  2,070
                                                                                --------------
                                                                                $       17,986
                                                                                ==============

By type
Restructuring and other charges, net                                            $       16,094
Restructuring and other charges reflected in cost of goods sold                          1,892
                                                                                --------------
                                                                                $       17,986
                                                                                ==============

No charges and other expenses were recorded in the first quarter of 2004 as the 2003 restructuring initiatives were initiated and substantially completed during 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our significant liquidity and capital funding needs are working capital, operating expenses, capital expenditures, debt repayments, restructuring costs, dividends to our shareholders, contractual obligations, and commercial commitments. Liquidity and capital resource needs are met through cash flows from operations, borrowings under our credit agreements and bank lines of credit, financing of trade receivables, and credit terms from suppliers, which approximate receivable terms to our customers. Additional sources of cash include customer deposits and progress payments.

We believe that we will be able to satisfy our principal and interest payment obligations and our working capital and capital expenditure requirements from operating cash flows together with the availability under the uncommitted credit lines and committed bank lines of credit. Uncommitted credit lines and committed bank lines of credit support seasonal working capital needs and are available for general corporate purposes. Since certain of our long-term debt obligations and our revolving trade receivables purchase facility bear interest at floating rates, our interest costs are sensitive to changes in prevailing interest rates.

WORKING CAPITAL

Our working capital is mainly comprised of inventories, net receivables, and accounts payable and accrued expenses. Working capital increased $63 million to $425.5 million as of March 31, 2004 compared to $362.5 million as of December 31, 2003. The increase resulted from higher inventories and reduced current liabilities partially offset by a decline in net receivables.

Net Receivables

Net receivables decreased $23.6 million due to improved collection efforts in all businesses. Overall, days sales outstanding decreased to 48 days in the first quarter of 2004 from 50 days at December 31, 2003.

Inventories

Inventories increased $45.7 million mainly due to increases in work-in-progress and finished goods. The increase in our work-in-progress inventory is the result of increased demand for longer lead time equipment in our Global Applied business. Our work-in-progress and finished goods increase as we manufacture inventory during the first half of the year to support demand in the second half of the year.

Notes Payable and Current Portion of Long-Term Debt

Notes payable and current portion of long-term debt decreased $15.7 million due to less borrowing under non-U.S. bank credit facilities, mainly in Brazil.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses declined $7.1 million primarily due to payment of year-end incentive compensation and restructuring accruals and net weakening of foreign currencies since December 31, 2003. These increases were partially offset by higher accruals for customer deposits, insurance, and interest.

Income Taxes

Income taxes decreased $10.8 million primarily due to U.S. tax benefits recorded in the first quarter of 2004, as well as foreign tax payments.

CASH FLOWS

Operating Activities

We used $18.3 million of cash for operating activities in the first quarter of 2004. Net cash flows of $40.4 million were used by the change in assets and liabilities net of effects from acquisitions and divestitures, mainly due to the increase in inventory as discussed above. Remaining cash flows of $22.1 million were generated from operations.

Investing Activities

Cash used in investing activities of $17.6 million was mainly comprised of capital expenditures for manufacturing equipment and information technology systems.

Financing Activities

Cash provided by financing activities of $39.4 million included proceeds of $41.8 million from net borrowings and $5.8 million from issuance of common stock partially offset by common stock dividend payments of $8.2 million. Net borrowings are consistent with the typical seasonality of our businesses to finance increasing working capital needs during the first half of the year. Proceeds from issuance of common stock represent cash received from employee stock purchases and exercise of stock options under our employee stock plans. We paid a cash dividend of $0.20 per share in the first quarter of 2004 representing a 33% increase compared to 2003.

BORROWINGS AND AVAILABILITY

Total indebtedness was $661.2 million as of March 31, 2004, primarily consisting of $500 million of senior notes, $91.5 million outstanding under domestic bank lines, and $40.7 million of Danish retail notes. The senior notes mature at dates ranging from 2006 to 2012 and carry fixed rates ranging from 5.8% to 6.7%.

We have a $400 million Five Year Credit Agreement, which expires on May 29, 2006, and a $200 million 364-Day Credit Agreement, which expires on March 11, 2005 (collectively, the Agreements). As of March 31, 2004 and December 31, 2003, no amounts were outstanding under our Agreements. We renewed our $200 million 364-Day Credit Agreement in March 2004.

The $400 million Five Year Credit Agreement provides for borrowings at the London InterBank Offering Rate (LIBOR) plus 1.175%, and the $200 million 364-Day Credit Agreement provides for borrowings at LIBOR plus 0.85%. We pay annual fees of 0.2% on the $400 million facility and 0.15% on the $200 million facility. The Agreements allow for borrowings at specified bid rates. As of March 31, 2004 and December 31, 2003, the three-month LIBOR rate was 1.1% and 1.14%, respectively. The Agreements contain financial covenants requiring us to maintain certain financial ratios and standard provisions limiting leverage and liens. We were in compliance with these financial covenants as of March 31, 2004 and December 31, 2003.

In October and December 2003, we issued Danish denominated retail notes of DKK 200 million and DKK 50 million, respectively. These notes are due in October 2004 and have a coupon rate of 2%.

We have domestic bank lines that provide for total borrowings of up to $150 million and $135 million as of March 31, 2004 and December 31, 2003, respectively. The domestic bank lines are uncommitted and may be unavailable for renewal at maturity. As of March 31, 2004 and December 31, 2003, $91.5 million and $25 million, respectively, were outstanding under the domestic bank lines. Our non-U.S. subsidiaries maintain bank credit facilities in various currencies that provide for total borrowings of $390.8 million and $355.2 million as of March 31, 2004 and December 31, 2003, respectively. As of March 31, 2004 and December 31, 2003, $11.7 million and $27.8 million, respectively, were outstanding under the non-U.S. facilities, with remaining availability of $264.1 million and $246.3 million, respectively, after bank guarantees and letters of credit usage.

We have access to bank lines of credit and have the ability to borrow under the Agreements as long as we continue to meet the financial covenants or until expiration of the Agreements. The primary financial covenants are the earnings before interest, taxes, depreciation, and amortization (EBITDA) interest coverage and the debt to capital ratio, as defined under the Agreements. As of March 31, 2004, our EBITDA interest coverage was 4.7 times, exceeding the minimum requirement of 3.5 times. As of March 31, 2004, our debt to capital ratio, as defined in the agreement, was 44%, below the maximum allowed of 50%. Our ability to issue commercial paper is limited due to our credit ratings.

We also maintain an annually renewable revolving facility under which we sell certain trade receivables - see "Off-Balance Sheet Arrangements" section below.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements are comprised of a trade receivable revolving facility and operating leases.

Trade Receivable Revolving Facility

Pursuant to the terms of an annually renewable revolving facility, we sell certain of our trade receivables to a wholly owned consolidated subsidiary, York Receivables Funding LLC (YRFLLC). In turn, YRFLLC sells, on a revolving basis, an undivided ownership interest in the trade receivables to bank-administered asset-backed commercial paper vehicles. In April 2003, we amended the facility, reducing it from $175 million to $150 million. The facility is expected to be renewed in 2004 at a level equal to or greater than $150 million. We continue to service sold trade receivables. No servicing asset or liability has been recognized as our cost to service sold trade receivables approximates the servicing income.

In accordance with the facility, YRFLLC has sold $145 million and $150 million of an undivided interest in trade receivables as of March 31, 2004 and December 31, 2003, respectively, resulting in a reduction of net receivables reflected in our consolidated condensed balance sheets. The discount rate on trade receivables sold was 1.04% and 1.12% as of March 31, 2004 and December 31, 2003, respectively. The program fee on trade receivables sold was 0.5% as of March 31, 2004 and December 31, 2003.

Operating Leases

Operating leases provide us with the flexibility to use property, plant and equipment without assuming ownership and related debt. Operating leases reduce our risk associated with disposal and residual fair value of property, plant and equipment at the end of the lease.

OUTLOOK

Overall, we expect improved net sales and net income in fiscal year 2004 as compared to 2003. We anticipate continued strength in our service businesses' (services, parts, and replacement equipment) sales within Global Applied; growth in our UPG equipment business; and increased sales of large commercial equipment in our Asian business. Further savings from our 2003 cost reduction actions are expected to be realized throughout 2004. Overall growth and savings are expected to be partially offset by declines in large commercial equipment in EMEA; a decline in Bristol sales; increased costs for pension, healthcare, insurance, copper, steel, and components containing copper and steel; and continued investments in new products and information technology projects.

PROPOSED ACCOUNTING STANDARDS

In March 2004, the Financial Accounting Standards Board issued Proposed Statement of Financial Accounting Standards "Share-Based Payment," an amendment of FASB Statements No. 123 and 95. This proposed statement addresses the accounting for share-based compensation in which we exchange employee services for (a) our equity instruments or (b) liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of our equity instruments. Under the proposed statement, we will recognize compensation cost for share-based compensation issued to or purchased by employees under our stock-based compensation plans using a fair-value-based method effective January 1, 2005. The impact the proposed statement will have on our consolidated condensed financial statements is not known at this time, however, we expect the proposed statement to reduce net income and earnings per share similarly to the amounts disclosed in supplemental note 2 to our consolidated condensed financial statements and note 1 to our consolidated financial statements contained in the Annual Financial Statements and Review of Operations filed as Exhibit 13 to our Form 10-K/A for the year ended December 31, 2003.

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

To the extent we have made "forward-looking statements," certain risk factors could cause actual results to differ materially from those anticipated in such forward-looking statements including, but not limited to:

      -     Changes in competition within specific markets or geographies

      -     Introduction of new competitive products

      - Changes in government regulation, including environmental and tax laws

      -     Legal actions, including pending and unasserted claims

      -     Loss of patented technology

      -     Events that create a negative image for our trademarks

      -     Work stoppages

      -     Price and availability of raw materials and components

      -     Realization of benefits from our cost reduction initiatives

      - Changes in individual country economics, including but not limited to: Argentina; Brazil; China; Mexico; Saudi Arabia; United Arab Emirates; and Venezuela

      -     Acts of war or terrorism

      -     Changes in commercial and residential construction markets

      -     Significant changes in customer orders

      -     Significant product defects or failures

Unseasonably cool weather in various parts of the world could adversely affect our UPG and Global Applied air conditioning businesses and, similarly, the Bristol compressor business. Bristol and UPG are also impacted by the successful development, introduction, and customer acceptance of new products. The Global Applied air conditioning business could also be affected by a further slowdown in the large chiller market and by the acceptance of new product introductions. Global Applied could be negatively impacted by reductions in commercial construction. Our ability to effectively implement price increases to offset higher costs is dependent on market conditions and the competitive environment. The financial position and financial results of our foreign locations could be negatively impacted by the translation effect of currency fluctuations and by political changes including nationalization or expropriation of assets. In addition, our overall performance could be affected by declining worldwide economic conditions or slowdowns resulting from world events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responsive to this item as of December 31, 2003 appears under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations, Market Risk," on pages 14 to 16 of the Annual Financial Statements and Review of Operations filed as Exhibit 13 to our Form 10-K/A for the year ended December 31, 2003. There was no material change in such information as of March 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of company management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 1. LEGAL PROCEEDINGS

                  Not Applicable

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                  Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable

ITEM 5. OTHER INFORMATION

                  Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

            Exhibit 4.1 - 364-DAY CREDIT AGREEMENT, dated as of March 12, 2004, among YORK INTERNATIONAL CORPORATION, as borrower, the initial lenders named therein, as initial lenders, CITIBANK, N.A., as administrative agent, JPMORGAN CHASE BANK, as syndication agent, BANK OF TOKYO-MITSUBISHI TRUST COMPANY, FLEET NATIONAL BANK, NORDEA BANK FINLAND PLC and BNP PARIBAS, as documentation agents, and CITIGROUP GLOBAL MARKETS INC. and J.P. MORGAN SECURITIES, INC., as joint lead arrangers and joint book managers

            Exhibit 10.1 - Employment Agreement between York International Corporation and David Kornblatt, dated March 24, 2004

            Exhibit 10.2 - Employment Agreement between York International Corporation and Iain A. Campbell, dated March 24, 2004

            Exhibit 10.3 - Employment Agreement between York International Corporation and Jeffrey D. Gard, dated March 24, 2004

            Exhibit 31.1 - Certification of the Chief Executive Officer of York International Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 31.2 - Certification of the Chief Financial Officer of York International Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 32.1 - Certification of the Chief Executive Officer and Chief Financial Officer of York International Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

            Current report on Form 8-K dated February 13, 2004, containing a press release, dated February 13, 2004, announcing that C. David Myers had assumed the position of Chief Executive Officer upon the retirement of Michael R. Young

            Current report on Form 8-K dated February 18, 2004, containing a press release, dated February 18, 2004, concerning dividend payments in 2004

            Current report on Form 8-K dated February 19, 2004, containing a press release, dated February 19, 2004, setting forth our fourth quarter and full year 2003 results (Such press release is not incorporated by reference herein or deemed "filed" within the meaning of Section 18 of the Securities Act of 1933.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned unto duly authorized.

                                        YORK INTERNATIONAL CORPORATION
                                        ------------------------------
                                                 Registrant

Date May 6, 2004                              /s/ M. David Kornblatt
                                        ----------------------------------------
                                        M. David Kornblatt
                                        Vice President and
                                        Chief Financial Officer