Form 10-Q
period 2004-06-30
YORK INTERNATIONAL CORP /DE/
filed 2004-08-04
CIK 842662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                Yes   [X]   No    [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class               Outstanding at August 3, 2004
               -----               -----------------------------

Common Stock, par value $.005           41,421,197 shares

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                      INDEX

                                                                                                 Page No.
PART I.  FINANCIAL INFORMATION

 Item 1.       Financial Statements

               Condensed Consolidated Statements of Operations - (unaudited)
               Three and Six Months Ended June 30, 2004 and 2003                                     3

               Condensed Consolidated Balance Sheets -
               June 30, 2004 (unaudited) and December 31, 2003                                       4

               Condensed Consolidated Statements of Cash Flows - (unaudited)
               Six Months Ended June 30, 2004 and 2003                                               5

               Notes to Condensed Consolidated Financial Statements (unaudited)                      6

 Item 2.       Management's Discussion and Analysis of Results of Operations
               and Financial Condition                                                              18

 Item 3.       Quantitative and Qualitative Disclosures About Market Risk                           26

 Item 4.       Controls and Procedures                                                              26

PART II.  OTHER INFORMATION

 Item 1.       Legal Proceedings                                                                    27

 Item 2.       Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities     27

 Item 3.       Defaults Upon Senior Securities                                                      27

 Item 4.       Submission of Matters to a Vote of Security Holders                                  27

 Item 5.       Other Information                                                                    28

 Item 6.       Exhibits                                                                             28

 Signatures                                                                                         30

 Exhibit Index                                                                                      31

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

                                               THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                  2004            2003           2004           2003
                                               -----------    ------------    -----------    -----------
Net sales:
    Products                                   $ 1,104,388    $   975,073     $ 1,938,106    $ 1,744,116
    Services                                       117,320        109,344         222,969        208,658
                                               -----------    -----------     -----------    -----------
       Net sales                                 1,221,708      1,084,417       2,161,075      1,952,774
Cost of goods sold:
    Products                                      (902,001)      (771,758)     (1,580,586)    (1,398,963)
    Services                                       (94,032)       (86,295)       (183,758)      (167,347)
                                               -----------    -----------     -----------    -----------
       Cost of goods sold                         (996,033)      (858,053)     (1,764,344)    (1,566,310)
                                               -----------    -----------     -----------    -----------
          Gross profit                             225,675        226,364         396,731        386,464
Selling, general and administrative expenses      (177,303)      (156,796)       (343,484)      (305,828)
Restructuring and other charges, net                    --        (33,060)             --        (49,154)
                                               -----------    -----------     -----------    -----------
            Income from operations                  48,372         36,508          53,247         31,482
Interest expense, net                              (10,072)       (12,115)        (20,933)       (24,131)
Equity in earnings of affiliates                     4,227          2,477           4,719          3,565
                                               -----------    -----------     -----------    -----------
            Income before income taxes              42,527         26,870          37,033         10,916
Provision for income taxes                          (4,131)        (7,664)         (2,840)        (5,346)
                                               -----------    -----------     -----------    -----------
            Net income                         $    38,396    $    19,206     $    34,193    $     5,570
                                               ===========    ===========     ===========    ===========
Basic earnings per share                       $      0.94    $      0.48     $      0.84    $      0.14
                                               ===========    ===========     ===========    ===========
Diluted earnings per share                     $      0.91    $      0.48     $      0.81    $      0.14
                                               ===========    ===========     ===========    ===========
Cash dividends per share                       $      0.20    $      0.15     $      0.40    $      0.30
                                               ===========    ===========     ===========    ===========
Weighted average common shares and
  common equivalents outstanding:
            Basic                                   41,037         39,631          40,819         39,594
            Diluted                                 42,270         39,861          42,050         39,748

See accompanying supplemental notes to condensed consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

                                                          JUNE 30, 2004   DECEMBER 31,
                                                           (UNAUDITED)        2003
                                                          -------------   ------------
ASSETS

Current assets:
    Cash and cash equivalents                             $     50,584    $     49,650
    Receivables, net                                           797,079         638,510
    Inventories:
       Raw material                                            147,051         138,108
       Work in progress                                        172,203         147,094
       Finished goods                                          253,116         227,512
                                                          ------------    ------------
          Total inventories                                    572,370         512,714

    Prepayments and other current assets                       130,863         129,921
                                                          ------------    ------------

       Total current assets                                  1,550,896       1,330,795

Deferred income taxes                                          101,132         107,566
Investments in affiliates                                       32,193          28,200
Property, plant and equipment, net                             537,061         541,118
Goodwill                                                       526,822         529,182
Intangibles, net                                                35,711          36,744
Deferred charges and other assets                               99,033          99,530
                                                          ------------    ------------

       Total assets                                       $  2,882,848    $  2,673,135
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable and current portion of long-term debt   $     20,448    $     30,755
    Accounts payable and accrued expenses                    1,018,774         899,093
    Income taxes                                                26,662          38,453
                                                          ------------    ------------

       Total current liabilities                             1,065,884         968,301

Long-term warranties                                            52,460          46,888
Long-term debt                                                 671,011         582,027
Postretirement and postemployment benefits                     242,915         249,912
Other long-term liabilities                                     51,438          49,607
                                                          ------------    ------------

       Total liabilities                                     2,083,708       1,896,735

Stockholders' equity                                           799,140         776,400
                                                          ------------    ------------

       Total liabilities and stockholders' equity         $  2,882,848    $  2,673,135
                                                          ============    ============

See accompanying supplemental notes to condensed consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                                2004            2003
                                                                             ----------      ----------
Cash flows from operating activities:
    Net income                                                               $   34,193      $    5,570
    Adjustments to reconcile net income to net
       cash (used) provided by operating activities:
          Depreciation and amortization of property, plant and equipment         35,038          33,288
          Amortization of deferred charges and intangibles                        1,649           1,764
          Provision for doubtful receivables                                      6,712           7,038
          Effect of non-cash charges                                                 --          31,185
          Deferred income taxes                                                  (6,560)          9,699
          Loss on sale of fixed assets                                              535             761
          Other                                                                     537          (1,709)
          Change in assets and liabilities net of effects from
            acquisitions and divestitures:
               Receivables, net                                                (171,684)        (68,380)
               Inventories                                                      (63,624)        (49,730)
               Prepayments and other current assets                              10,490         (31,478)
               Accounts payable and accrued expenses                            124,131          92,939
               Income taxes                                                     (11,831)         (1,074)
               Other long-term assets and liabilities                             1,174           4,917
                                                                             ----------      ----------
            Net cash (used) provided by operating activities                    (39,240)         34,790
                                                                             ----------      ----------
Cash flows from investing activities:
    Purchases of other companies, net of cash acquired                             (728)         (3,160)
    Capital expenditures                                                        (37,105)        (35,916)
    Proceeds from sale of fixed assets                                              954             170
                                                                             ----------      ----------
            Net cash used by investing activities                               (36,879)        (38,906)
                                                                             ----------      ----------
Cash flows from financing activities:
    Net payments of short-term debt                                              (9,899)           (245)
    Net proceeds from credit agreement                                               --          20,000
    Payment of senior notes                                                          --        (100,000)
    Net proceeds from other long-term debt                                       88,751          49,621
    Net reduction in sale of receivables                                             --          (5,000)
    Common stock issued                                                          14,980             322
    Treasury stock purchases                                                        (74)             (5)
    Dividends paid                                                              (16,478)        (11,904)
                                                                             ----------      ----------
            Net cash provided (used) by financing activities                     77,280         (47,211)
                                                                             ----------      ----------
Effect of exchange rate changes on cash and cash equivalents                       (227)           (421)
                                                                             ----------      ----------
            Net increase (decrease) in cash and cash equivalents                    934         (51,748)
Cash and cash equivalents at beginning of period                                 49,650          92,940
                                                                             ----------      ----------
Cash and cash equivalents at end of period                                   $   50,584      $   41,192
                                                                             ==========      ==========

See accompanying supplemental notes to condensed consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements (unaudited)

(1)   FINANCIAL STATEMENTS

      The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. We believe that the information presented is not misleading and the disclosures are adequate. In our opinion, the condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2004 and December 31, 2003, results of operations for the three and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003. Our results of operations for interim periods are not necessarily indicative of results expected for the full year.

      Certain reclassifications have been made to the 2003 condensed consolidated financial statements to conform to the 2004 presentation.

(2)   STOCK-BASED COMPENSATION

      We apply the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock-based compensation plans. Accordingly, no compensation expense has been recognized for our stock-based compensation plans other than restricted stock and performance-based awards. Had compensation expense for all stock and employee stock purchase plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards
      (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended, our net income and earnings per share would have been adjusted to the pro forma amounts as follows (in thousands, except per share data):

                                         THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                             2004            2003            2004            2003
                                         ------------    ------------    ------------    ------------
Net income - as reported                 $     38,396    $     19,206    $     34,193    $      5,570
Add: Stock-based employee compensation
    expense included in reported net
    income, net of related tax effects            571             256             877             279
Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method for
    all awards, net of related tax
    effects                                    (1,633)           (977)         (2,733)         (3,166)
                                         ------------    ------------    ------------    ------------

Pro forma net income                     $     37,334    $     18,485    $     32,337    $      2,683
                                         ============    ============    ============    ============

Earnings per share:
    Basic - as reported                  $       0.94   $        0.48    $       0.84    $       0.14
    Basic - pro forma                            0.91            0.47            0.79            0.07
    Diluted - as reported                        0.91            0.48            0.81            0.14
    Diluted - pro forma                          0.88            0.46            0.77            0.07

      Since the determination of fair value of all stock options granted includes variable factors, including volatility, and additional stock option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects on reported net income and earnings per share for future periods.

(3)   RECEIVABLES, NET

      Pursuant to the terms of an annually renewable revolving facility, we sell certain of our trade receivables to a wholly-owned, consolidated subsidiary, York Receivables Funding LLC (YRFLLC). In turn, YRFLLC sells, on a revolving basis, an undivided ownership interest in the purchased trade receivables to bank-administered asset-backed commercial paper vehicles. In May 2004, we amended the facility, increasing the availability from $150 million to $200 million. We continue to service sold trade receivables. No servicing asset or liability has been recognized as our cost to service sold trade receivables approximates the servicing income.

      In accordance with the facility, YRFLLC has sold $150 million of an undivided interest in trade receivables as of June 30, 2004 and December 31, 2003. The proceeds from the sale were reflected as a reduction of net receivables reflected in our condensed consolidated balance sheets as of June 30, 2004 and December 31, 2003. The discount rate on trade receivables sold was 1.26% and 1.12% as of June 30, 2004 and December 31, 2003, respectively. The program fee on trade receivables sold was 0.4% and 0.5% as of June 30, 2004 and December 31, 2003, respectively.

(4)   GOODWILL

      The changes in the carrying amount of goodwill for the six months ended June 30, 2004 by segment, are as follows (in thousands):

                                                           NET         FOREIGN
                                       BALANCE AS OF     GOODWILL      CURRENCY         BALANCE AS OF
                                       DEC. 31, 2003     ACQUIRED     FLUCTUATION       JUNE 30, 2004
                                       -------------     --------     -----------       -------------
Global Applied:
    Americas                           $      92,949      $    --     $      (197)      $     92,752
    Europe, Middle East and Africa           130,166          429          (2,512)           128,083
    Asia                                     109,314           --             (80)           109,234
                                       -------------     --------     -----------       ------------
                                             332,429          429          (2,789)           330,069
Unitary Products Group                       140,440           --              --            140,440
Bristol Compressors                           56,313           --              --             56,313
                                       -------------     --------     -----------       ------------
                                       $     529,182     $    429     $    (2,789)      $    526,822
                                       =============     ========     ===========       ============

(5)   INTANGIBLES, NET

      The following table summarizes the major intangible asset classes subject to amortization included in our condensed consolidated balance sheets as of June 30, 2004 and December 31, 2003 (in thousands):

                               GROSS CARRYING     ACCUMULATED      NET CARRYING
                                   AMOUNT         AMORTIZATION        AMOUNT
                               --------------     ------------     -------------
June 30, 2004

Trade names and trademarks        $40,821           $ 6,865           $33,956
Other                               3,005             1,250             1,755
                                  -------           -------           -------
                                  $43,826           $ 8,115           $35,711
                                  =======           =======           =======

December 31, 2003

Trade names and trademarks        $42,028           $ 6,723           $35,305
Other                               2,536             1,097             1,439
                                  -------           -------           -------
                                  $44,564           $ 7,820           $36,744
                                  =======           =======           =======

      Amortization expense for trade names and trademarks and other intangible assets for the three and six months ended June 30, 2004 was $0.4 million and $0.8 million, respectively. For the three and six months ended June 30, 2003, amortization expense for trade names and trademarks and other intangible assets was $0.5 million and $0.9 million, respectively.

      The following table estimates the amount of amortization expense for trade names and trademarks and other intangible assets for the remainder of 2004 and each of the fiscal years indicated (in thousands):

2004 (July 1 - December 31)     $          791
2005                                     1,655
2006                                     1,655
2007                                     1,555
2008                                     1,555
Thereafter                              28,500
                                --------------
                                $       35,711
                                ==============

(6)   NOTES PAYABLE AND LONG-TERM DEBT

      Notes payable and long-term debt consist of (in thousands):

                                                         JUNE 30,       DECEMBER 31,
                                                           2004             2003
                                                         ---------      ------------
Notes payable and current portion of long-term debt:
    Bank loans (primarily foreign currency)              $  17,885       $  27,784
    Current portion of long-term debt                        2,563           2,971
                                                         ---------       ---------
       Total                                             $  20,448       $  30,755
                                                         =========       =========

Long-term debt:
    Domestic bank lines at an average rate of 2.05%
      in 2004 and 1.58% in 2003                          $ 117,200       $  25,000
    Danish retail notes, 2% interest, due October
      2004                                                  40,950          41,844
    Senior notes, 6.625% interest, due August 2006         200,000         200,000
    Senior notes, 6.7% interest, due June 2008             200,000         200,000
    Senior notes, 5.8% interest, due November 2012         100,000         100,000
    Other (primarily foreign bank loans) at an
      average rate of 6.08% in 2004 and 6.3% in 2003        15,424          18,154
                                                         ---------       ---------

       Total                                               673,574         584,998
Less current portion                                        (2,563)         (2,971)
                                                         ---------       ---------
Noncurrent portion                                       $ 671,011       $ 582,027
                                                         =========       =========

      The domestic bank lines and the Danish retail notes are classified as long-term, as they are supported by our Five Year Credit Agreement.

      The following table summarizes the terms of our lines of credit (in thousands):

                      LIMIT         AVAILABILITY (a)
               JUNE 30,  DEC. 31,  JUNE 30,  DEC. 31,                  BORROWING  ANNUAL
                 2004      2003      2004      2003     EXPIRES        RATE (b)    FEE
               --------  --------  --------  --------  ----------      ---------  ------
Five Year
Credit                                                                  LIBOR +
Agreement      $400,000  $400,000  $400,000  $400,000  May 29, 2006     1.175%      0.2%

364-Day
Credit                                                                  LIBOR +
Agreement (c)   200,000   200,000   200,000   200,000  March 11, 2005    0.85%     0.15%

Domestic
bank lines      150,000   135,000    32,800   110,000  Uncommitted      Various      --

Non-U.S
bank credit
facilities      386,100   355,246   251,072   246,298  Uncommitted      Various      --

      (a) Availability is reduced for outstanding borrowings and bank guarantee and letters of credit usage.

      (b) The one-month LIBOR (London Interbank Offering Rate) rate was 1.37% and 1.12% as of June 30, 2004 and December 31, 2003, respectively.

      (c)   We renewed our 364-Day Credit Agreement in March 2004.

(7)   POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

      PENSION PLANS

      Effective January 1, 2004, we replaced our defined benefit pension plans for U.S. salaried non-bargaining and certain U.S. salaried bargaining employees with a new defined contribution plan.

      Net periodic benefit cost includes the following components (in thousands):

                                              THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                 2004            2003            2004            2003
                                             -------------   -------------   -------------   -------------
Components of net periodic benefit cost:
    Service cost                             $       2,917   $       4,741   $       6,143   $      10,546
    Interest cost                                    7,971           7,418          16,423          16,572
    Expected return on plan assets, income         (10,062)         (8,198)        (20,324)        (18,477)
    Amortization of prior service cost                 550             736           1,122           1,705
    Amortization of net loss                           664             457           1,332             932
    Settlement and other                                --             289           1,049             289
                                             -------------   -------------   -------------   -------------
Net periodic benefit cost                    $       2,040   $       5,443   $       5,745   $      11,567
                                             =============   =============   =============   =============

      We previously disclosed in our consolidated financial statements for the year ended December 31, 2003 that we expected to contribute $14.3 million to our pension plans in 2004. As of June 30, 2004, $9.7 million of contributions have been made. We currently anticipate contributing an additional $4.4 million to fund our plans in 2004 for a total of $14.1 million.

      DEFINED CONTRIBUTION PLANS

      Effective January 1, 2004, certain U.S. employees participate in our new defined contribution plan. We contribute a cash amount to the plan on an annual basis, based on employees' eligible earnings, vesting service, and age. We recorded expense of approximately $2.4 million and $5.2 million related to the plan in the three and six months ended June 30, 2004, respectively.

      Certain employees participate in various other investment plans. Under the plans, the employees may voluntarily contribute a percentage of their compensation. We contribute a cash amount based on the participants' contributions. Our contributions to plans were approximately $0.9 million and $1.7 million in the three and six months ended June 30, 2004, respectively, and $0.4 million and $0.7 million in the three and six months ended June 30, 2003, respectively. We recorded expense of approximately $1 million and $2 million related to the plans in the three and six months ended June 30, 2004, respectively, and $0.4 million and $0.8 million related to the plans in the three and six months ended June 30, 2003, respectively.

      POSTRETIREMENT HEALTH AND LIFE INSURANCE PLANS

      Net periodic benefit cost includes the following components (in thousands):

                                           THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                              2004            2003            2004            2003
                                          -------------   -------------   -------------   -------------
Components of net periodic benefit cost:
    Service cost                          $         321   $         618   $         675   $       1,032
    Interest cost                                 1,908           2,863           3,969           4,782
    Amortization of prior service cost           (1,370)           (838)         (2,730)         (1,400)
    Amortization of net loss                        872           1,110           1,972           1,855
                                          -------------   -------------   -------------   -------------
Net periodic benefit cost                 $       1,731   $       3,753   $       3,886   $       6,269
                                          =============   =============   =============   =============

      We previously disclosed in our consolidated financial statements for the year ended December 31, 2003 that we expected to contribute $7.4 million to our postretirement health and life insurance plans in 2004. As of June 30, 2004, $4.4 million of contributions have been made. We currently anticipate contributing an additional $3.6 million to fund our plans in 2004 for a total of $8 million.

(8)   GUARANTEES AND WARRANTIES

      We issue various types of guarantees in the normal course of business. As of June 30, 2004, we have the following guarantees outstanding (in thousands):

Standby letters of credit and surety bonds  $   111,402
Performance guarantees                          170,185
Commercial letters of credit                      4,013
Guarantee of affiliate debt                      30,000

      Changes in our warranty liabilities for the three and six months ended June 30, 2004 are as follows (in thousands):

                                               ACCRUALS
    BALANCE          PAYMENTS   ACCRUALS FOR      FOR         BALANCE
     AS OF          MADE UNDER   WARRANTIES   PREEXISTING      AS OF
 MARCH 31, 2004     WARRANTIES     ISSUED     WARRANTIES   JUNE 30, 2004
----------------    ----------  ------------  -----------  -------------
   $102,683         $(17,580)     $18,997       $20,000      $124,100

                                          ACCRUALS
   BALANCE      PAYMENTS   ACCRUALS FOR      FOR         BALANCE
    AS OF      MADE UNDER   WARRANTIES   PREEXISTING      AS OF
DEC. 31, 2003  WARRANTIES     ISSUED     WARRANTIES   JUNE 30, 2004
-------------  ----------  ------------  -----------  -------------
$    101,675   $ (35,172)  $     37,597  $    20,000  $     124,100

      During the second quarter of 2004, we finalized field and factory testing to investigate failures found in heat exchangers of certain sealed combustion gas furnaces used in the manufactured housing industry. We found that installation and application factors combined with component part variation can result in excessive heat exchanger temperatures, which may contribute to failures in certain furnace models manufactured in the years 1995 to 2000. We no longer produce these furnace models. As a result, we recorded a $20 million warranty charge for the Unitary Products Group furnace inspection and remediation program during the second quarter of 2004. The $20 million warranty charge represents our best estimate of repair costs within a reasonable estimated range of $13 million and $30 million. Repair cost estimates are mainly comprised of the expected cost of repair kits or new heat exchangers and installation labor. Our estimates are based upon the projected number of furnace units to be serviced (find rate), current repair costs, and the estimated number of furnace units requiring repair. Differences between estimated and actual find rate, costs to manufacture and install repair kits or heat exchangers, and number of furnace units that require repair could have a significant impact on our consolidated results of operations. We expect to begin repairs in the third quarter of 2004 and complete repairs by the end of 2006.

      Warranties include standard warranties and extended warranty contracts sold to customers to increase the warranty period beyond the standard period. Extended warranty contracts sold are reflected as accruals for warranties issued and amortized revenue is reflected as payments made under warranties in the above table.

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

      Recognized gains or losses in cost of goods sold due to the discontinuance of ineffective currency and commodity cash flow hedges for the three and six months ended June 30, 2004 and 2003 were immaterial.

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

      As of June 30, 2004, we forecasted that $0.4 million of net gains in accumulated other comprehensive losses will be reclassified into earnings within the next twelve months.

      Hedges of Net Investment

      We issued Danish denominated, retail notes as a hedge to protect the value of a portion of our net investment in a Danish subsidiary. Hedges of a net investment are accounted for under SFAS No. 52, "Foreign Currency Translation." Under SFAS No. 52, the gains or losses on a foreign-denominated, nonderivative financial instrument designated as a hedge of a net investment are recorded in foreign currency translation adjustments within accumulated other comprehensive losses. The gains and losses are accounted for in a similar manner as the foreign denominated net assets, offsetting a portion of the change in net assets due to foreign currency fluctuations. As of June 30, 2004, we have designated $41 million in Danish retail notes as a hedge of a net investment.

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

      As of June 30, 2004, we forecasted that $10.1 million of net gains in accumulated other comprehensive losses will be reclassified into earnings within the next twelve months.

      Interest Rate Hedging

      We manage our interest rate risk by entering into both fixed and variable rate debt. In addition, we enter into interest rate swap contracts in order to achieve a balanced mix of fixed and variable rate indebtedness. In May 2004, we entered into a $100 million notional amount interest rate swap contract with a final maturity at November 2012.

      As of June 30, 2004, we had interest rate swap contracts to pay variable interest, based on the six-month LIBOR rate, and receive a blended fixed rate of interest of 6.2125% on a notional amount of $200 million ($100 million related to the senior notes due August 2006 and $100 million related to the senior notes due November 2012). As of June 30, 2004, the fair value of these swap contracts was an unrealized gain of $6.9 million. We have designated our outstanding interest rate swap contracts as fair value hedges of underlying fixed rate debt obligations. The fair value of these contracts is recorded in other long-term assets or liabilities with a corresponding increase or decrease in the fixed rate debt obligations. The change in fair values of both the fair value hedge instruments and the underlying debt obligations are recorded as equal and offsetting unrealized gains and losses in the net interest expense component of the condensed consolidated statements of operations. All existing fair value hedges are determined to be 100% effective under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. As a result, there is no impact on current earnings resulting from hedge ineffectiveness.

(10)  COMPREHENSIVE INCOME

      Comprehensive income is determined as follows (in thousands):

                                                     THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                         2004          2003            2004          2003
                                                     -----------    ------------    ----------    -----------
Net income                                           $    38,396    $    19,206     $   34,193    $    5,570
Other comprehensive (loss) income:

    Foreign currency translation adjustment               (3,401)        50,194        (12,601)       57,925
    Cash flow hedges:
       Reclassification adjustment, net of tax             2,147           (674)         3,437        (1,285)
       Net derivative (loss) income, net of tax           (7,811)         1,457         (4,116)        2,305
    Available for sale securities, net of tax                (35)           (21)             2           (21)
                                                     -----------    -----------     ----------    ----------
Comprehensive income                                 $    29,296    $    70,162     $   20,915    $   64,494
                                                     ===========    ===========     ==========    ==========

(11)  STOCKHOLDERS' EQUITY

      The following table summarizes our stockholders' equity as of June 30, 2004 and December 31, 2003 (in thousands, except per share data):

                                                                                   JUNE 30,     DECEMBER 31,
                                                                                     2004           2003
                                                                                   ---------    ------------
Common stock $.005 par value; 200,000 shares authorized; issued 46,278 shares at
    June 30, 2004 and 46,248 shares at December 31, 2003                           $     231     $     231
Additional paid-in capital                                                           732,325       732,339
Retained earnings                                                                    316,910       299,195
Accumulated other comprehensive losses                                               (64,875)      (51,597)
Treasury stock, at cost; 4,962 shares at June 30, 2004 and 5,420 shares at
    December 31, 2003                                                               (183,866)     (200,856)
Unearned compensation                                                                 (1,585)       (2,912)
                                                                                   ---------     ---------
Total stockholders' equity                                                         $ 799,140     $ 776,400
                                                                                   =========     =========

(12)  EARNINGS PER SHARE

      Net income as set forth in our condensed consolidated statements of operations is used in the computation of basic and diluted earnings per share information. Reconciliations of shares used in the computations of earnings per share are as follows (in thousands):

                                          THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                              2004           2003          2004          2003
                                          ------------   ------------   -----------   -----------
Weighted average common shares
    outstanding used in the computation
    of basic earnings per share              41,037         39,631        40,819        39,594
Effect of dilutive securities:
    Non-vested restricted shares                371             96           371            96
    Stock options                               862            134           860            58
                                             ------         ------        ------        ------
Weighted average common shares and
    equivalents used in the computation
    of diluted earnings per share            42,270         39,861        42,050        39,748
                                             ======         ======        ======        ======

Stock options not included in the
    earnings per share computation as
    their effect would have been anti-
    dilutive                                    984          4,072           984         4,072
                                             ======         ======        ======        ======

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

      General corporate expenses and charges and other expenses are not allocated to the individual segments for management reporting purposes. General corporate expenses include certain incentive compensation, pension, medical and insurance costs; corporate administrative costs; development costs for information technology applications and infrastructure; the $20 million warranty charge discussed in note 8; and other corporate costs. Charges and other expenses in 2003 include restructuring and other charges and operating expenses related to cost reduction actions. Non-allocated assets primarily consist of prepaid pension benefit cost, net deferred tax assets, LIFO inventory reserves, and other corporate assets. For management reporting purposes, intersegment sales are recorded on a cost-plus or market price basis. Business segment management compensation is based on segment earnings before interest and taxes, segment net capital employed, and consolidated earnings per share.

      The table below represents our operating results and assets by segment (in thousands):

                              THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                  2004            2003           2004           2003
                              ------------    ------------    -----------    -----------
Net sales:
    Global Applied:
       Americas               $    394,424    $    362,839    $   727,223    $   660,252
       EMEA                        384,403         335,702        682,824        597,754
       Asia                        163,485         131,987        266,269        222,106
       Intragroup sales            (59,470)        (54,252)      (104,461)       (94,618)
                              ------------    ------------    -----------    -----------
                                   882,842         776,276      1,571,855      1,385,494
    Unitary Products Group         258,115         222,949        438,506        386,491
    Bristol Compressors            138,965         138,837        252,443        276,399
    Eliminations(1)                (58,214)        (53,645)      (101,729)       (95,610)
                              ------------    ------------    -----------    -----------
                                 1,221,708       1,084,417      2,161,075      1,952,774
                              ============    ============    ===========    ===========
   (1)Eliminations include
          the following
          intersegment
          sales:
    Global Applied                    (400)           (595)        (1,131)        (1,181)
    Unitary Products Group         (18,058)        (17,787)       (31,792)       (30,476)
    Bristol Compressors            (39,756)        (35,263)       (68,806)       (63,953)
                              ------------    ------------    -----------    -----------
    Eliminations                   (58,214)        (53,645)      (101,729)       (95,610)
                              ============    ============    ===========    ===========

Income from operations:
    Global Applied:
       Americas                     23,313          16,815         24,999         14,059
       EMEA                         14,600          12,451         14,591         13,040
       Asia                         22,082          22,423         31,656         32,116
                              ------------    ------------    -----------    -----------
                                    59,995          51,689         71,246         59,215
    Unitary Products Group          30,191          24,049         42,217         32,269
    Bristol Compressors              4,242          11,930          8,320         23,259
    General corporate
       expenses,
       eliminations, and
       other non-allocated
       items                       (46,056)        (16,130)       (68,536)       (30,245)
    Charges and other                   --         (35,030)            --        (53,016)
    expenses
                              ------------    ------------    -----------    -----------
                                    48,372          36,508         53,247         31,482
                              ------------    ------------    -----------    -----------

Interest expense, net              (10,072)        (12,115)       (20,933)       (24,131)
                              ------------    ------------    -----------    -----------

Equity in earnings of
affiliates:
    Global Applied:
       EMEA                          2,706             972          3,090          1,387
       Asia                            337             332            453            528
                              ------------    ------------    -----------    -----------
                                     3,043           1,304          3,543          1,915
    Bristol Compressors              1,184           1,173          1,176          1,650
                              ------------    ------------    -----------    -----------
                                     4,227           2,477          4,719          3,565
                              ------------    ------------    -----------    -----------

    Income before income
      taxes                         42,527          26,870         37,033         10,916

Provision for income taxes          (4,131)         (7,664)        (2,840)        (5,346)
                              ------------    ------------    -----------    -----------

    Net income                $     38,396    $     19,206    $    34,193    $     5,570
                              ============    ============    ===========    ===========

                                              JUNE 30, 2004    DEC. 31, 2003
                                              -------------    ------------
Total assets:
    Global Applied:
       Americas                               $     782,789    $    711,103
       EMEA                                         965,991         937,981
       Asia                                         425,933         389,456
       Eliminations and other non-allocated
         assets                                    (102,615)       (111,789)
                                              -------------    ------------
                                                  2,072,098       1,926,751
    Unitary Products Group                          476,120         384,355
    Bristol Compressors                             283,525         242,375
    Eliminations and other non-allocated
      assets                                         51,105         119,654
                                              -------------    ------------
                                              $   2,882,848    $  2,673,135
                                              =============    ============

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

      In the three and six months ended June 30, 2003, we incurred costs by segment as follows (in thousands):

                                               THREE MONTHS            SIX MONTHS
                                           ENDED JUNE 30, 2003    ENDED JUNE 30, 2003
                                           -------------------    ---------------------
Global Applied:
    Americas                                    $  3,144                $  6,715
    EMEA                                          22,910                  35,255
    Asia                                             696                   2,766
                                                --------                --------
                                                  26,750                  44,736
Unitary Products Group                             7,500                   7,500
Bristol Compressors                                   28                      28
                                                --------                --------
Total charges to operations, net                  34,278                  52,264
Charges reflected in cost of goods sold           (1,218)                 (3,110)
                                                --------                --------
Restructuring and other charges, net            $ 33,060                $ 49,154
                                                ========                ========

      Charges included write-downs for the impairment of assets relating to businesses or facilities to be closed or divested, severance and other accruals relating to planned reductions in workforce throughout the Company, and estimated costs related to the elimination of certain product lines.

      Detail of activity relating to the 2003 initiatives in the six months ended June 30, 2004 is as follows (in thousands):

                                         ACCRUALS
                                        ESTABLISHED   UTILIZED
                                          IN SIX       IN SIX
                                          MONTHS       MONTHS    REMAINING
                          ACCRUALS AT      ENDED       ENDED     ACCRUALS AT
                           DEC. 31,      JUNE 30,     JUNE 30,    JUNE 30,
                             2003          2004         2004        2004
                          -----------   -----------   --------   -----------
Severance                      16,537            --      9,353         7,184
Contractual obligations         6,156            --      1,522         4,634
Other                           1,220            --      1,125            95
                          -----------   -----------   --------   -----------
                          $    23,913     $      --   $ 12,000   $    11,913
                          ===========   ===========   ========   ===========

      Substantially all of the severance accrual will be utilized in 2004.

(15)  PROPOSED ACCOUNTING STANDARDS

      In March 2004, the Financial Accounting Standards Board (FASB) issued Proposed Statement of Financial Accounting Standards "Share-Based Payment," an amendment of FASB Statements No. 123 and 95. This proposed statement addresses the accounting for share-based compensation in which we exchange employee services for (a) our equity instruments or (b) liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of our equity instruments. Under the proposed statement, we will recognize compensation cost for share-based compensation issued to or purchased by employees under our stock-based compensation plans using a fair-value-based method effective January 1, 2005. The impact the proposed statement will have on our condensed consolidated financial statements is not known at this time, however, it may reduce net income and earnings per share similarly to the amounts disclosed in note 2 to our condensed consolidated financial statements and note 1 to our consolidated financial statements contained in the Annual Financial Statements and Review of Operations filed as Exhibit 13 to our Form 10-K/A for the year ended December 31, 2003.

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) became law. The Act provides for prescription drug benefits to retirees and tax-free federal subsidies to sponsors of certain retiree health-care plans. A final determination has not been made as to whether our plans qualify for the subsidies. Accordingly, any measurements of benefit obligations or costs do not reflect the effects of the Act. In May 2004, the FASB issued Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," effective for the third quarter of 2004. We believe the impact of adoption will be immaterial to our results of operations.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

CONSOLIDATED OPERATIONS

Net sales grew $137.3 million or 12.7% to $1,221.7 million in the second quarter of 2004 compared to 2003 (including a benefit of $18.6 million due to the net strengthening of foreign currencies mainly in Europe, Middle East and Africa). In the first half of 2004, net sales grew $208.3 million or 10.7% to $2,161.1 million compared to 2003 (including a benefit of $60.5 million due to the net strengthening of foreign currencies). Our revenue growth was mainly attributable to increased Global Applied and Unitary Products Group equipment volume and Global Applied service business (consisting of services, parts and replacement equipment). Revenue growth in the first half of 2004 in Global Applied and Unitary Products Group was partially offset by reduced equipment volume at Bristol Compressors. (See further discussion below under Segment Analysis.) Net sales in the United States increased 8.3% to $550.5 million and international net sales increased 16.5% to $671.2 million in the second quarter of 2004 compared to 2003. In the first half of 2004, net sales in the United States increased 6.2% to $976.4 million and international net sales increased 14.6% to $1,184.7 million compared to 2003. International revenue grew at a faster rate than domestic U.S. net sales due to a shift in volume at Bristol from domestic original equipment manufacturers (OEM) to international customers and stronger exports from our U.S. factories to international projects in the Middle East and Asia. Order backlog increased to $1,312.9 million as of June 30, 2004 as compared to $1,107.7 million as of June 30, 2003. Backlog in Global Applied increased $161.5 million mainly due to projects in the Middle East, United Kingdom, and Asia, as well as longer lead time in commercial marine markets. Unitary Products Group and Bristol backlog increased $43.6 million reflecting changes in ordering patterns of our customers, OEM and market activity levels. As of December 31, 2003, order backlog was $1,026.6 million.

Gross profit declined $0.7 million or 0.3% to $225.7 million (18.5% of net sales) in the second quarter of 2004 compared to $226.4 million (20.9% of net sales) in 2003. In the first half of 2004, gross profit increased $10.3 million or 2.7% to $396.7 million (18.4% of net sales) compared to $386.5 million (19.8% of net sales) in 2003. The net strengthening of foreign currencies increased our gross profit $3.2 million and $10.6 million in the second quarter and first half of 2004, respectively. Overall, gross profit improved due to increased equipment volume in Global Applied and Unitary Products Group and realization of restructuring initiative benefits. These improvements were offset by the $20 million warranty charge for the Unitary Products Group furnace inspection and remediation program (see further discussion below under Segment Analysis); margin pricing pressure in EMEA and Asia; and higher raw material (principally steel and copper) and component costs. In the second quarter and first half of 2004, raw material cost increases in excess of selling price increases were $9.6 million and $12.7 million, respectively. Worldwide demand for steel and copper continued to increase our raw material cost and cost of components containing these materials. While we hedge a portion of our copper and aluminum purchases and have contracts for steel purchases, we experienced cost increases for unhedged portions and components containing these commodities, as well as surcharges on our steel purchases. We expect the cost of raw materials and components to remain above 2003 levels for the remainder of 2004 and 2005. In the second quarter and first half of 2003, we recorded inventory write-downs related to strategic actions to rationalize our manufacturing capacity in Global Applied of $1.2 million and $3.1 million, respectively.

Selling, general and administrative (SG&A) expenses increased $20.5 million or 13.1% to $177.3 million (14.5% of net sales) in the second quarter of 2004 compared to $156.8 million (14.5% of net sales) in 2003. In the first half of 2004, SG&A expenses increased $37.7 million or 12.3% to $343.5 million (15.9% of net sales) compared to $305.8 million (15.7% of net sales) in 2003. The net strengthening of foreign currencies increased our SG&A expenses $3 million and $10.2 million in the second quarter and first half of 2004, respectively. Higher selling expenses related to equipment volume gains and marketing of new products, as well as the cost of our initiatives to improve our information technology capabilities and develop products contributed to the increase. We expect to benefit from improvement initiatives in 2005 and beyond.

In 2003, we initiated actions to further reduce our overall cost structure and support the implementation of our new geographic organization. In addition to cost reductions associated with the consolidation of our former Engineered Systems Group and York Refrigeration Group segments, additional actions include the further reduction of manufacturing capacity, elimination of certain product lines, and exiting of several small, non-core businesses. In the second quarter and first half of

2003, we recorded restructuring and other charges of $34.3 million and $52.3 million, respectively, related to these actions, including $1.2 million and $3.1 million, respectively, charged to cost of goods sold. The charges in the second quarter and first half of 2003 included $16.0 million and $31.2 million, respectively, in write-downs of various assets and $18.3 million and $21.1 million, respectively, in accruals for severance and other costs. Our 2003 restructuring initiatives resulted in savings of $9 million and $19 million in the second quarter and first half of 2004, respectively, compared to 2003.

As a result of the above factors, income from operations increased $11.9 million or 32.5% to $48.4 million (4% of net sales) in the second quarter of 2004 compared to $36.5 million (3.4% of net sales) in 2003. In the first half of 2004, income from operations grew $21.8 million or 69.1% to $53.2 million (2.5% of net sales) compared to $31.5 million (1.6% of net sales) in 2003. (See further discussion below under Segment Analysis.)

Net interest expense declined $2 million or 16.9% to $10.1 million in the second quarter of 2004 compared to 2003. In the first half of 2004, net interest expense decreased $3.2 million or 13.3% to $20.9 million compared to 2003. The decline resulted from lower average borrowing rates.

Equity in earnings of affiliates grew $1.8 million or 70.6% to $4.2 million in the second quarter of 2004 compared to 2003. In the first half of 2004, equity in earnings of affiliates increased $1.2 million or 32.4% to $4.7 million compared to 2003. The increase was primarily the result of improved performance of Clima Roca and other affiliates.

The income tax provision of $4.1 million and $2.8 million in the second quarter and first half of 2004, respectively, and $7.7 million and $5.3 million in the second quarter and first half of 2003, respectively, relate to both U.S. and non-U.S. operations. The effective tax rates were 9.7% and 28.5% in the second quarter of 2004 and 2003, respectively, and 7.7% and 49% in the first half of 2004 and 2003, respectively. The 2004 income tax provisions were lower than the U.S. statutory rate of 35% primarily due to pretax earnings in non-U.S. jurisdictions where statutory rates are less than 35%; the favorable impact of the settlement of prior years' tax returns (tax benefit of $8.2 million) partially offset by deferred tax adjustments (tax expense of $5.6 million); and a 39.8% tax benefit associated with the $20 million warranty charge for the Unitary Products Group furnace inspection and remediation program. The income tax provision in the second quarter of 2003 was lower than the U.S. statutory rate of 35% mainly due to pre-tax earnings in non-U.S. jurisdictions where statutory rates are less than 35%. The income tax provision in the first half of 2003 was higher than the U.S. statutory rate of 35% due to restructuring charges, for which the tax benefits were recorded at a lower effective tax rate.

As a result of the above factors, net income increased $19.2 million to $38.4 million (3.1% of net sales) in the second quarter of 2004 as compared to $19.2 million (1.8% of net sales) in 2003. In the first half of 2004, net income grew $28.6 million to $34.2 million (1.6% of net sales) as compared to $5.6 million (0.3% of net sales) in 2003.

SEGMENT ANALYSIS

The following table sets forth net sales and income from operations by segment (in thousands):

                                            THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                2004           2003          2004           2003
                                            ------------   ------------   -----------    -----------
Net sales:
Global Applied:
    Americas                                $    394,424   $    362,839   $   727,223    $   660,252
    Europe, Middle East and Africa               384,403        335,702       682,824        597,754
    Asia                                         163,485        131,987       266,269        222,106
    Intragroup sales                             (59,470)       (54,252)     (104,461)       (94,618)
                                            ------------   ------------   -----------    -----------
                                                 882,842        776,276     1,571,855      1,385,494
Unitary Products Group                           258,115        222,949       438,506        386,491
Bristol Compressors                              138,965        138,837       252,443        276,399
Eliminations                                     (58,214)       (53,645)     (101,729)       (95,610)
                                            ------------   ------------   -----------    -----------
                Net sales                   $  1,221,708   $  1,084,417   $ 2,161,075    $ 1,952,774
                                            ============   ============   ===========    ===========

Income from operations:
Global Applied:
    Americas                                $     23,313   $     16,815   $    24,999    $    14,059
    Europe, Middle East and Africa                14,600         12,451        14,591         13,040
    Asia                                          22,082         22,423        31,656         32,116
                                            ------------   ------------   -----------    -----------
                                                  59,995         51,689        71,246         59,215
Unitary Products Group                            30,191         24,049        42,217         32,269
Bristol Compressors                                4,242         11,930         8,320         23,259
General corporate expenses, eliminations,
    and other non-allocated items                (46,056)       (16,130)      (68,536)       (30,245)
Charges and other expenses                            --        (35,030)           --        (53,016)
                                            ------------   ------------   -----------    -----------
                Income from operations      $     48,372   $     36,508   $    53,247    $    31,482
                                            ============   ============   ===========    ===========

Global Applied

Global Applied net sales grew $106.6 million or 13.7% to $882.8 million in the second quarter of 2004 compared to 2003. In the first half of 2004, net sales increased $186.4 million or 13.5% to $1,571.9 million compared to 2003. The net strengthening of global currencies increased net sales by $18.3 million in the second quarter and by $59.2 million in the first half. Americas equipment growth was driven by increased volume of commercial air conditioning, air handling and refrigeration equipment, and improved market conditions in Latin America. EMEA experienced volume increases throughout Europe, mainly for commercial air conditioning equipment, air handling units, and in refrigeration contracting. Asia revenue increased primarily due to China's economic expansion and overall stronger demand for commercial air conditioning equipment in other Asian countries. Service business sales grew $22.1 million or 8.1% to $296.4 million in the second quarter of 2004 compared to 2003. In the first half of 2004, service business revenue increased $50.8 million or 10.2% to $550.7 million compared to 2003. Our service business (consisting of services, parts and replacement equipment) continued to expand as demand for repair and replacement work and multi-site commercial service arrangements remained strong.

Global Applied income from operations increased $8.3 million to $60 million (6.8% of net sales) in the second quarter of 2004 compared to $51.7 million (6.7% of net sales) in 2003. In the first half of 2004, income from operations increased $12 million to $71.2 million (4.5% of net sales) compared to $59.2 million (4.3% net sales) in 2003. Equipment volume increases and 2003 restructuring initiative benefits were partially offset by rising raw material and component costs. In addition, EMEA experienced margin-pricing pressure mainly in Europe due to general economic conditions. Improved Asian commercial equipment volume was more than offset by increased material costs and margin-pricing pressure for mini-split product.

Unitary Products Group (UPG)

UPG net sales grew $35.2 million or 15.8% to $258.1 million in the second quarter of 2004 compared to 2003. In the first half of 2004, net sales grew $52 million or 13.5% to $438.5 million compared to 2003. Residential, light commercial and manufactured housing equipment volume improved due to overall growth in the North American unitary air conditioning and heating market. Overall market share remained relatively flat. Net sales of the new "Affinity" product line continued to increase since market introduction in the first quarter of 2004. General selling price increases enacted in the second quarter of 2004 partially contributed to net sales growth. We expect new product introductions, price increases, and improvements in construction markets to increase net sales for the remainder of 2004 above 2003 levels.

UPG income from operations grew $6.1 million or 25.5% to $30.2 million (11.7% of net sales) in the second quarter of 2004 compared to $24 million (10.8% of net sales) in 2003. In the first half of 2004, income from operations increased $9.9 million or 30.8% to $42.2 million (9.6% of net sales) compared to $32.3 million (8.4% of net sales) in 2003. Improved results are mainly attributable to higher equipment volume, production efficiencies, and a favorable product mix partially offset by increased raw material and component costs and advertising expenses.

Bristol Compressors (Bristol)

Bristol net sales increased $0.1 million or 0.1% to $139 million in the second quarter of 2004 compared to 2003. In the first half of 2004, net sales declined $24 million or 8.7% to $252.4 million compared to 2003. Revenue has declined in the first half due to lower shipments to domestic OEMs mainly as a result of the loss of a customer in the fourth quarter of 2003. Higher shipments to international customers offset reduced domestic volume in the second quarter of 2004 compared to 2003. Shipments to domestic customers in 2004 are expected to remain below 2003 levels. Net sales of the "Benchmark" compressor continued to improve since market introduction in the first quarter of 2004.

Bristol income from operations decreased $7.7 million or 64.4% to $4.2 million (3.1% of net sales) in the second quarter of 2004 compared to $11.9 million (8.6% of net sales) in 2003. In the first half of 2004, income from operations declined $14.9 million or 64.2% to $8.3 million (3.3% of net sales) compared to $23.3 million (8.4% of net sales) in 2003. Reduced results are mainly attributable to domestic shipment declines, product mix, and increased raw material and component costs. The successful introduction and market acceptance of the "Benchmark" compressor is expected to improve Bristol's results beyond 2004.

Other

General corporate expenses, eliminations, and other non-allocated items increased $29.9 million or 185.5% to $46.1 million in the second quarter of 2004 compared to 2003. In the first half of 2004, general corporate expenses, eliminations, and other non-allocated items increased $38.3 million or 126.6% to $68.5 million compared to 2003. The increase was primarily due to the $20 million warranty charge for the UPG furnace inspection and remediation program discussed below; increased costs related to improving our information technology capabilities in both applications and infrastructure of $4.9 million ($9.4 million in the first half of 2004); and increased costs related to other non-allocated items of $5 million ($8.9 million in the first half of 2004). The year-over-year cost increases for information technology investments are expected to continue, to a lesser extent, for the remainder of the year.

During the second quarter of 2004, we finalized field and factory testing to investigate failures found in heat exchangers of certain sealed combustion gas furnaces used in the manufactured housing industry. We found that installation and application factors combined with component part variation can result in excessive heat exchanger temperatures, which may contribute to failures in certain furnace models manufactured in the years 1995 to 2000. We no longer produce these furnace models. As a result, we recorded a $20 million warranty charge for the UPG furnace inspection and remediation program during the second quarter of 2004. The $20 million warranty charge represents our best estimate of repair costs within a reasonable estimated range between $13 million and $30 million. Repair cost estimates are mainly comprised of the expected cost of repair kits or new heat exchangers and installation labor. Our estimates are based upon the projected number of furnace units to be serviced (find rate), current repair costs, and the estimated number of furnace units requiring repair. Differences between estimated and actual find rate, costs to manufacture and install repair kits or heat exchangers, and number of furnace units that require repair could have a significant impact on our consolidated results of operations. We expect to begin repairs in the third quarter of 2004 and complete repairs by the end of 2006.

Charges and other expenses in 2003 are as follows (in thousands):

                                                                  THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                    JUNE 30, 2003       JUNE 30, 2003
                                                                  ------------------   ----------------
By segment:

Global Applied:
    Americas                                                           $ 3,896             $ 7,467
    EMEA                                                                22,910              35,255
    Asia                                                                   696               2,766
                                                                       -------             -------
                                                                        27,502              45,488
Unitary Products Group                                                   7,500               7,500
Bristol Compressors                                                         28                  28
                                                                       -------             -------
                                                                       $35,030             $53,016
                                                                       =======             =======

By type:

Restructuring and other charges, net                                   $33,060             $49,154
Restructuring and other charges reflected in cost of goods sold          1,218               3,110
Related operating expenses included in cost of goods sold                  752                 752
                                                                       -------             -------
                                                                       $35,030             $53,016
                                                                       =======             =======

No similar charges were incurred in 2004.

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

We believe that we will be able to satisfy our principal and interest payment obligations and our working capital and capital expenditure requirements from operating cash flows together with the availability under the uncommitted credit lines and committed bank lines of credit. Uncommitted credit lines and committed bank lines of credit support seasonal working capital needs and are available for general corporate purposes. Since certain of our long-term debt obligations and our revolving trade receivables facility bear interest at floating rates, our interest costs are sensitive to changes in prevailing interest rates.

WORKING CAPITAL

Our working capital is mainly comprised of inventories, net receivables, and accounts payable and accrued expenses. Working capital increased $122.5 million to $485 million as of June 30, 2004 compared to $362.5 million as of December 31, 2003. The increase resulted from higher net receivables and inventories partially offset by an increase in accounts payable and accrued expenses.

Net Receivables

Net receivables increased $158.6 million in the first half of 2004 primarily due to overall revenue growth and seasonal demand for UPG and Bristol products, as well as a greater mix of receivables from international customers with longer payment terms at Bristol. Overall, days sales outstanding decreased to 49 days at June 30, 2004 from 50 days at December 31, 2003.

Inventories

Inventories increased $59.7 million in the first half of 2004 mainly as a result of the seasonal nature of our business. Our inventories increase during the first half of the year as we manufacture inventory to support demand in the second half of the year.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses grew $119.7 million primarily due to an increase in raw material and component purchases; the timing of payment cycles in relation to quarter end; an increase in warranty accruals primarily related to the current portion of the warranty charge for the UPG furnace inspection and remediation program; and increases in accruals for value-added tax, customer deposits and employee compensation and benefits. These increases were partially offset by payment of 2003 incentive compensation and restructuring accruals and net weakening of foreign currencies since December 31, 2003.

CASH FLOWS

Operating Activities

We used $39.2 million of cash for operating activities in the first half of 2004. Net cash flows of $111.3 million were used by the change in assets and liabilities net of effects from acquisitions and divestitures, mainly due to the increases in net receivables, inventory, and accounts payable and accrued expenses, as discussed above. Cash flows of $72.1 million were generated from operations. Our operating cash flows in the first half of 2004 reflect the seasonal nature of our business. During the first half of 2003, our operating activities provided $34.8 million mainly due to lower working capital requirements for net receivables and inventories offset by accounts payable and accrued expenses to support lower sales in the first half of 2003 and backlog as of June 30, 2003.

Investing Activities

Cash used in investing activities of $36.9 million was mainly comprised of capital expenditures for manufacturing equipment and information technology systems consistent with 2003.

Financing Activities

Cash provided by financing activities of $77.3 million included proceeds of $78.9 million from net borrowings and $15 million from issuance of common stock partially offset by common stock dividend payments of $16.5 million. Net borrowings are consistent with the typical seasonality of our businesses to finance increasing working capital needs during the first half of the year. Proceeds from issuance of common stock represent cash received from employee stock purchases and exercise of stock options under our employee stock plans. We paid cash dividends of $0.40 per share in the first half of 2004 representing a 33% increase compared to 2003. In 2003, our financing activities used cash of $47.2 million mainly due to net debt repayments as a result of cash provided by operating activities.

BORROWINGS AND AVAILABILITY

Total indebtedness was $691.5 million as of June 30, 2004, primarily consisting of $500 million of senior notes, $117.2 million outstanding under domestic bank lines, and $41 million of Danish retail notes. The senior notes mature at dates ranging from 2006 to 2012 and carry fixed rates ranging from 5.8% to 6.7%. The Danish retail notes are due in October 2004 and have a coupon rate of 2%. Our ability to issue commercial paper is limited due to our credit ratings.

The following table summarizes the terms of our lines of credit (in thousands):

                       LIMIT           AVAILABILITY (a)
                JUNE 30,   DEC. 31,   JUNE 30,   DEC. 31,               BORROWING   ANNUAL
                  2004       2003       2004       2003      EXPIRES    RATE (b)     FEE
                --------   --------   --------   --------   ---------   ---------   ------
Five Year
Credit                                                       May 29,     LIBOR +
Agreement       $400,000   $400,000   $400,000   $400,000     2006       1.175%      0.2%

364-Day
Credit                                                      March 11,    LIBOR +
Agreement (c)    200,000    200,000    200,000    200,000     2005        0.85%      0.15%

Domestic                                                     Uncom-
bank lines       150,000    135,000     32,800    110,000    mitted     Various       --

Non-U.S
bank credit                                                  Uncom-
facilities       386,100    355,246    251,072    246,298    mitted     Various       --

(a) Availability is reduced for outstanding borrowings and bank guarantee and letters of credit usage.

(b) The one-month LIBOR (London Interbank Offering Rate) rate was 1.37% and 1.12% as of June 30, 2004 and December 31, 2003, respectively.

(c)   We renewed our 364-Day Credit Agreement in March 2004.

The Five Year Credit Agreement and 364-Day Credit Agreement (collectively, the Agreements) contain financial covenants requiring us to maintain certain financial ratios and standard provisions limiting leverage and liens. We were in compliance with these financial covenants as of June 30, 2004 and December 31, 2003. We have access to bank lines of credit and have the ability to borrow under the Agreements as long as we continue to meet the financial covenants or until expiration of these arrangements. The primary financial covenants are the earnings before interest, taxes, depreciation, and amortization (EBITDA) interest coverage and the debt to capital ratio, as defined under the Agreements. As of June 30, 2004, our EBITDA interest coverage was 4.4 times, exceeding the minimum requirement of 3.5 times. As of June 30, 2004, our debt to capital ratio, as defined in the Agreements, was 45%, below the maximum allowed of 50%.

We also maintain an annually renewable revolving facility under which we sell certain trade receivables - see "Off-Balance Sheet Arrangements" section below.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements are comprised of a trade receivable revolving facility and operating leases.

Trade Receivable Revolving Facility

Pursuant to the terms of an annually renewable revolving facility, we sell certain of our trade receivables to a wholly owned consolidated subsidiary, York Receivables Funding LLC (YRFLLC). In turn, YRFLLC sells, on a revolving basis, an undivided ownership interest in the trade receivables to bank-administered asset-backed commercial paper vehicles. In May 2004, we amended the facility, increasing the availability from $150 million to $200 million. We continue to service sold trade receivables. No servicing asset or liability has been recognized as our cost to service sold trade receivables approximates the servicing income.

In accordance with the facility, YRFLLC has sold $150 million of an undivided interest in trade receivables as of June 30, 2004 and December 31, 2003, resulting in a reduction of net receivables reflected in our condensed consolidated balance sheets. The discount rate on trade receivables sold was 1.26% and 1.12% as of June 30, 2004 and December 31, 2003, respectively. The program fee on trade receivables sold was 0.4% and 0.5% as of June 30, 2004 and December 31, 2003, respectively.

Operating Leases

Operating leases provide us with the flexibility to use property, plant and equipment without assuming ownership and related debt. Operating leases reduce our risk associated with disposal and residual fair value of property, plant and equipment at the end of the lease.

OUTLOOK

Overall, we expect improved net sales and net income in fiscal year 2004 as compared to 2003. We anticipate equipment growth within Global Applied specifically for commercial air conditioning and refrigeration products as we are seeing some improvements in global economies; increased sales of large commercial equipment in our Asian business; and the benefit of new commercial air conditioning products. We anticipate continued strength in our service businesses' (services, parts, and replacement equipment) sales within Global Applied. We also anticipate growth in our UPG equipment business due to continued strength of U.S. residential housing markets (both new construction and replacement) and our new product introductions. Further savings from our 2003 cost reduction actions are expected to be realized throughout 2004. Overall growth and savings are expected to be partially offset by a decline in Bristol sales; increased costs for copper, steel, and components containing copper and steel net of price increases; and continued investments in new products and information technology projects.

PROPOSED ACCOUNTING STANDARDS

In March 2004, the Financial Accounting Standards Board issued Proposed Statement of Financial Accounting Standards "Share-Based Payment," an amendment of FASB Statements No. 123 and 95. This proposed statement addresses the accounting for share-based compensation in which we exchange employee services for (a) our equity instruments or (b) liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of our equity instruments. Under the proposed statement, we will recognize compensation cost for share-based compensation issued to or purchased by employees under our stock-based compensation plans using a fair-value-based method effective January 1, 2005. The impact the proposed statement will have on our condensed consolidated financial statements is not known at this time, however, it may reduce net income and earnings per share similarly to the amounts disclosed in note 2 to our condensed
consolidated financial statements and note 1 to our consolidated financial statements contained in the Annual Financial Statements and Review of Operations filed as Exhibit 13 to our Form 10-K/A for the year ended December 31, 2003.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) became law. The Act provides for prescription drug benefits to retirees and tax-free federal subsidies to sponsors of certain retiree health-care plans. A final determination has not been made as to whether our plans qualify for the subsidies. Accordingly, any measurements of benefit obligations or costs do not reflect the effects of the Act. In May 2004, the FASB issued Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," effective for the third quarter of 2004. We believe the impact of adoption will be immaterial to our results of operations.

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

      -     Changes in commercial and residential construction markets

      -     Significant changes in customer orders

      -     Significant product defects or failures

      -     Failure to successfully implement information technology systems

      - Unfavorable outcome of our UPG furnace inspection and remediation program including, but not limited to review and approval by the United States Consumer Product Safety Commission and significant changes in assumptions used to estimate our repair costs

Unseasonably cool weather in various parts of the world could adversely affect our UPG and Global Applied air conditioning businesses and, similarly, the Bristol compressor business. Bristol and UPG are also impacted by the successful development, introduction, and customer acceptance of new products. The Global Applied air conditioning business could also be affected by a further slowdown in the large chiller market and by the acceptance of new product introductions. Global Applied could be negatively impacted by reductions in commercial construction. Our ability to effectively implement price increases to offset higher costs is dependent on market conditions and the competitive environment. The financial position and financial results of our foreign locations could be negatively impacted by the translation effect of currency fluctuations and by political changes including nationalization or expropriation of assets. In addition, our overall performance could be affected by declining worldwide economic conditions or slowdowns resulting from world events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responsive to this item as of December 31, 2003 appears under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations, Market Risk," on pages 14 to 16 of the Annual Financial Statements and Review of Operations filed as Exhibit 13 to our Form 10-K/A for the year ended December 31, 2003. There was no material change in such information as of June 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of company management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 1. LEGAL PROCEEDINGS

      Not Applicable

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

      The following table provides information about purchases of registered equity securities by the Company during the quarter ended June 30, 2004:

                                                   TOTAL NUMBER OF
                                                   SHARES PURCHASED        MAXIMUM NUMBER OF
                    TOTAL NUMBER     AVERAGE      AS PART OF PUBLICLY    SHARES THAT MAY YET BE
                     OF SHARES      PRICE PAID      ANNOUNCED PLANS       PURCHASED UNDER THE
    PERIOD           PURCHASED      PER SHARE       OR PROGRAMS (2)       PLANS OR PROGRAMS (2)
----------------    ------------    ----------    -------------------    ----------------------
April 1, 2004 -
April 30, 2004       1,723 (1)      $42.95 (1)            --                       --

May 1, 2004 -
May 31, 2004            --              --                --                       --

June 1, 2004 -
June 30, 2004           --              --                --                       --

      (1) Not purchased through a publicly announced plan or program. An affiliated purchaser delivered back to the issuer shares of stock already issued to him in payment of the exercise price of stock options.

      (2)   The Company has no publicly announced repurchase plans or programs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a)   Our annual meeting of Stockholders was held on May 20, 2004.

      (b) Proxies were solicited for the meeting. All nominees for Director were elected and items (c) 2 through 5 (see below) were approved.

      (c) The following votes were cast at the Annual Meeting for the matters indicated below:

1.  Election of Directors                  Votes For      Votes Withheld

    Gerald C. McDonough                     35,817,581        1,545,036
    C. David Myers                          36,072,238        1,290,379
    W. Michael Clevy                        34,168,207        3,194,410
    J. Roderick Heller, III                 34,245,947        3,116,670
    Robert F. B. Logan                      35,725,555        1,637,062
    Paul J. Powers                          34,317,450        3,045,167
    Donald M. Roberts                       35,652,414        1,710,203
    James A. Urry                           35,725,094        1,637,523

2.  Proposal to approve an amendment       Votes For      Votes Against     Abstentions
    to our Employee Stock Purchase Plan     34,610,157          445,933         24,055

3.  Proposal to approve an amendment       Votes For      Votes Against     Abstentions
    to our Incentive Compensation Plan      26,050,393        8,989,626         40,126

4.  Proposal to approve an amendment       Votes For      Votes Against     Abstentions
    to our Omnibus Stock Plan               32,015,015        3,039,397         25,733

5.  The appointment of KPMG LLP            Votes For      Votes Against     Abstentions
    as independent auditors                 36,658,339          689,241         15,037

ITEM 5. OTHER INFORMATION

      Not Applicable

ITEM 6. EXHIBITS

      (a)   Exhibits

            Exhibit 4.1 - Amended and restated Receivables Purchase Agreement dated as of May 17, 2004 among York Receivables Funding LLC, as seller, York International Corporation, as initial servicer, Gotham Funding Corporation, as a conduit purchaser, The Bank of Tokyo-Mitsubishi, LTD., New York Branch, as agent for the Gotham Purchaser Group, Liberty Street Funding Corp., as a conduit purchaser, The Bank of Nova Scotia, as agent for the Liberty Street Purchaser Group, and The Bank of Tokyo-Mitsubishi, LTD., New York Branch as administrator*

            Exhibit 10.1 - York International Corporation Amended and Restated 2002 Incentive Compensation Plan*

            Exhibit 10.2 - York International Corporation Amended and Restated 2002 Omnibus Stock Plan*

            Exhibit 31.1 - Certification of the Chief Executive Officer of York International Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

            Exhibit 31.2 - Certification of the Chief Financial Officer of York International Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

            Exhibit 32.1 - Certification of the Chief Executive Officer and Chief Financial Officer of York International Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

            * Submitted electronically herewith

      (b)   Reports on Form 8-K

            Current Report on Form 8-K dated April 22, 2004, containing a press release, dated April 22, 2004, setting forth our first quarter 2004 results (such press release is not incorporated by reference herein or deemed "filed" within the meaning of Section 18 of the Securities Act of 1933)

            Current Report on Form 8-K dated May 4, 2004, containing a press release, dated May 3, 2004, announcing the resignation of the Vice President and President, York Asia Pacific

            Current Report on Form 8-K dated May 4, 2004, containing a press release, dated May 4, 2004, commenting on our 2004 expected financial results (such press release is not incorporated by reference herein or deemed "filed" within the meaning of Section 18 of the Securities Act of 1933)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                      YORK INTERNATIONAL CORPORATION
                                      ------------------------------
                                                 Registrant

Date August 4, 2004                       /S/ M. David Kornblatt
                                      ------------------------------
                                      M. David Kornblatt
                                      Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.     DESCRIPTION
-----------     -----------
   4.1          Amended and restated Receivables Purchase Agreement dated as of May
                17, 2004 among York Receivables Funding LLC, as seller, York
                International Corporation, as initial servicer, Gotham Funding
                Corporation, as a conduit purchaser, The Bank of Tokyo-Mitsubishi,
                LTD., New York Branch, as agent for the Gotham Purchaser Group,
                Liberty Street Funding Corp., as a conduit purchaser, The Bank of
                Nova Scotia, as agent for the Liberty Street Purchaser Group, and
                The Bank of Tokyo-Mitsubishi, LTD., New York Branch as
                administrator*

   10.1         York International Corporation Amended and Restated 2002 Incentive
                Compensation Plan*

   10.2         York International Corporation Amended and Restated 2002 Omnibus
                Stock Plan*

   31.1         Certification of the Chief Executive Officer of York International
                Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

   31.2         Certification of the Chief Financial Officer of York International
                Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

   32.1         Certification of the Chief Executive Officer and Chief Financial
                Officer of York International Corporation pursuant to 18 U.S.C.
                Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

   *            Submitted electronically herewith