Form 10-Q
period 2004-09-30
YORK INTERNATIONAL CORP /DE/
filed 2004-11-09
CIK 842662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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
                                                            Yes   [X]   No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at November 8, 2004
          -----                                 --------------------------------

Common Stock, par value $.005                          41,549,618 shares

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004


                                      INDEX

                                                                                                                      Page No.
                                                                                                                      --------
PART I.  FINANCIAL INFORMATION

  Item 1.         Financial Statements

                  Condensed Consolidated Statements of Operations - (unaudited)
                  Three Months and Nine Months Ended September 30, 2004 and 2003                                          3

                  Condensed Consolidated Balance Sheets -
                  September 30, 2004 (unaudited) and December 31, 2003                                                    4

                  Condensed Consolidated Statements of Cash Flows - (unaudited)
                  Nine Months Ended September 30, 2004 and 2003                                                           5

                  Notes to Condensed Consolidated Financial Statements (unaudited)                                        6

  Item 2.         Management's Discussion and Analysis of Results of Operations
                  and Financial Condition                                                                                19

  Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                             27

  Item 4.         Controls and Procedures                                                                                27

PART II.  OTHER INFORMATION

  Item 1.         Legal Proceedings                                                                                      28

  Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds                                            28

  Item 3.         Defaults Upon Senior Securities                                                                        28

  Item 4.         Submission of Matters to a Vote of Security Holders                                                    28

  Item 5.         Other Information                                                                                      28

  Item 6.         Exhibits                                                                                               29

Signatures                                                                                                               30

Exhibit Index                                                                                                            31

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

                                                    THREE MONTHS ENDED SEPT. 30,       NINE MONTHS ENDED SEPT. 30,
                                                        2004             2003             2004             2003
                                                    -----------      -----------      -----------      -----------
Net sales:
    Products                                        $ 1,038,893      $   898,814      $ 2,976,999      $ 2,642,930
    Services                                            120,381          110,144          343,350          318,802
                                                    -----------      -----------      -----------      -----------
       Net sales                                      1,159,274        1,008,958        3,320,349        2,961,732
Cost of goods sold:
    Products                                           (837,870)        (728,709)      (2,418,456)      (2,127,672)
    Services                                           (100,590)         (89,187)        (284,348)        (256,534)
                                                    -----------      -----------      -----------      -----------
       Cost of goods sold                              (938,460)        (817,896)      (2,702,804)      (2,384,206)
                                                    -----------      -----------      -----------      -----------
            Gross profit                                220,814          191,062          617,545          577,526
Selling, general, and administrative expenses          (171,720)        (163,032)        (514,548)        (468,860)
Restructuring and other charges, net                         --          (12,140)              --          (61,294)
                                                    -----------      -----------      -----------      -----------
            Income from operations                       49,094           15,890          102,997           47,372
Interest expense, net                                   (10,947)         (12,331)         (31,880)         (36,462)
Equity in earnings of affiliates                          2,826            2,160            7,545            5,725
                                                    -----------      -----------      -----------      -----------
            Income before income taxes and
               cumulative effect of a change
               in accounting principle                   40,973            5,719           78,662           16,635
(Provision) benefit for income taxes                     (9,628)           4,264          (12,468)          (1,082)
                                                    -----------      -----------      -----------      -----------
            Income before cumulative effect of
               a change in accounting principle          31,345            9,983           66,194           15,553
Cumulative effect of a change in accounting
    principle, net of tax of $10,686                         --          (15,413)              --          (15,413)
                                                    -----------      -----------      -----------      -----------
            Net income (loss)                       $    31,345      $    (5,430)     $    66,194      $       140
                                                    ===========      ===========      ===========      ===========
Basic earnings (loss) per share:
    Income before cumulative effect of a
       change in accounting principle               $      0.76      $      0.25      $      1.62      $      0.39
    Cumulative effect of a change in
       accounting principle                                  --            (0.39)              --            (0.39)
                                                    -----------      -----------      -----------      -----------
    Net income (loss)                               $      0.76      $     (0.14)     $      1.62      $        --
                                                    ===========      ===========      ===========      ===========
Diluted earnings (loss) per share:
    Income before cumulative effect of
       a change in accounting principle             $      0.75      $      0.25      $      1.59      $      0.39
    Cumulative effect of a change in
       accounting principle                                  --            (0.38)              --            (0.39)
                                                    -----------      -----------      -----------      -----------
    Net income (loss)                               $      0.75      $     (0.13)     $      1.59      $        --
                                                    ===========      ===========      ===========      ===========
Cash dividends per share                            $      0.20      $      0.15      $      0.60      $      0.45
                                                    ===========      ===========      ===========      ===========
Weighted average common shares and
    common equivalents outstanding:
            Basic                                        41,198           39,653           40,965           39,556
            Diluted                                      41,680           40,304           41,594           39,908

See accompanying notes to condensed consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

                                                        SEPT. 30, 2004      DECEMBER 31,
                                                          (UNAUDITED)           2003
                                                        ---------------  ----------------
ASSETS

Current assets:
    Cash and cash equivalents                           $        33,771  $        49,650
    Receivables, net                                            747,474          638,510
    Inventories:
       Raw material                                             162,089          138,108
       Work in progress                                         178,200          147,094
       Finished goods                                           303,481          227,512
                                                        ---------------  ---------------
          Total inventories                                     643,770          512,714

    Prepayments and other current assets                        121,872          129,921
                                                        ---------------  ---------------
       Total current assets                                   1,546,887        1,330,795

Deferred income taxes                                           105,759          107,566
Investments in affiliates                                        34,905           28,200
Property, plant and equipment, net                              539,015          541,118
Goodwill                                                        527,480          529,182
Intangibles, net                                                 35,662           36,744
Deferred charges and other assets                               104,995           99,530
                                                        ---------------  ---------------

       Total assets                                     $     2,894,703  $     2,673,135
                                                        ===============  ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable and current portion of long-term debt $        30,818  $        30,755
    Accounts payable and accrued expenses                     1,010,996          899,093
    Income taxes                                                 26,143           38,453
                                                        ---------------  ---------------

       Total current liabilities                              1,067,957          968,301

Long-term warranties                                             55,725           46,888
Long-term debt                                                  643,931          582,027
Postretirement and postemployment benefits                      242,234          249,912
Other long-term liabilities                                      50,028           49,607
                                                        ---------------  ---------------

       Total liabilities                                      2,059,875        1,896,735

Stockholders' equity                                            834,828          776,400
                                                        ---------------  ---------------

       Total liabilities and stockholders' equity       $     2,894,703  $     2,673,135
                                                        ===============  ===============

See accompanying notes to condensed consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

                                                                            NINE MONTHS ENDED SEPT. 30,
                                                                                2004           2003
                                                                             ---------      ---------
Cash flows from operating activities:
    Net income                                                               $  66,194      $     140
    Adjustments to reconcile net income to net
       cash (used) provided by operating activities:
          Cumulative effect of a change in accounting principle                     --         15,413
          Depreciation and amortization of property, plant and equipment        52,919         50,718
          Amortization of deferred charges and intangibles                       2,630          2,828
          Provision for doubtful receivables                                     6,934         10,295
          Effect of non-cash charges                                                --         47,171
          Deferred income taxes                                                 (4,337)         5,900
          Loss on sale of fixed assets                                           1,163          1,703
          Other                                                                 (1,478)        (3,032)
          Change in assets and liabilities net of effects from
            acquisitions and divestitures:
                     Receivables, net                                         (117,524)        10,759
                     Inventories                                              (133,010)       (37,101)
                     Prepayments and other current assets                       13,437        (42,370)
                     Accounts payable and accrued expenses                     115,148         53,866
                     Income taxes                                              (12,399)           420
                     Other long-term assets and liabilities                      1,958          3,752
                                                                             ---------      ---------
            Net cash (used) provided by operating activities                    (8,365)       120,462
                                                                             ---------      ---------
Cash flows from investing activities:
    Purchases of other companies, net of cash acquired                            (728)        (3,343)
    Capital expenditures                                                       (56,860)       (53,961)
    Proceeds from sale of fixed assets                                           1,189          3,030
                                                                             ---------      ---------
            Net cash used by investing activities                              (56,399)       (54,274)
                                                                             ---------      ---------
Cash flows from financing activities:
    Net payments of short-term debt                                               (141)        (3,312)
    Net proceeds from credit agreement                                              --         70,000
    Payment of senior notes                                                         --       (100,000)
    Net proceeds on other long-term debt                                        58,838         23,961
    Net reduction in sale of receivables                                            --         (5,000)
    Payment of sale-leaseback obligation                                            --        (82,397)
    Common stock issued                                                         15,280          3,033
    Treasury stock purchases                                                       (74)            (7)
    Dividends paid                                                             (24,808)       (17,899)
                                                                             ---------      ---------
            Net cash provided (used) by financing activities                    49,095       (111,621)
                                                                             ---------      ---------
Effect of exchange rate changes on cash and cash equivalents                      (210)          (534)
                                                                             ---------      ---------
            Net decrease in cash and cash equivalents                          (15,879)       (45,967)
Cash and cash equivalents at beginning of period                                49,650         92,940
                                                                             ---------      ---------
Cash and cash equivalents at end of period                                   $  33,771      $  46,973
                                                                             =========      =========

See accompanying notes to condensed consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements (unaudited)

(1)   FINANCIAL STATEMENTS

      The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. We believe the information presented is not misleading and the disclosures are adequate. In our opinion, our condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2004 and December 31, 2003, our results of operations for the three and nine months ended September 30, 2004 and 2003, and our cash flows for the nine months ended September 30, 2004 and 2003. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

      Certain reclassifications have been made to the 2003 condensed consolidated financial statements to conform to the 2004 presentation.

      During the three months ended September 30, 2004, we retroactively adopted a new accounting standard related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As a result, our condensed consolidated statement of operations for the nine months ended September 30, 2004 includes the impact of adoption as of January 1, 2004, which was immaterial. See note 7 for additional information.

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

                                                   THREE MONTHS ENDED SEPT. 30,      NINE MONTHS ENDED SEPT. 30,
                                                      2004             2003             2004             2003
                                                   ----------       ----------       ----------       ----------
Net income (loss) - as reported                    $   31,345       $   (5,430)      $   66,194       $      140
Add: Stock-based employee compensation
    expense included in reported net
    income (loss), net of related tax effects             580              166            1,457              445
Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method for all
    awards, net of related tax effects                 (1,757)            (892)          (4,490)          (4,058)
                                                   ----------       ----------       ----------       ----------

Pro forma net income (loss)                        $   30,168       $   (6,156)      $   63,161       $   (3,473)
                                                   ==========       ==========       ==========       ==========

Earnings (loss) per share:
    Basic - as reported                            $     0.76       $    (0.14)      $     1.62       $       --
    Basic - pro forma                                    0.73            (0.16)            1.54            (0.09)
    Diluted - as reported                                0.75            (0.13)            1.59               --
    Diluted - pro forma                                  0.73            (0.15)            1.52            (0.09)

      Since the determination of fair value of all stock options granted includes variable factors, including volatility, and additional stock option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects on reported net income and earnings per share for future periods.

(3)   RECEIVABLES, NET

      Pursuant to the terms of an annually renewable revolving facility, we sell certain of our trade receivables to a wholly owned, consolidated subsidiary, York Receivables Funding LLC (YRFLLC). In turn, YRFLLC sells, on a revolving basis, an undivided ownership interest in the purchased trade receivables to bank-administered asset-backed commercial paper vehicles. In May 2004, we amended the facility increasing the availability from $150 million to $200 million. We continue to service sold trade receivables. No servicing asset or liability has been recognized as our cost to service sold trade receivables approximates the servicing income.

      In accordance with the facility, YRFLLC has sold $150 million of an undivided interest in trade receivables as of September 30, 2004 and December 31, 2003. The proceeds from the sale were reflected as a reduction of net receivables reflected in our condensed consolidated balance sheets as of September 30, 2004 and December 31, 2003. The discount rate on trade receivables sold was 1.84% and 1.12% as of September 30, 2004 and December 31, 2003, respectively. The program fee on trade receivables sold was 0.4% and 0.5% as of September 30, 2004 and December 31, 2003, respectively.

(4)   GOODWILL

      The changes in the carrying amount of goodwill for the nine months ended September 30, 2004, by segment, are as follows (in thousands):

                                                             NET           FOREIGN
                                        BALANCE AS OF      GOODWILL        CURRENCY         BALANCE AS OF
                                        DEC. 31, 2003      ACQUIRED       FLUCTUATION       SEPT. 30, 2004
                                        -------------      --------       -----------       --------------
Global Applied:
    Americas                            $      92,949      $     --       $        20       $      92,969
    Europe, Middle East and Africa            130,166           429            (2,007)            128,588
    Asia                                      109,314            --              (144)            109,170
                                        -------------      --------       -----------       -------------
                                              332,429           429            (2,131)            330,727
Unitary Products Group                        140,440            --                --             140,440
Bristol Compressors                            56,313            --                --              56,313
                                        -------------      --------       -----------       -------------
                                        $     529,182      $    429       $    (2,131)      $     527,480
                                        =============      ========       ===========       =============

(5)   INTANGIBLES, NET

      The following table summarizes the major intangible asset classes subject to amortization included in our condensed consolidated balance sheets as of September 30, 2004 and December 31, 2003 (in thousands):

                                    GROSS CARRYING      ACCUMULATED      NET CARRYING
                                        AMOUNT          AMORTIZATION        AMOUNT
                                    --------------      ------------     ------------
September 30, 2004

Trade names and trademarks              $41,087           $ 7,253           $33,834
Other                                     3,158             1,330             1,828
                                        -------           -------           -------
                                        $44,245           $ 8,583           $35,662
                                        =======           =======           =======

December 31, 2003

Trade names and trademarks              $42,028           $ 6,723           $35,305
Other                                     2,536             1,097             1,439
                                        -------           -------           -------
                                        $44,564           $ 7,820           $36,744
                                        =======           =======           =======

      Amortization expense for trade names and trademarks and other intangible assets for the three and nine months ended September 30, 2004 was $0.4 million and $1.2 million, respectively. For the three and nine months ended September 30, 2003, amortization expense for trade names and trademarks and other intangible assets was $0.3 million and $1.3 million, respectively.

      The following table estimates the amount of amortization expense for trade names and trademarks and other intangible assets for the remainder of 2004 and each of the fiscal years indicated (in thousands):

2004 (October 1 - December 31)     $          377
2005                                        1,668
2006                                        1,698
2007                                        1,598
2008                                        1,598
Thereafter                                 28,723
                                   --------------
                                   $       35,662
                                   ==============

(6)   NOTES PAYABLE AND LONG-TERM DEBT

      Notes payable and long-term debt consist of (in thousands):

                                                          SEPT. 30,        DEC. 31,
                                                             2004            2003
                                                          ---------       ---------
Notes payable and current portion of long-term debt:
    Bank loans (primarily foreign currency)               $  27,643       $  27,784
    Current portion of long-term debt                         3,175           2,971
                                                          ---------       ---------
       Total                                              $  30,818       $  30,755
                                                          =========       =========

Long-term debt:
    Domestic bank lines at an average rate of 2.1%
      in 2004 and 1.58% in 2003                           $  87,354       $  25,000
    Danish retail notes, 2% interest, due October
      2004                                                   41,220          41,844
    Senior notes, 6.625% interest, due August 2006          200,000         200,000
    Senior notes, 6.7% interest, due June 2008              200,000         200,000
    Senior notes, 5.8% interest, due November 2012          100,000         100,000
    Other (including foreign bank loans) at an
      average rate of 5.95% in 2004 and 6.3% in 2003         18,532          18,154
                                                          ---------       ---------

       Total                                                647,106         584,998
Less current portion                                         (3,175)         (2,971)
                                                          ---------       ---------
Noncurrent portion                                        $ 643,931       $ 582,027
                                                          =========       =========

      The domestic bank lines and the Danish retail notes are classified as long-term, as they are supported by our Five Year Credit Agreement, which matures on May 29, 2006.

      In October 2004, our Danish retail notes matured and were redeemed with borrowings from our domestic bank lines.

      The following table summarizes the terms of our lines of credit (in thousands):

                            LIMIT                  AVAILABILITY (a)
                    SEPT. 30,     DEC. 31,      SEPT. 30,     DEC. 31,                          BORROWING   ANNUAL
                      2004          2003          2004          2003           EXPIRES          RATE (b)     FEE
                    ---------     --------      ---------     --------      --------------      ---------   ------
Five Year
Credit                                                                                          LIBOR +
Agreement           $400,000      $400,000      $400,000      $400,000      May 29, 2006        1.175%       0.2%

364-Day
Credit                                                                                          LIBOR +
Agreement (c)        200,000       200,000       200,000       200,000      March 11, 2005       0.85%      0.15%

Domestic
bank lines           150,000       135,000        62,646       110,000      Uncommitted         Various       --

Non-U.S
bank credit
facilities           391,326       355,246       246,826       246,298      Uncommitted         Various       --

      (a) Availability is reduced for outstanding borrowings and bank guarantee and letters of credit usage.

      (b) The one-month LIBOR (London Interbank Offering Rate) rate was 1.84% and 1.12% as of September 30, 2004 and December 31, 2003, respectively.

      (c)   We renewed our 364-Day Credit Agreement in March 2004.

(7)   POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

      PENSION PLANS

      Effective January 1, 2004, we replaced our defined benefit pension plans for U.S. salaried non-bargaining and certain U.S. salaried bargaining employees with a new defined contribution plan. As a result, we recorded a non-cash curtailment loss of $12.4 million in the three months ended September 30, 2003.

      Net periodic benefit cost under our defined benefit pension plans includes the following components (in thousands):

                                             THREE MONTHS ENDED SEPT. 30,    NINE MONTHS ENDED SEPT. 30,
                                                 2004            2003            2004            2003
                                            -------------   -------------   -------------   -------------
Components of net periodic benefit cost:
    Service cost                            $       3,053   $       5,273   $       9,196   $      15,819
    Interest cost                                   8,234           8,287          24,657          24,859
    Expected return on plan assets, income        (10,160)         (9,238)        (30,484)        (27,715)
    Amortization of prior service cost                563             854           1,685           2,559
    Amortization of net (gain) loss                   677             466           2,009           1,398
    Curtailments                                       --          12,414              --          12,414
    Settlement and other                               --              80           1,049             369
                                            -------------   -------------   -------------   -------------
Net periodic benefit cost                   $       2,367   $      18,136   $       8,112   $      29,703
                                            =============   =============   =============   =============

      We previously disclosed in our consolidated financial statements for the year ended December 31, 2003 that we expected to contribute $14.3 million to our pension plans in 2004. As of September 30, 2004, $11.9 million of contributions have been made. We currently anticipate contributing an additional $2.2 million to fund our plans in 2004 for a total of $14.1 million.

      DEFINED CONTRIBUTION PLANS

      Effective January 1, 2004, certain U.S. employees participate in our new defined contribution plan. We contribute a cash amount to the plan on an annual basis, based on employees' eligible earnings, vesting service, and age. We recorded expense of approximately $2.1 million and $7.3 million related to the plan in the three and nine months ended September 30, 2004, respectively.

      Certain employees participate in various other investment plans. Under the plans, the employees may voluntarily contribute a percentage of their compensation. We contribute a cash amount based on the participants' contributions. Our contributions to plans were approximately $0.7 million and $2.4 million in the three and nine months ended September 30, 2004, respectively, and $0.3 million and $1.0 million in the three and nine months ended September 30, 2003, respectively. We recorded expense of approximately $1.0 million and $3.1 million related to the plans in the three and nine months ended September 30, 2004, respectively, and $0.4 million and $1.3 million related to the plans in the three and nine months ended September 30, 2003, respectively.

      POSTRETIREMENT HEALTH AND LIFE INSURANCE PLANS

      Net periodic benefit cost includes the following components (in thousands):

                                                    THREE MONTHS ENDED SEPT. 30,  NINE MONTHS ENDED SEPT. 30,
                                                        2004           2003           2004           2003
                                                    ------------   ------------   ------------   ------------

Components of net periodic benefit cost:
    Service cost                                    $        337   $        516   $      1,012   $      1,548
    Interest cost                                          1,861          2,391          5,588          7,173
    Amortization of prior service cost                    (1,365)          (700)        (4,095)        (2,100)
    Amortization of net loss                                 780            927          2,338          2,782
                                                    ------------   ------------   ------------   ------------

Net periodic benefit cost                           $      1,613   $      3,134   $      4,843   $      9,403
                                                    ============   ============   ============   ============

      We previously disclosed in our consolidated financial statements for the year ended December 31, 2003 that we expected to contribute $7.4 million to our postretirement health and life insurance plans in 2004. As of September 30, 2004, $5.7 million of contributions have been made. We currently anticipate contributing an additional $1.8 million to fund our plans in 2004 for a total of $7.5 million.

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) became law. The Act provides for prescription drug benefits to retirees and federal subsidies to sponsors of certain retiree health-care plans. In May 2004, the Financial Accounting Standards Board (FASB) issued Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP 106-2), effective for the first interim or annual period beginning after June 15, 2004. We have determined that one of our postretirement benefit plans providing prescription drug benefits are actuarially equivalent to Medicare Part D and have elected to recognize the effects of the Act by implementing the provisions of FSP 106-2 retroactively as of January 1, 2004. We have reduced our accumulated postretirement benefit obligation
      (APBO) for the effect of the subsidy related to benefits attributed to past service by $7.8 million. This is reflected as a decrease in unrecognized net actuarial losses and will be amortized over current and future periods. In addition, the subsidy will reduce interest costs on the APBO. The total effect of the subsidy on the measurement of net periodic benefit cost for 2004 is expected to be $1.3 million, consisting of lower amortization of actuarial losses of $0.8 million and lower interest costs of $0.5 million. As the effect of the subsidy will be recognized evenly throughout the fiscal year, net periodic benefit cost decreased by $0.3 million and $1.0 million in the three and nine months ended September 30, 2004, respectively.

(8)   GUARANTEES AND WARRANTIES

      We issue various types of guarantees in the normal course of business. As of September 30, 2004, we have the following guarantees outstanding (in thousands):

Standby letters of credit and surety bonds  $   106,500
Performance guarantees                          154,247
Commercial letters of credit                      4,595
Guarantee of affiliate debt                      30,000

      Changes in our warranty liabilities for the three and nine months ended September 30, 2004 are as follows (in thousands):

   BALANCE         PAYMENTS     ACCRUALS FOR       BALANCE
    AS OF         MADE UNDER     WARRANTIES         AS OF
JUNE 30, 2004     WARRANTIES       ISSUED      SEPT. 30, 2004
-------------     ----------    ------------   --------------
  $124,100        $(19,892)       $19,640         $123,848

   BALANCE         PAYMENTS     ACCRUALS FOR   ACCRUALS FOR       BALANCE
    AS OF         MADE UNDER     WARRANTIES     PREEXISTING        AS OF
DEC. 31, 2003     WARRANTIES       ISSUED       WARRANTIES    SEPT. 30, 2004
-------------     ----------    ------------   ------------   --------------
$     101,675     $ (55,064)    $     57,237   $     20,000   $      123,848

      Warranties include standard warranties and extended warranty contracts sold to customers to increase the warranty period beyond the standard period. Extended warranty contracts sold are reflected as accruals for warranties issued and amortized revenue is reflected as payments made under warranties in the above table.

      During the second quarter of 2004, we finalized field and factory testing to investigate failures found in heat exchangers of certain sealed combustion gas furnaces used in the manufactured housing industry. We found that installation and application factors combined with component part variation can result in excessive heat exchanger temperatures, which may contribute to failures in certain furnace models manufactured in the years 1995 to 2000. We no longer produce these furnace models. As a result, we recorded a $20 million warranty charge for the Unitary Products Group furnace inspection and remediation program during the second quarter of 2004. The $20 million warranty charge represents our best estimate of inspection and repair costs within a reasonable estimated range of $13 million and $30 million. Repair cost estimates are mainly comprised of the expected cost of repair kits or new heat exchangers and installation labor. Our estimates are based upon the projected number of furnace units to be serviced (find rate), current repair costs, and the estimated number of furnace units requiring repair. Differences between estimated and actual find rate, costs to manufacture and install repair kits or heat exchangers, and number of furnace units that require repair could have a significant impact on our consolidated results of operations. We began to manufacture replacement parts and repair furnaces in the third quarter of 2004 and expect to complete the program by the end of 2006. Repair activity in the third quarter was minimal.

(9)   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      We are exposed to market risk associated with changes in interest rates, foreign currency exchange rates, and certain commodity prices. To enhance our ability to manage these market risks, we enter into derivative instruments for periods consistent with the related underlying hedged exposures. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in fair value or cash flows of the underlying hedged exposures. We mitigate the risk that the counter party to these derivative instruments will fail to perform by only entering into derivative instruments with major financial institutions. We do not typically hedge our market risk exposures beyond three years and do not hold or issue derivative instruments for trading purposes.

      Recognized gains or losses included in cost of goods sold due to the discontinuance of ineffective currency and commodity cash flow hedges for the three and nine months ended September 30, 2004 and 2003 were immaterial.

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

      As of September 30, 2004, we forecasted that $0.5 million of net losses in accumulated other comprehensive losses will be reclassified into earnings within the next twelve months.

      Hedges of Net Investment

      We issued Danish denominated, retail notes as a hedge to protect the value of a portion of our net investment in a Danish subsidiary. Hedges of a net investment are accounted for under SFAS No. 52, "Foreign Currency Translation." Under SFAS No. 52, the gains or losses on a foreign-denominated, non-derivative financial instrument designated as a hedge of a net investment are recorded in foreign currency translation adjustments within accumulated other comprehensive losses. The gains and losses are accounted for in a similar manner as the foreign denominated net assets, offsetting a portion of the change in net assets due to foreign currency fluctuations. As of September 30, 2004, we have designated $41.2 million in Danish retail notes as a hedge of a net investment.

      Commodity Price Hedging

      We purchase raw material commodities and are at risk for fluctuations in the market price of those commodities. In connection with the purchase of major commodities, principally copper for manufacturing requirements, we enter into commodity forward contracts to effectively fix a portion of our commodity costs. These contracts require each settlement between our counterparty and us to coincide with cash market purchases of the actual commodity.

      As of September 30, 2004, we forecasted that $13.7 million of net gains in accumulated other comprehensive losses will be reclassified into earnings within the next twelve months.

      Interest Rate Hedging

      We manage our interest rate risk by entering into both fixed and variable rate debt. In addition, we enter into interest rate swap contracts in order to achieve a balanced mix of fixed and variable rate indebtedness. In May 2004, we entered into a $100 million notional amount interest rate swap contract with a final maturity at November 2012.

      As of September 30, 2004, we had interest rate swap contracts to pay variable interest, based on the six-month LIBOR rate, and receive a blended fixed rate of interest of 6.213% on a notional amount of $200 million ($100 million related to senior notes due August 2006 and $100 million related to senior notes due November 2012). As of September 30, 2004, the fair value of these swap contracts was an unrealized gain of $10.6 million. We have designated our outstanding interest rate swap contracts as fair value hedges of underlying fixed rate debt obligations. The fair value of these contracts is recorded in other long-term assets or liabilities with a corresponding increase or decrease in the fixed rate debt obligations. The change in fair values of both the fair value hedge instruments and the underlying debt obligations are recorded as equal and offsetting unrealized gains and losses in the net interest expense component of the condensed consolidated statements of operations. All existing fair value hedges are determined to be 100% effective under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. As a result, there is no impact on current earnings resulting from hedge ineffectiveness.

(10)  COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) is determined as follows (in thousands):

                                                  THREE MONTHS ENDED SEPT. 30,   NINE MONTHS ENDED SEPT. 30,
                                                      2004           2003            2004            2003
                                                  ------------   ------------    ------------    ------------
Net income (loss)                                 $     31,345   $     (5,430)   $     66,194    $        140
Other comprehensive income (loss):
    Foreign currency translation adjustment              8,034         (5,934)         (4,567)         51,991
    Cash flow hedges:
       Reclassification adjustment, net of tax           1,947           (107)          5,384          (1,392)
       Net derivative income (loss), net of tax            795          1,352          (3,321)          3,657
    Available for sale securities, net of tax               45            118              47              97
                                                  ------------   ------------    ------------    ------------
Comprehensive income (loss)                       $     42,166   $    (10,001)   $     63,737    $     54,493
                                                  ============   ============    ============    ============

(11)  STOCKHOLDERS' EQUITY

      The following table summarizes our stockholders' equity as of September 30, 2004 and December 31, 2003 (in thousands, except per share data):

                                                                                   SEPT. 30,   DECEMBER 31,
                                                                                      2004         2003
                                                                                   ---------   ------------
Common stock $.005 par value; 200,000 shares authorized; issued 46,463 shares at
    September 30, 2004 and 46,248 shares at December 31, 2003                      $     232    $     231
Additional paid-in capital                                                           739,111      732,339
Retained earnings                                                                    340,581      299,195
Accumulated other comprehensive losses                                               (54,054)     (51,597)
Treasury stock, at cost; 4,953 shares at September 30, 2004 and 5,420 shares at
    December 31, 2003                                                               (183,488)    (200,856)
Unearned compensation                                                                 (7,554)      (2,912)
                                                                                   ---------    ---------

Total stockholders' equity                                                         $ 834,828    $ 776,400
                                                                                   =========    =========

(12)  EARNINGS (LOSS) PER SHARE

      Net income (loss) as set forth in our condensed consolidated statements of operations is used in the computation of basic and diluted earnings (loss) per share information. Reconciliations of shares used in the computations of earnings (loss) earnings per share are as follows (in thousands):

                                               THREE MONTHS ENDED SEPT. 30,  NINE MONTHS ENDED SEPT. 30,
                                                   2004           2003           2004           2003
                                               ------------   ------------   ------------   ------------
Weighted average common shares
    outstanding used in the computation
    of basic earnings (loss) per share            41,198         39,653         40,965         39,556
Effect of dilutive securities:
    Non-vested restricted shares                     151            166            168            166
    Stock options                                    331            485            461            186
                                                  ------         ------         ------         ------
Weighted average common shares and
    equivalents used in the computation
    of diluted earnings (loss) per share          41,680         40,304         41,594         39,908
                                                  ======         ======         ======         ======

Stock options not included in the
    earnings (loss) per share computation as
    their effect would have been anti-
    dilutive                                       2,440          3,148          1,800          3,975
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

      Global Applied designs, produces, markets, and sells HVAC&R equipment and solutions and provides maintenance and service of equipment manufactured by us and by others. Types of equipment include: air-cooled and water-cooled chillers; central air handling units; variable air volume units; screw, reciprocating and centrifugal compressors; condensers; evaporators; heat exchangers; ductless minisplits; process refrigeration systems; hygienic air distribution systems; gas compression systems; and control equipment to monitor and control the entire system. Heating and air conditioning solutions are provided for buildings ranging from small office buildings and fast food restaurants to large commercial and industrial complexes. Refrigeration systems are provided for industrial applications in the food, beverage, chemical and petroleum industries. Cooling and refrigeration systems are also supplied for use on naval, commercial and passenger vessels.

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

      General corporate expenses and charges and other expenses are not allocated to the individual segments for management reporting purposes. General corporate expenses include certain incentive compensation, pension, medical and insurance costs; corporate administrative costs; development costs for information technology applications and infrastructure; the $20 million warranty charge discussed in note 8; and other corporate costs. Charges and other expenses in 2003 include restructuring and other charges, operating expenses related to cost reduction actions, and a curtailment loss related to the decision to replace our current defined benefit pension plans for U.S. salaried non-bargaining employees with a new defined contribution plan, effective January 1, 2004. Non-allocated assets primarily consist of prepaid pension benefit cost, net deferred tax assets, LIFO inventory reserves, and other corporate assets. For management reporting purposes, intersegment sales are recorded on a cost-plus or market price basis. Business segment management compensation is based on segment earnings before interest and taxes, segment net capital employed, and consolidated earnings per share.

      The table below represents our operating results and assets by segment (in thousands):

                              THREE MONTHS ENDED SEPT. 30,  NINE MONTHS ENDED SEPT. 30,
                                 2004            2003           2004           2003
                              -----------     -----------   -----------     -----------
Net sales:
    Global Applied:
       Americas               $   379,335     $   339,041   $ 1,106,558     $   999,293
       EMEA                       384,498         321,888     1,067,322         919,642
       Asia                       176,845         129,927       443,114         352,033
       Intragroup sales           (63,180)        (48,495)     (167,641)       (143,113)
                              -----------     -----------   -----------     -----------
                                  877,498         742,361     2,449,353       2,127,855
    Unitary Products Group        227,878         207,471       666,384         593,962
    Bristol Compressors           100,483          99,455       352,926         375,854
    Eliminations(1)               (46,585)        (40,329)     (148,314)       (135,939)
                              -----------     -----------   -----------     -----------
                              $ 1,159,274     $ 1,008,958   $ 3,320,349     $ 2,961,732
                              ===========     ===========   ===========     ===========
   (1)Eliminations include
       the following
       intersegment sales:
    Global Applied            $      (605)    $    (1,113)  $    (1,742)    $    (2,294)
    Unitary Products Group        (15,274)        (11,867)      (47,089)        (42,343)
    Bristol Compressors           (30,706)        (27,349)      (99,483)        (91,302)
                              -----------     -----------   -----------     -----------
    Eliminations              $   (46,585)    $   (40,329)  $  (148,314)    $  (135,939)
                              ===========     ===========   ===========     ===========

Income from operations:
    Global Applied:
       Americas               $    11,457     $    15,663   $    36,456     $    29,722
       EMEA                        11,888          11,710        26,479          24,750
       Asia                        21,029          20,381        52,685          52,497
                              -----------     -----------   -----------     -----------
                                   44,374          47,754       115,620         106,969
    Unitary Products Group         24,859          18,807        67,076          51,076
    Bristol Compressors               187           2,204         8,507          25,463
    General corporate
       expenses,
       eliminations, and
       other non-allocated
       items                      (20,326)        (23,808)      (88,206)        (54,053)
    Charges and other                  --         (29,067)           --         (82,083)
    expenses
                              -----------     -----------   -----------     -----------
                                   49,094          15,890       102,997          47,372
                              -----------     -----------   -----------     -----------

Interest expense, net             (10,947)        (12,331)      (31,880)        (36,462)
                              -----------     -----------   -----------     -----------

Equity in earnings of
affiliates:
    Global Applied:
       EMEA                         1,708             453         4,798           1,840
       Asia                           355             278           808             806
                              -----------     -----------   -----------     -----------
                                    2,063             731         5,606           2,646
    Bristol Compressors               763           1,429         1,939           3,079
                              -----------     -----------   -----------     -----------
                                    2,826           2,160         7,545           5,725
                              -----------     -----------   -----------     -----------

Income before income
taxes
    and cumulative effect
    of a change in
    accounting principle           40,973           5,719        78,662          16,635

(Provision) benefit for
    income taxes                   (9,628)          4,264       (12,468)         (1,082)
                              -----------     -----------   -----------     -----------

Income before cumulative
    effect of a change in
    accounting principle      $    31,345     $     9,983   $    66,194     $    15,553
                              ===========     ===========   ===========     ===========

                                               SEPT. 30, 2004      DEC. 31, 2003
                                               --------------      -------------
Total assets:
    Global Applied:
       Americas                                $      778,637     $      711,103
       EMEA                                           969,063            937,981
       Asia                                           507,143            389,456
       Eliminations and other non-allocated
        assets                                       (193,791)          (111,789)
                                               --------------     --------------
                                                    2,061,052          1,926,751
    Unitary Products Group                            456,084            384,355
    Bristol Compressors                               253,011            242,375
    Eliminations and other non-allocated
      assets                                          124,556            119,654
                                               --------------     --------------
                                               $    2,894,703     $    2,673,135
                                               ==============     ==============

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

      In the three and nine months ended September 30, 2003, we incurred costs by segment as follows (in thousands):

                                               THREE MONTHS            NINE MONTHS
2003 INITIATIVES:                          ENDED SEPT. 30, 2003    ENDED SEPT. 30, 2003
                                           --------------------    --------------------
Global Applied:
    Americas                                     $  5,490                $ 12,205
    EMEA                                            5,639                  40,894
    Asia                                              195                   2,961
                                                 --------                --------
                                                   11,324                  56,060
Unitary Products Group                              1,100                   8,600
Bristol Compressors                                   107                     135
Corporate                                             698                     698
                                                 --------                --------
                                                   13,229                  65,493

2000 AND 2001 INITIATIVES:
Global Applied:

    EMEA                                              (39)                    (39)
    Asia                                             (418)                   (418)
                                                 --------                --------
                                                     (457)                   (457)
                                                 --------                --------

Total charges to operations, net                   12,772                  65,036
Charges reflected in cost of goods sold              (632)                 (3,742)
                                                 --------                --------
Restructuring and other charges, net             $ 12,140                $ 61,294
                                                 ========                ========

      Charges included write-downs for the impairment of assets relating to businesses or facilities to be closed or divested, severance and other accruals relating to planned reductions in workforce throughout the Company, and estimated costs related to the elimination of certain product lines.

      Detail of activity relating to the 2003 initiatives in the nine months ended September 30, 2004 is as follows (in thousands):

                                            ACCRUALS
                                          ESTABLISHED     UTILIZED
                                            IN NINE        IN NINE
                                             MONTHS        MONTHS        REMAINING
                           ACCRUALS AT        ENDED         ENDED       ACCRUALS AT
                             DEC. 31,       SEPT. 30,     SEPT. 30,       SEPT. 30,
                               2003           2004          2004            2004
                           -----------    ---------      -----------    -----------
Severance                  $    16,537    $        --    $    10,696    $     5,841
Contractual obligations          6,156             --          2,666          3,490
Other                            1,220             --          1,138             82
                           -----------    -----------    -----------    -----------
                           $    23,913    $        --    $    14,500    $     9,413
                           ===========    ===========    ===========    ===========

      Substantially all of the severance accrual will be utilized in 2004.

(15)  CHANGE IN ACCOUNTING PRINCIPLE FOR VARIABLE INTEREST ENTITIES

      On July 1, 2003 we adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." Upon adoption we consolidated the variable interest entity used to transact our December 1999 sale-leaseback. As a result, we recorded approximately $82.4 million of incremental debt, $23.9 million of incremental net machinery and equipment, $10.7 million of incremental deferred tax assets, a $15.4 million reduction to stockholders' equity, and a $32.4 million reduction to other long-term liabilities. The reduction in stockholders' equity represents a reduction in retained earnings recorded as a cumulative-effect adjustment as of July 1, 2003 in our condensed consolidated statement of operations. The retained earnings reduction represents the cumulative differences between our prior accounting of the transaction as a lease of equipment and the consolidation, which resulted in the reflection of the assets as owned depreciable equipment with a related debt obligation. The obligation relating to the sale-leaseback was repaid in full during the third quarter of 2003.

(16)  PROPOSED ACCOUNTING STANDARDS

      In March 2004, the FASB issued Proposed Statement of Financial Accounting Standards "Share-Based Payment," an amendment of FASB Statements No. 123 and 95. This proposed statement addresses the accounting for share-based compensation in which we exchange employee services for (a) our equity instruments or (b) liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of our equity instruments. Under the proposed statement, we will recognize compensation cost for share-based compensation issued to or purchased by employees under our stock-based compensation plans using a fair-value-based method effective July 1, 2005. The impact the proposed statement will have on our condensed consolidated financial statements is not known at this time, however, it may reduce net income and earnings per share similar to the amounts disclosed in note 2 to our condensed consolidated financial statements and note 1 to our consolidated financial statements contained in the Annual Financial Statements and Review of Operations filed as
      Exhibit 13 to our Form 10-K/A for the year ended December 31, 2003.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

CONSOLIDATED OPERATIONS

Net sales grew $150.3 million or 14.9% to $1,159.3 million in the third quarter of 2004 compared to 2003 (including a benefit of $26.4 million due to the net strengthening of foreign currencies mainly in our Europe, Middle East and Africa
(EMEA) operations). In the first nine months of 2004, net sales grew $358.6 million or 12.1% to $3,320.3 million compared to 2003 (including a benefit of $86.5 million due to the net strengthening of foreign currencies, mainly in our EMEA operations). Consistent with the first half of 2004, our revenue growth was mainly attributable to increased Global Applied and Unitary Products Group equipment volume and Global Applied service business (consisting of services, parts and replacement equipment) growth. Revenue growth in the first nine months of 2004 was partially offset by changes in product mix at Bristol Compressors. We have announced general selling price increases, however, conditions have not been favorable for price realization in certain markets. Selling price increases had an immaterial impact on revenue growth. (See further discussion below under Segment Analysis.) Net sales in the United States (U.S.) increased 7.9% to $501.8 million and international net sales increased 20.9% to $657.4 million in the third quarter of 2004 compared to 2003. In the first nine months of 2004, net sales in the U.S. increased 6.8% to $1,478.2 million and international net sales increased 16.8% to $1,842.1 million compared to 2003. International revenue grew at a faster rate than domestic U.S. net sales due to stronger exports from our U.S. factories to international projects in the Middle East and Asia and a shift in volume at Bristol from domestic original equipment manufacturers (OEM) to international customers. Order backlog increased to $1,200.6 million as of September 30, 2004 as compared to $1,090.5 million as of September 30, 2003. Backlog in Global Applied increased $125.6 million (including a benefit of $30.6 million due to the net strengthening of foreign currencies, mainly in EMEA operations) primarily due to projects in Middle East, Europe, Asia and North America, as well as in the longer lead time commercial marine markets. Unitary Products Group and Bristol backlog decreased $15.5 million reflecting changes in ordering patterns of our customers, as well as, OEM and market activity levels. As of December 31, 2003, order backlog was $1,026.6 million.

Gross profit increased $29.8 million or 15.6% to $220.8 million (19.0% of net sales) in the third quarter of 2004 compared to $191.1 million (18.9% of net sales) in 2003. In the first nine months of 2004, gross profit increased $40 million or 6.9% to $617.5 million (18.6% of net sales) compared to $577.5 million (19.5% of net sales) in 2003. The net strengthening of foreign currencies increased our gross profit $4.3 million and $14.7 million in the third quarter and first nine months of 2004, respectively. Overall, gross profit grew due to increased equipment volume in Global Applied and Unitary Products Group and realization of 2003 restructuring benefits. These improvements were offset by the $20 million warranty charge for the Unitary Products Group furnace inspection and remediation program recorded in the second quarter of 2004 (see further discussion below under Segment Analysis); pricing pressure in EMEA and Asia; higher raw material (principally steel and copper) and component costs; and increased costs for inefficiencies related to Americas' YORKConnect deployment (service business information technology system in North America). Worldwide demand for steel and copper continued to increase our raw material cost and cost of components containing these materials. While we hedge a portion of our copper and aluminum purchases and have contracts for steel purchases, we experienced cost increases for unhedged portions and components containing these commodities, as well as surcharges on our steel purchases. In the third quarter and first nine months of 2004, raw material and component cost increases in excess of selling price increases were $15.8 million and $28 million, respectively. We anticipate $15 million to $20 million of raw material cost increases in excess of selling price increases in the fourth quarter of 2004. We also expect the cost of raw materials and components to remain above 2003 levels in 2005. In the third quarter and first nine months of 2003, we recorded inventory write-downs related to strategic actions to rationalize our manufacturing capacity in Global Applied of $0.6 million and $3.7 million, respectively.

Selling, general and administrative (SG&A) expenses increased $8.7 million or 5.3% to $171.7 million (14.8% of net sales) in the third quarter of 2004 compared to $163.0 million (16.2% of net sales) in 2003. In the first nine months of 2004, SG&A expenses increased $45.7 million or 9.7% to $514.5 million (15.5% of net sales) compared to $468.9 million (15.8% of net sales) in 2003. Higher selling and administrative expenses related to our initiatives to improve our information technology capabilities and new product development, equipment volume gains, and marketing of new products. We expect to benefit from improvement initiatives in 2005 and beyond. The net strengthening of foreign currencies increased our SG&A expenses

$3.9 million and $14 million in the third quarter and first nine months of 2004, respectively. In addition, SG&A expenses in the third quarter of 2003 include a non-cash curtailment loss of $12.4 million related to the decision to replace our defined benefit pension plans for U.S. salaried non-bargaining employees with a defined contribution plan, effective January 1, 2004.

In 2003, we initiated actions to further reduce our overall cost structure and support the implementation of our new geographic organization. In addition to cost reductions associated with the consolidation of our former Engineered Systems Group and York Refrigeration Group segments, additional actions include the further reduction of manufacturing capacity, elimination of certain product lines, and exiting of several small, non-core businesses. In the third quarter and first nine months of 2003, we recorded restructuring and other charges of $13.2 million and $65.5 million, respectively, related to these actions, including $0.6 million and $3.7 million, respectively, charged to cost of goods sold. Our 2003 restructuring initiatives resulted in savings of $7 million and $26 million in the third quarter and first nine months of 2004, respectively, compared to 2003. In the third quarter of 2003, we recorded a credit of $0.5 million related to 2000 and 2001 initiatives.

As a result of the above factors, income from operations increased $33.2 million to $49.1 million (4.2% of net sales) in the third quarter of 2004 compared to $15.9 million (1.6% of net sales) in 2003. In the first nine months of 2004, income from operations grew $55.6 million to $103 million (3.1% of net sales) compared to $47.4 million (1.6% of net sales) in 2003. (See further discussion below under Segment Analysis.)

Net interest expense declined $1.4 million or 11.2% to $10.9 million in the third quarter of 2004 compared to 2003. In the first nine months of 2004, net interest expense decreased $4.6 million or 12.6% to $31.9 million compared to 2003. The decline resulted from lower average borrowing rates.

Equity in earnings of affiliates grew $0.7 million or 30.8% to $2.8 million in the third quarter of 2004 compared to 2003. In the first nine months of 2004, equity in earnings of affiliates increased $1.8 million or 31.8% to $7.5 million compared to 2003. The increase was primarily the result of improved performance of Clima Roca and other affiliates partially offset by reduced earnings at Scroll Technologies.

The income tax provision of $9.6 million and $12.5 million in the third quarter and first nine months of 2004, respectively, and the benefit of $4.3 million and provision of $1.1 million in the third quarter and first nine months of 2003, respectively, relate to both U.S. and non-U.S. operations. The effective tax rates were 23.5% and (74.6)% in the third quarter of 2004 and 2003, respectively, and 15.9% and 6.5% in the first nine months of 2004 and 2003, respectively. The third quarter 2004 income tax provision was lower than the U.S. statutory rate of 35% primarily due to pretax earnings in non-U.S. jurisdictions where income is taxed at rates that are less than 35%. The income tax provision for the first nine months of 2004 was lower than the U.S. statutory rate of 35% primarily due to pretax earnings in non-U.S. jurisdictions where income is taxed at rates that are less than 35%; the favorable impact of the settlement of prior years' tax returns (tax benefit of $8.2 million) partially offset by deferred tax adjustments (tax expense of $5.6 million); and a 39.8% tax benefit associated with the $20 million warranty charge for the Unitary Products Group furnace inspection and remediation program. The third quarter 2003 income tax benefit arose primarily due to a $2.5 million tax benefit associated with higher than previously anticipated export incentives, and tax benefits associated with certain restructuring and related actions recorded in the quarter. The income tax provision for the first nine months of 2003 was lower than the U.S. statutory rate of 35% due to pretax earnings in non-U.S. jurisdictions where income is taxed at rates that are less than 35%, a tax benefit recorded in the third quarter of $2.5 million associated primarily with higher than previously anticipated export incentives, and tax benefits associated with certain restructuring and related actions recorded in 2003.

As a result of the above factors, income before cumulative effect of a change in accounting principle increased $21.3 million to $31.3 million (2.7% of net sales) in the third quarter of 2004 as compared to $10 million (1.0% of net sales) in 2003. In the first nine months of 2004, income before cumulative effect of a change in accounting principle grew $50.6 million to $66.2 million (2.0% of net sales) compared to $15.6 million (0.5% of net sales) in 2003.

On July 1, 2003 we adopted Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." Upon adoption we consolidated the variable interest entity used to transact our December 1999 sale-leaseback. As a result, we recorded a $15.4 million reduction to stockholder's equity. The reduction in stockholders' equity represents a reduction in retained earnings recorded as a cumulative-effect adjustment as of July 1, 2003. The retained earnings reduction represents the cumulative differences between our prior accounting of the transaction as a lease of property and the consolidation, which resulted in the reflection of the assets as owned depreciable equipment with a related debt obligation. The obligation relating to the sale-leaseback was repaid in full during the third quarter of 2003.

SEGMENT ANALYSIS

The following table sets forth net sales and income from operations by segment (in thousands):

                                             THREE MONTHS ENDED SEPT. 30,    NINE MONTHS ENDED SEPT. 30,
                                                 2004            2003            2004            2003
                                             -----------     -----------     -----------     -----------
Net sales:
Global Applied:
    Americas                                 $   379,335     $   339,041     $ 1,106,558     $   999,293
    Europe, Middle East, and Africa              384,498         321,888       1,067,322         919,642
    Asia                                         176,845         129,927         443,114         352,033
    Intragroup sales                             (63,180)        (48,495)       (167,641)       (143,113)
                                             -----------     -----------     -----------     -----------
                                                 877,498         742,361       2,449,353       2,127,855
Unitary Products Group                           227,878         207,471         666,384         593,962

Bristol Compressors                              100,483          99,455         352,926         375,854

Eliminations                                     (46,585)        (40,329)       (148,314)       (135,939)
                                             -----------     -----------     -----------     -----------
                Net sales                    $ 1,159,274     $ 1,008,958     $ 3,320,349     $ 2,961,732
                                             ===========     ===========     ===========     ===========

Income from operations:
Global Applied:
   Americas                                  $    11,457     $    15,663     $    36,456     $    29,722
   Europe, Middle East, and Africa                11,888          11,710          26,479          24,750
   Asia                                           21,029          20,381          52,685          52,497
                                             -----------     -----------     -----------     -----------
                                                  44,374          47,754         115,620         106,969
Unitary Products Group                            24,859          18,807          67,076          51,076

Bristol Compressors                                  187           2,204           8,507          25,463

General corporate expenses, eliminations,
    and other non-allocated items                (20,326)        (23,808)        (88,206)        (54,053)
Charges and other expenses                            --         (29,067)             --         (82,083)
                                             -----------     -----------     -----------     -----------
                Income from operations       $    49,094     $    15,890     $   102,997     $    47,372
                                             ===========     ===========     ===========     ===========

Global Applied

Global Applied net sales grew $135.1 million or 18.2% to $877.5 million in the third quarter of 2004 compared to 2003. In the first nine months of 2004, net sales increased $321.5 million or 15.1% to $2,449.4 million compared to 2003. Americas experienced volume increases for refrigeration and HVAC equipment (mainly air handling and commercial equipment) driven by improved market conditions in Latin America and North America. EMEA sales growth is attributable to the favorable impact of foreign currency translation ($26.3 million in the third quarter and $79.3 million in the first nine months of 2004) and volume increases for refrigeration equipment, mainly in Europe, and large chiller systems in the Middle East. Asia revenue increased primarily due to overall strong demand for commercial air conditioning equipment in the region and China's growing economy. We expect China to provide further growth opportunities, however, slower growth rates may result from Chinese government economic policy aimed at regulating expansion. Service business sales grew $17.7 million or 6.5% to $288.9 million in the third quarter of 2004 compared to 2003. In the first nine months of 2004, service business revenue increased $68.7 million or 8.9% to $839.7 million compared to 2003. Our service business (consisting of services, parts and replacement equipment) continued to expand as demand for repair and replacement work and multi-site commercial service arrangements remained strong. We will continue to focus on service business opportunities to capitalize on our installed base of equipment outside the U.S.

Global Applied income from operations decreased $3.4 million to $44.4 million (5.1% of net sales) in the third quarter of 2004 compared to $47.8 million (6.4% of net sales) in 2003. Higher equipment volume and 2003 restructuring benefits were more than offset by rising raw material and component costs, inefficiencies related to Americas' YORKConnect deployment, increased overhead costs in the service business, and pricing pressure in Asia and Europe. In the first nine months of 2004, income from operations increased $8.7 million to $115.6 million (4.7% of net sales) compared to $107 million (5.0% net sales) in 2003. Americas and EMEA equipment volume increases and 2003 restructuring benefits were partially offset by rising raw material and component costs and pricing pressure in Europe. Improved Asian commercial equipment volume was partially offset by increased material costs and pricing pressure for air conditioning products. For the remainder of 2004, we expect continued growth in our equipment and service businesses partially offset by increasing material costs and deployment expenses associated with YORKConnect.

Unitary Products Group (UPG)

UPG net sales grew $20.4 million or 9.8% to $227.9 million in the third quarter of 2004 compared to 2003. In the first nine months of 2004, net sales grew $72.4 million or 12.2% to $666.4 million compared to 2003. Consistent with the first half of 2004, revenues continued to benefit from overall growth in the North American unitary residential heating and air conditioning market, general selling price increases enacted in the second quarter of 2004, and new product introductions. Residential, light commercial, and manufactured housing equipment volume increased year-over-year as new construction activity increased. Overall market share increased slightly in the third quarter and for the first nine months of 2004. Net sales of the new "Affinity" product line continued to increase since market introduction in the first quarter of 2004. We expect new product introductions, price increases, and construction market growth to increase net sales for the remainder of 2004 above 2003 levels.

UPG income from operations grew $6.1 million or 32.2% to $24.9 million (10.9% of net sales) in the third quarter of 2004 compared to $18.8 million (9.1% of net sales) in 2003. In the first nine months of 2004, income from operations increased $16 million or 31.3% to $67.1 million (10.1% of net sales) compared to $51.1 million (8.6% of net sales) in 2003. Income from operations improved mainly due to higher equipment volume, improved production efficiencies, and a positive product mix partially offset by increased raw material and component costs, and investments in information technology capabilities.

Bristol Compressors (Bristol)

Bristol net sales increased $1 million or 1.0% to $100.5 million in the third quarter of 2004 compared to 2003. Revenue increased due to higher shipments to international customers partially offset by reduced domestic volume and lower pricing. In the first nine months of 2004, net sales declined $22.9 million or 6.1% to $352.9 million compared to 2003. Revenue declined in the first nine months due to lower shipments to domestic OEMs partially offset by increased volume with lower priced applications to international customers. Shipments to domestic customers are expected to remain below 2003 levels for the remainder of 2004.

Bristol income from operations decreased $2.0 million or 91.5% to $0.2 million (0.2% of net sales) in the third quarter of 2004 compared to $2.2 million (2.2% of net sales) in 2003. In the first nine months of 2004, income from operations declined $17 million or 66.6% to $8.5 million (2.4% of net sales) compared to $25.5 million (6.8% of net sales) in 2003. Reduced results are mainly attributable to increased raw material and component costs, lower priced applications to international customers, and product mix. The successful introduction and market acceptance of the "Benchmark" compressor in 2005 is expected to improve Bristol's results in 2006.

Other

General corporate expenses, eliminations, and other non-allocated items decreased $3.5 million or 14.6% to $20.3 million in the third quarter of 2004 compared to 2003. The decline is mainly attributable to reduced incentive compensation costs of $7.1 million and other non-allocated costs of $3.1 million partially offset by cost increases of $6.7 million related to improving information technology capabilities in both applications and infrastructure. In the first nine months of 2004, general corporate expenses, eliminations, and other non-allocated items increased $34.2 million or 63.2% to $88.2 million compared to 2003. The increase was primarily due to the $20 million warranty charge for the UPG furnace inspection and remediation program discussed below; increased costs related to improving our information technology capabilities of $16.1 million; and net decreased costs related to other non-allocated items of $1.9 million. The year-over-year cost increases for information technology investments are expected to continue, to a lesser extent, for the remainder of 2004.

During the second quarter of 2004, we finalized field and factory testing to investigate failures found in heat exchangers of certain sealed combustion gas furnaces used in the manufactured housing industry. We found that installation and application factors combined with component part variation can result in excessive heat exchanger temperatures, which may contribute to failures in certain furnace models manufactured in the years 1995 to 2000. We no longer produce these furnace models. As a result, we recorded a $20 million warranty charge for the UPG furnace inspection and remediation program during the second quarter of 2004. The $20 million warranty charge represents our best estimate of inspection and repair costs within a reasonable estimated range between $13 million and $30 million. Repair cost estimates are mainly comprised of the expected cost of repair kits or new heat exchangers and installation labor. Our estimates are based upon the projected number of furnace units to be serviced (find rate), current repair costs, and the estimated number of furnace units requiring repair.

Differences between estimated and actual find rate, costs to manufacture and install repair kits or heat exchangers, and number of furnace units that require repair could have a significant impact on our consolidated results of operations. We began to manufacture replacement parts and repair furnaces in the third quarter of 2004 and expect to complete the program by the end of 2006. Repair activity in the third quarter was minimal.

Charges and other expenses in 2003 were as follows (in thousands):

                                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                        SEPT. 30,              SEPT. 30,
                                                                          2003                   2003
                                                                   ------------------     ------------------
By segment:
Global Applied:
    Americas                                                            $  9,371               $ 16,838
    EMEA                                                                   5,600                 40,855
    Asia                                                                    (223)                 2,543
                                                                        --------               --------
                                                                          14,748                 60,236
Unitary Products Group                                                     1,100                  8,600
Bristol Compressors                                                          107                    135
Corporate                                                                 13,112                 13,112
                                                                        --------               --------
                                                                        $ 29,067               $ 82,083
                                                                        ========               ========

By type:
Restructuring and other charges, net                                    $ 12,140               $ 61,294
Restructuring and other charges reflected in cost of goods sold              632                  3,742
Related operating expenses included in cost of goods sold                  3,881                  4,633
Selling, general, and administrative expenses                             12,414                 12,414
                                                                        --------               --------
                                                                        $ 29,067               $ 82,083
                                                                        ========               ========

SG&A expenses in the third quarter of 2003 include a non-cash curtailment loss of $12.4 million related to the decision to replace our defined benefit pension plans for U.S. salaried non-bargaining employees with a defined contribution plan, effective January 1, 2004. No similar charges or other expenses were incurred in 2004.

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

WORKING CAPITAL

Our working capital is mainly comprised of inventories, net receivables, and accounts payable and accrued expenses. Working capital increased $116.4 million to $478.9 million as of September 30, 2004 compared to $362.5 million as of December 31, 2003. The increase resulted from higher net receivables and inventories partially offset by an increase in accounts payable and accrued expenses.

Net Receivables

Net receivables increased $109 million in the first nine months of 2004 primarily due to overall revenue growth in Americas, Asia, and UPG, as well as a greater mix of receivables from international customers with longer payment terms at Bristol. The effect of revenue growth in UPG was partially offset by shorter payment terms to its customers. Overall, trade receivables days sales outstanding decreased to 48 days at September 30, 2004 from 50 days at December 31, 2003.

Inventories

Inventories increased $131.1 million in the first nine months of 2004 mainly as a result of material requirements and work in progress to support our increasing Global Applied backlog and sales volume at UPG and Asia, and the effect of higher raw material and component costs. In addition, inventory stock levels were raised in anticipation of production downtime related to information technology conversions in the fourth quarter of 2004.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses grew $111.9 million attributable to an increase in inventory stock levels, raw material and component costs, and warranty accruals primarily related to the current portion of the warranty charge for the UPG furnace inspection and remediation program. These increases were partially offset by payment of 2003 incentive compensation and restructuring accruals.

CASH FLOWS

Operating Activities

We used $8.4 million of cash for operating activities in the first nine months of 2004. Net cash flows of $132.4 million were used by the change in assets and liabilities net of effects from acquisitions and divestitures, mainly due to the increase in working capital, as discussed above. Our use of cash in the first nine months of 2004 reflects the working capital requirements needed to support improved markets, mainly the unitary air conditioning markets in the United States and global commercial air conditioning markets. Uses of cash were partially offset by benefits from prior restructuring activities as well as continued improvements in collections and inventory management, resulting in lower days sales outstanding and stable inventory turns. During the first nine months of 2003, our operating activities provided $120.5 million due to lower working capital requirements mainly due to overall market activity in almost all markets and the impact of activities to improve collections that resulted in lower days sales outstanding, and factory efficiencies from changes in business practices that improved inventory turns.

Investing Activities

Cash used in investing activities of $56.4 million was mainly comprised of capital expenditures for manufacturing equipment and information technology systems consistent with 2003.

Financing Activities

Cash provided by financing activities of $49.1 million included proceeds of $58.7 million from net borrowings and $15.3 million from issuance of common stock partially offset by common stock dividend payments of $24.8 million. Our net borrowings were used to fund our increased working capital needs for inventories and receivables as discussed above. Proceeds from issuance of common stock represent cash received from employee stock purchases and exercise of stock options under our employee stock plans. We paid cash dividends of $0.60 per share in the first nine months of 2004 representing a 33% increase compared to 2003. In 2003, our financing activities used cash of $111.6 million mainly due to net debt repayments as a result of cash provided by operating activities.

BORROWINGS AND AVAILABILITY

Total indebtedness was $674.7 million as of September 30, 2004, primarily consisting of $500 million of senior notes, $87.4 million outstanding under domestic bank lines, and $41.2 million of Danish retail notes. The senior notes mature at dates ranging from 2006 to 2012 and carry fixed rates ranging from 5.8% to 6.7% ($200 million of which was swapped to floating rates). The Danish retail notes are due in October 2004 and have a coupon rate of 2%. In October 2004, we redeemed the Danish retail notes upon maturity with borrowings from our domestic bank lines. Our ability to issue commercial paper is limited due to our credit ratings.

The following table summarizes the terms of our lines of credit (in thousands):

                           LIMIT                   AVAILABILITY (a)
                  SEPT. 30,      DEC. 31,      SEPT. 30,       DEC. 31,                  BORROWING      ANNUAL
                     2004          2003          2004            2003       EXPIRES       RATE (b)       FEE
                  ---------      --------      --------        --------     -------      ---------     -------
Five Year
Credit                                                                      May 29,        LIBOR +
Agreement       $     400,000  $    400,000 $      400,000  $     400,000     2006         1.175%          0.2%

364-Day
Credit                                                                      March 11,      LIBOR +
Agreement (c)         200,000       200,000        200,000        200,000     2005         0.85%          0.15%

Domestic                                                                     Uncom-
bank lines            150,000       135,000         62,646        110,000    mitted       Various            --

Non-U.S.
bank credit                                                                  Uncom-
facilities            391,326       355,246        246,826        246,298    mitted       Various            --

(a) Availability is reduced for outstanding borrowings and bank guarantee and letters of credit usage.

(b) The one-month LIBOR (London Interbank Offering Rate) rate was 1.84% and 1.12% as of September 30, 2004 and December 31, 2003, respectively.

(c)      We renewed our 364-Day Credit Agreement in March 2004.


The Five Year Credit Agreement and 364-Day Credit Agreement (collectively, the Agreements) contain financial covenants requiring us to maintain certain financial ratios and standard provisions limiting leverage and liens. We were in compliance with these financial covenants as of September 30, 2004 and December 31, 2003. We have access to bank lines of credit and have the ability to borrow under the Agreements as long as we continue to meet the financial covenants or until expiration of these arrangements. The primary financial covenants are the earnings before interest, taxes, depreciation, and amortization (EBITDA) interest coverage and the debt to capital ratio, as defined under the Agreements. As of September 30, 2004, our EBITDA interest coverage was 5.0 times, exceeding the minimum requirement of 3.5 times. As of September 30, 2004, our debt to capital ratio, as defined in the Agreements, was 44%, below the maximum allowed of 50%.

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

In accordance with the facility, YRFLLC has sold $150 million of an undivided interest in trade receivables as of September 30, 2004 and December 31, 2003. The proceeds from the sale were reflected as a reduction of net receivables reflected in our condensed consolidated balance sheets as of September 30, 2004 and December 31, 2003. The discount rate on trade receivables sold was 1.84% and 1.12% as of September 30, 2004 and December 31, 2003, respectively. The program fee on trade receivables sold was 0.4% and 0.5% as of September 30, 2004 and December 31, 2003, respectively.

Operating Leases

Operating leases provide us with the flexibility to use property, plant and equipment without assuming ownership and related debt. Operating leases reduce our risk associated with disposal and residual fair value of property, plant and equipment at the end of the lease.

OUTLOOK

Overall, we expect improved net sales and income before cumulative effect of a change in accounting principle in fiscal year 2004 as compared to 2003 due to substantial completion and realization of our 2003 cost reduction actions and market growth. We anticipate equipment sales growth within Global Applied specifically for commercial air conditioning and refrigeration products as we are seeing some improvements in global economies; increased sales of large commercial equipment in Asia and Middle East; and the benefit of new commercial air conditioning products. We anticipate continued strength in our service businesses' (services, parts, and replacement equipment) sales within Global Applied. We also anticipate growth in our UPG equipment business due to continued strength of U.S. residential housing markets (both new construction and replacement) and our new product introductions. Increased costs for steel, copper, and components containing steel and copper net of price increases; continued investments in new products and information technology projects; and rising energy and transportation costs are expected to continue for the reminder of 2004 and 2005.

NEW AND PROPOSED ACCOUNTING STANDARDS

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) became law. The Act provides for prescription drug benefits to retirees and federal subsidies to sponsors of certain retiree health-care plans. In May 2004, the Financial Accounting Standards Board (FASB) issued Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP 106-2), effective for the first interim or annual period beginning after June 15, 2004. We have determined that certain of our postretirement benefit plans providing prescription drug benefits are actuarially equivalent to Medicare Part D and have elected to recognize the effects of the Act by implementing the provisions of FSP 106-2 retroactively as of January 1, 2004. We have reduced our accumulated postretirement benefit obligation (APBO) for the effect of the subsidy related to benefits attributed to past service by $7.8 million. This is reflected as a decrease in unrecognized net actuarial losses and will be amortized over current and future periods. In addition, the subsidy will reduce interest costs on the APBO. The total effect of the subsidy on the measurement of net periodic benefit cost for 2004 is expected to be $1.3 million, consisting of lower amortization of actuarial losses of $0.8 million and lower interest costs of $0.5 million. As the effect of the subsidy will be recognized evenly throughout the fiscal year, net period benefit cost decreased by $0.3 million and $1.0 million in the three and nine months ended September 30, 2004, respectively.

In March 2004, the FASB issued Proposed Statement of Financial Accounting Standards "Share-Based Payment," an amendment of FASB Statements No. 123 and 95. This proposed statement addresses the accounting for share-based compensation in which we exchange employee services for (a) our equity instruments or (b) liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of our equity instruments. Under the proposed statement, we will recognize compensation cost for share-based compensation issued to or purchased by employees under our stock-based compensation plans using a fair-value-based method effective July 1, 2005. The impact the proposed statement will have on our condensed consolidated financial statements is not known at this time, however, it may reduce net income and earnings per share similar to the amounts disclosed in note 2 to our condensed consolidated financial statements and note 1 to our consolidated financial statements contained in the Annual Financial Statements and Review of Operations filed as
Exhibit 13 to our Form 10-K/A for the year ended December 31, 2003.

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

To the extent we have made "forward-looking statements," certain risk factors could cause actual results to differ materially from those anticipated in such forward-looking statements including, but not limited to:

         -        Changes in competition within specific markets or geographies

         -        Introduction of new competitive products

         - Changes in government regulation including, but not limited to, environmental, tax laws, and economic policy

         -        Legal actions, including pending and unasserted claims

         -        Loss of patented technology

         -        Events that create a negative image for our trademarks

         -        Work stoppages

         - Price and availability of raw materials, components, and energy

         -        Realization of benefits from our cost reduction initiatives

         - Changes in regional or individual country economies, including but not limited to, Latin America, Middle East, and China

         -        Acts of war or terrorism

         -        Changes in commercial and residential construction markets

         -        Significant changes in customer orders

         -        Significant product defects or failures

         - Failure to successfully implement information technology systems

         - Unfavorable outcome of our UPG furnace inspection and remediation program including, but not limited to, significant changes in assumptions used to estimate our repair costs

Unseasonably cool weather in various parts of the world could adversely affect our UPG and Global Applied air conditioning businesses and, similarly, the Bristol compressor business. Bristol and UPG are also impacted by the successful development, introduction, and customer acceptance of new products. The Global Applied air conditioning business could also be affected by a further slowdown in the large chiller market and by the acceptance of new product introductions. Global Applied could be negatively impacted by reductions in commercial construction and the establishment of new entrants into the applied systems China market impacting our ability to continue to grow at current levels. Our ability to effectively implement price increases to offset higher costs is dependent on market conditions and the competitive environment. The financial position and financial results of our foreign locations could be negatively impacted by the translation effect of currency fluctuations and by political changes including nationalization or expropriation of assets. In addition, our overall performance could be affected by declining worldwide economic conditions or slowdowns resulting from world events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responsive to this item as of December 31, 2003 appears under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations, Market Risk," on pages 14 to 16 of the Annual Financial Statements and Review of Operations filed as Exhibit 13 to our Annual Report on Form 10-K/A for the year ended December 31, 2003. There was no material change in such information as of September 30, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of company management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

During the quarter ended September 30, 2004, we implemented new information technology systems at three Global Applied sites and in our service business in North America. As a result, certain changes have been made to our internal control over financial reporting. There were no other significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In October 2004, we implemented a new information technology system in our UPG business.

                          PART II - OTHER INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

         The following table provides information about purchases of registered equity securities by the Company during the quarter ended September 30, 2004:

                                                         TOTAL NUMBER OF
                                                         SHARES PURCHASED            MAXIMUM NUMBER OF
                   TOTAL NUMBER         AVERAGE        AS PART OF PUBLICLY        SHARES THAT MAY YET BE
                     OF SHARES        PRICE PAID         ANNOUNCED PLANS            PURCHASED UNDER THE
    PERIOD           PURCHASED         PER SHARE         OR PROGRAMS (2)           PLANS OR PROGRAMS (2)
----------------   --------------    --------------    ---------------------      ------------------------
July 1, 2004 -
July 31, 2004             --                --                   --                           --

August 1, 2004 -
August 31, 2004         1,029 (1)    $   0.005 (1)               --                           --

September 1, 2004 -
September 30, 2004        --                --                   --                           --

(1) Not purchased through a publicly announced plan or program. The Company repurchased unvested restricted shares due to the resignation of a former executive pursuant to the Amended and Restated 2002 Omnibus Stock Plan.

(2) The Company has no publicly announced repurchase plans or programs.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable


ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS

              Exhibit 10.1 - Form of Director Restricted Stock Agreement*

              Exhibit 10.2 - Form of Executive Officer Restricted Stock
              Agreement*

              Exhibit 10.3 - Form of Executive Officer Stock Option Agreement*

              Exhibit 10.4 - Form of Grant to Corporate Executive under the Amended and Restated 2002 Incentive Compensation Plan*

              Exhibit 10.5 - Form of Grant to Executive under the Amended and Restated 2002 Incentive Compensation Plan*

              Exhibit 10.6 - Form of Grant to Executive under the Mid-Term Portion of the Amended and Restated 2002 Incentive Compensation Plan*

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

                                     YORK INTERNATIONAL CORPORATION
                                     ------------------------------
                                               Registrant

Date November 9, 2004                    /S/ M. David Kornblatt
                                     ------------------------------
                                     M. David Kornblatt,
                                     Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION
-----------       -----------
  10.1        Form of Director Restricted Stock Agreement*

  10.2        Form of Executive Officer Restricted Stock Agreement*

  10.3        Form of Executive Officer Stock Option Agreement*

  10.4        Form of Grant to Corporate Executive under the Amended and
              Restated 2002 Incentive Compensation Plan*

  10.5        Form of Grant to Business Unit Executive under the Amended and
              Restated 2002 Incentive Compensation Plan*

  10.6 Form of Grant to Executive under the Mid-Term Portion of the Amended and Restated 2002 Incentive Compensation Plan*

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