Form 10-K
period 2004-12-31
YORK INTERNATIONAL CORP /DE/
filed 2005-03-14
CIK 842662

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
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

As of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2004), the aggregate market value of the Common Stock held by non-affiliates was $1,673,160,053 based on the closing price of the Common Stock on the New York Stock Exchange Composite Transactions of such date. (Only officers and directors of the registrant are assumed to be affiliates for purposes of this calculation.)

As of March 11, 2005, there were 41,839,484 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement pertaining to the Annual Meeting, to be held May 26, 2005, are incorporated by reference into Part III.

                         YORK INTERNATIONAL CORPORATION

                                    FORM 10-K

                          YEAR ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS

Item
Number                                                                                                      Page
------                                                                                                      ----
                                                     PART I                                                   1
ITEM 1. BUSINESS                                                                                              1

ITEM 2. PROPERTIES                                                                                           14

ITEM 3. LEGAL PROCEEDINGS                                                                                    15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                  16

                                                     PART II                                                 17

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
SECURITIES                                                                                                   17

ITEM 6. SELECTED FINANCIAL DATA                                                                              18

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION                19

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                          44

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                          47

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                 94

ITEM 9A. CONTROLS AND PROCEDURES                                                                             94

ITEM 9B. OTHER INFORMATION                                                                                   94

                                                     PART III                                                94

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                                  94

ITEM 11. EXECUTIVE COMPENSATION                                                                              95

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                      95

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                      95

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                                                              95

                                                     PART IV                                                 95

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                                                          95

PART I

ITEM 1. BUSINESS

GENERAL

York International Corporation and its consolidated subsidiaries (the Company, which may be referred to as we, us, or our) are a global provider of heating, ventilating, air conditioning, and refrigeration (HVAC&R) products and services. Our air conditioning systems, generally used for comfort cooling, range from a one ton* unit for a small residence to large systems installed in high-rise residential and commercial buildings. We believe that we are the third largest supplier of such products in the United States and one of the leading companies in the HVAC&R industry internationally. Our refrigeration systems are used in industrial applications where process cooling is needed in manufacturing, distribution and cold storage. Additionally, we sell replacement parts, replacement equipment, and controls, and deliver various services and service solutions. We are the largest services provider to the HVAC&R industry and have leading positions in several equipment lines. Our multi-site commercial service contracts include CVS Pharmacies, Sears, Firestone, Family Dollar, Ritz Camera, Nextel and others. Our products are sold in over 125 countries and are in use in such diverse locations as the Petronas Towers in Malaysia, the British Houses of Parliament, the Tokyo World Trade Center, Pudong International Airport in Shanghai, the Pentagon, NASA's Vehicle Assembly Building at Kennedy Space Center, NASA's Johnson Space Center, the Los Angeles International Airport, the Jeddah Airport, the Dubai Airport, the Overseas Union Bank Centre in Singapore, the Sydney Opera House, the Atlantic City Convention Center, the English Channel Eurotunnel, the Hong Kong Convention and Exhibition Centre, and the Lantau Airport Railway in Hong Kong.

We were founded in 1874 in York, Pennsylvania, and over the years we have undergone various ownership changes. Since 1991, we have been an independent, publicly held company. During the 1990s, we expanded our worldwide presence through growth and acquisitions. In 1999, we further expanded our industrial refrigeration business by acquiring all of the outstanding capital stock of Sabroe A/S, a Danish company.

Headquartered in York, Pennsylvania, we have manufacturing facilities in nine states and eight foreign countries. As of December 31, 2004, we employed approximately 23,200 people worldwide. Our principal offices are located at 631 South Richland Avenue, York, Pennsylvania 17403, and our telephone number is
(717) 771-7890.

STRATEGY

Our mission is to be the world's premier provider of HVAC&R systems and services. We remain focused solely within this industry. Our objectives are to deliver profitable growth, strong cash flows, and superior returns on invested capital. We focus on maintaining a competitive cost structure by controlling manufacturing and operating expenses, and investing in global standardization, information technology infrastructure and product development. We continue to emphasize further improvement in the cost, quality, and services of our supply chain.

We are uniquely positioned in the market as we own and operate our global service and parts operations and have the broadest range of air conditioning and refrigeration skills in the HVAC&R industry. Our global parts and service strategy is designed to meet demanding requirements, reduce customer down time, and leverage our national and global service capabilities to provide the best service to our customers.

--------
* The cooling capacity of air conditioning units is measured in tons. One ton of cooling capacity is equivalent to 12,000 BTUs and is generally adequate to air condition approximately 500 square feet of residential space.

We believe that our planning processes, capital allocation, investment choices, and management incentive compensation plans are aligned with our overall objectives and are key elements in the implementation of our strategies to achieve our financial goals. In addition, we will leverage revenue growth and the benefits of prior cost saving initiatives, raise selling prices, and moderate spending on information technology projects.

In 2005, we will focus on: growing revenue within the service and parts businesses, maintaining a leadership position in the fast growing China and Middle East markets, and continuing our market share growth in the middle market product lines, controls, unitary products, and the replacement market.

ORGANIZATION

Effective January 1, 2003, we consolidated our former York Refrigeration Group and Engineered Systems Group segments and reorganized management of the combined business. Our organization is comprised of three groups, consisting of: Global Applied, Unitary Products Group, and Bristol Compressors. The Global Applied business is comprised of three geographic regions: the Americas; Europe, Middle East, and Africa (EMEA); and Asia. These three regions, Unitary Products Group and Bristol Compressors represent our reportable segments.

The following tables provide net sales by segment and geographic market:

(in thousands)                          2004           2003          2002
---------------------------------   ------------   ------------   ------------
Global Applied:
  Americas                          $ 1,520,645    $ 1,388,930    $ 1,335,392
  Europe, Middle East, and Africa     1,512,006      1,343,138      1,161,605
  Asia                                  611,655        490,063        418,599
  Intragroup sales                     (234,865)      (194,537)      (165,443)
                                    -----------    -----------    -----------
                                      3,409,441      3,027,594      2,750,153

Unitary Products Group                  854,100        760,059        736,789
Bristol Compressors                     426,657        451,241        515,372
Eliminations                           (180,055)      (162,840)      (158,941)
                                    -----------    -----------    -----------
     Total net sales                $ 4,510,143    $ 4,076,054    $ 3,843,373
                                    -----------    -----------    -----------

                                        2004           2003          2002
                                    ------------   ------------   ------------
U.S.                                     43%           45%            48%
Non-U.S.                                 57%           55%            52%

Additional financial information about our segments, U.S. and non-U.S. operations, and export sales is incorporated herein by reference to Note 17 of
Item 8. Financial Statements and Supplementary Data.

BACKLOG

The following table provides backlog by segment:

                                                DECEMBER 31,
(in thousands)                                2004         2003
-------------------------------           -----------   -----------
Global Applied:
  Americas                                $   421,261   $   385,335
  Europe, Middle East, and Africa             531,608       439,451
  Asia                                         89,644        89,801
                                          -----------   -----------
                                            1,042,513       914,587
Unitary Products Group                         66,495        47,288
Bristol Compressors                            60,153        64,718
                                          -----------   -----------
  Total backlog                           $ 1,169,161   $ 1,026,593
                                          -----------   -----------

Substantially all orders are expected to be fulfilled within the next 12 months.

GLOBAL APPLIED

Global Applied designs, produces, sells, and services HVAC&R solutions worldwide. Our HVAC&R solutions are sold for both the new construction and the replacement markets for a full range of commercial buildings and various industrial applications, including: the food and beverage industry; commercial marine; and the pharmaceutical, petrochemical, textile, and electronics industries' process cooling operations. Our Global Applied products are also used in sporting venues, such as ice rinks, and we are the world leader in snowmaking equipment and snow inducers. Global Applied's service business includes both after market service and part replacement, in addition to equipment sales and rentals. The Global Applied group is comprised of three geographic regions: the Americas; EMEA; and Asia. No single customer accounted for more than 10% of revenues of the Americas, EMEA, or Asia.

The global equipment markets are driven by new construction and replacement sales in almost equal proportions. Commercial construction tends to move in the general direction of the global economies. Replacements are strongest in those areas of the world where the installed base of equipment is largest, such as North America. Replacement sales are driven by the age of the equipment, the economics of repair versus replacement (with increasing emphasis on energy efficiency), global economics driving capital investment, the potential for better energy efficiency, and greater environmental concerns of replacing old with new equipment. Demand for replacement products, repair parts, and services generally increases during summer months. The overall effect of seasonality is partially mitigated by sales of new equipment for which demand is less seasonal. We believe that developing countries offer opportunities for increasing sales of our equipment.

We focus our product development efforts by emphasizing improving energy efficiency, reducing operating noise levels, improving indoor air quality, achieving higher environmental standards, using alternative refrigerants, lowering cost, and reducing the product size. Nearly all of our Global Applied products make use of the latest controls technology to enhance all areas of performance and we are developing our next generation of controls to meet global and regional market demands. We are committed to providing a line of Global Applied products developed for regional markets that are aggressively positioned to meet local needs.

Products

Products include air-cooled and water-cooled chillers, large packaged rooftop units, indoor and outdoor air handling and ventilating equipment, variable air volume units, and mini-split and room air conditioning units primarily for high-rise residential and commercial buildings. Air handling equipment covers all the traditional applications, as well as FlexSys, an innovative underfloor air distribution system and a new ductless system called AirFixture. Centrifugal, screw, and reciprocating compressors, condensers, evaporators, heat exchangers, industrial and marine chillers, ice makers, process refrigeration systems, and gas compression systems are used for many diverse industrial applications such as preserving food and beverages, hygienic air-cooling for pharmaceutical, healthcare, and electronics industries, and snowmaking. Many of these products are engineered and manufactured to unique customer specifications. They are operated by control systems that are designed for an individual unit, automated plant control systems, or advanced control systems for refrigerated containers. Current products utilize HCFC, HFC, HC, and natural refrigerants such as carbon dioxide and ammonia, which all meet the requirements of applicable international environmental protocols.

Services and Parts

Our Global Applied service business provides maintenance, repair and rental services, and related products, including manufactured parts and equipment, purchased parts and equipment, controls, remanufactured reciprocating compressors, and product commissioning. Our worldwide service organizations are owned and operated by us and utilize factory-trained technicians.

Brands

We market Global Applied products under the "YORK", "MILLER-PICKING", "PACE", "SABROE", "FRICK", "NOVENCO", "FRIGID COIL", "IMECO", "ACUAir", and "GRAM" brands. Service is marketed under the "YORK", "NATKIN", "UNITED MECHANICAL SERVICES", and "SABROE" brands and parts are marketed under the "YORK", "FRICK", "SABROE", "GRAM", "STAL" and "SOURCE 1" brands. Remanufactured reciprocating compressors are marketed under the "GR COMPRESSORS" and "YORK" brands.

U. S. Government

Historically, approximately 4% of the Americas' sales and approximately 1% of consolidated sales are related to contracts for the U.S. Navy, for equipment and research and development. Contracts vary in duration from less than one year to several years. If these contracts were to be terminated, we would be entitled to reimbursement of costs incurred and to a payment of a reasonable allowance for profit on work actually performed. We also sell equipment on standard commercial terms to contractors and others who incorporate our products into U.S. government projects.

Competition

All of the markets in which Global Applied participates are very competitive. Products compete on the basis of product design, reliability, quality, price, efficiency, acoustics, and post-installation service. Architects and engineers play an important part in determining which manufacturer's products will be specified and ultimately used in an application. In the domestic U.S. market, we compete primarily with Carrier, a United Technologies Corporation company; Trane Company, a division of American Standard Companies Inc.; McQuay International, a division of OYL Industries Berhad; GEA-Grasso, a division of MG Technologies AG; Baltimore Aircoil Company; Evapco; Krack Corp., a subsidiary of Ingersoll-Rand Co., Ltd; and Mycom Compressors. In the international market, we compete primarily with the above manufacturers, other local manufacturers in Europe, and a number of Asian HVAC manufacturers.

Our Global Applied service business competes in a very large but fragmented market, where individual market shares are typically in the single digit range. Most of our competition consists of thousands of independent mechanical contracting companies delivering services and purchased products. Other competitors include manufacturers such as Trane and Carrier and some non-manufacturing national companies such as Johnson Controls.

Manufacturing and Distribution

Products are manufactured in York and Waynesboro, Pennsylvania; San Antonio, Texas; Roanoke, Virginia; Albany, Missouri; Hattiesburg, Mississippi; Dixon, Illinois; Santa Fe Springs, California; Durango and Monterrey, Mexico; Sao Paulo and Curitiba, Brazil; Basildon, England; Carquefou and Nantes, France; Johannesburg, South Africa; Aarhus and Naestved, Denmark; Wuxi and Guangzhou, China; and Laem Chabang, Thailand. Many product components, such as motors, control elements, castings and refrigerant, are purchased from outside suppliers. Other components are custom manufactured by us. Using these components and design specifications, products are machined, assembled, tested, and shipped from the above locations.

Products are distributed globally through a combination of sales and service offices, sales agents, and independent distributors. Sales engineers operating out of sales and service offices around the world account for the majority of equipment sales, with the remaining portion coming from sales agents and independent distributors. Aftermarket products and services are sold from substantially all sales and service offices. Parts are also sold from major regional distribution centers in Baltimore, Maryland; Shanghai, China; Dubai, U.A.E.; Aarhus, Denmark; and Basildon, England.

Recent Developments

In 2004, Global Applied continued to enhance the packaged centrifugal chiller line by focusing on improved compressors and chiller-energy efficiency supporting a wide range of alternate refrigerants. Efforts were focused on our hermetic water-cooled screw chiller line to reduce manufacturing cost and improve reliability. New features were added to our 45 to 90 ton packaged rooftop line to cover a wider range of end use applications. An entirely new line of airhandling equipment, Solution airhandlers, was introduced in 2003 and will continue to be expanded through 2005. Solution airhandling units offer customization options, previously only available on high-end custom airhandlers, at prices more aligned to standard applications. Solution airhandlers utilize advanced specification and design software that feeds the manufacturing process and enables better flexibility, shorter lead times, and reduced costs at a given feature level. Innovative enhancements to our industrial screw compressor technologies continue to improve operating performance for the food and beverage equipment market, as well as natural gas gathering and air conditioning applications. Screw compressors are a reliable alternative to reciprocating compressors, requiring less maintenance and featuring lower overall operating costs. The Rotatune range of variable speed screw compressors was completed with the introduction of the SAB 110R series. Market acceptance of the PowerPAC ammonia chiller continues to be strong, with year-over-year increases in demand since introduction. PowerPAC chillers utilize environmentally friendly refrigerants such as ammonia that do not deplete the ozone layer, feature high efficiency and use negligible refrigerant charges.

In the service business, strong efforts to expand our position in the low-rise commercial market continued with particular emphasis on multi-site owners and the related replacement equipment. We expanded our presence in the rental chiller business in 2004 with emphasis on meeting the temporary cooling needs of our existing customer base. Global Applied continued to develop remote monitoring and diagnostic management capabilities to allow us to monitor system performance and control plant rooms remotely. These remote monitoring and diagnostic management capabilities will allow the Global Applied service business to identify additional service opportunities. In addition we began deploying YORKConnect, our service business information technology system, in North America.

UNITARY PRODUCTS GROUP

Unitary Products Group (UPG) produces heating and air conditioning solutions designed for use in residential and light commercial applications and distributes proprietary and non-proprietary parts to the aftermarket, in the U.S. and Canada. We market our UPG products to the replacement and new construction (new installation) markets. We estimate more than half of UPG revenues in the U.S. are attributable to the replacement market. The replacement market is not affected by levels of new home construction and therefore tends to be less cyclical. The replacement market is affected by ambient temperature. Hot weather in the spring season causes existing older units to fail earlier in the season, leading customers to accelerate replacement of a unit that might otherwise be deferred in the case of a late season failure. Sales of products used in new construction are mostly dependent upon the overall growth or decline in new residential construction markets. Sales to Ferguson Electronics accounted for more than 10% of UPG's revenues in 2004.

We continually redesign our UPG product offering for lower sound ratings and greater energy efficiency on UPG's premium product line, and manufacturing cost effectiveness on their entry-level value line. In addition, our premium product line is designed to capture the essential elements of today's trends in consumer product design particularly in the replacement market.

Products

UPG's products include ducted central air conditioning and heating systems (air conditioners, heat pumps, and furnaces), and light commercial heating and cooling equipment. These products consist of split systems and packaged products. A split system consists of an outdoor unit containing a compressor and condenser; a connected indoor unit containing a heat exchanger; an electric, gas, or oil heating section; an indoor blower system; and associated controls. A packaged product is a single, self-contained unit with compressor; condenser; heat exchanger; electric, gas, or oil heating section; blower; and associated controls. These units are typically installed on rooftops or beside a structure. Ducted products distribute conditioned air throughout building structures with ductwork connected to the system's blower, whereas ductless installations provide conditioned air directly from indoor blowers.

Brands and Distribution

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

Competition

All of the markets in which UPG participates are very competitive. Unitary product manufacturers compete on the basis of price, reliability, delivery, efficiency, acoustics, and maximum market coverage. Price competition and maximum market coverage are of particular importance in residential product lines as there is often less perceived differentiation. In the U.S. market, UPG competes with three large worldwide manufacturers, Carrier, Trane, and Lennox, in addition to numerous national manufacturers such as Goodman, Rheem, Nordyne and new market entrants from Asia.

Manufacturing

Residential and light commercial products are manufactured in plants located in Norman, Oklahoma; Wichita, Kansas; and Monterrey, Mexico. Our manufacturing process relies on the purchase of certain components (including hermetic compressors, copper tubing, fan motors, fan blades, refrigerant, and control elements) from outside suppliers, and in-house fabrication of sheet metal cabinets and refrigerant coils. The various unitary products are then assembled and tested before shipment.

Recent developments

In 2004, UPG launched a new line of residential air conditioners and heat pumps to target the growing residential replacement segment. The new product line is marketed under the York "Affinity", Luxaire "Acclimate", and Coleman "Echelon" brand names, and features a swept wing fan designed to provide lower sound ratings. These product lines are capable of utilizing alternate refrigerants. Each brand has its own distinct look and feature set, allowing UPG to promote three differentiated product lines to the marketplace. The York Affinity product line was also the first air conditioner brand to offer the consumer a choice of colors for their outdoor unit. UPG is currently designing a new residential evaporator coil and air handler line designed to match the recently released air conditioner and heat pump line targeted at the residential replacement market.

In the second half of 2004, UPG launched a new furnace product line. The furnace product launch, which was the largest in UPG's history, provided differentiated designs for the York, Luxaire, and Coleman brands, differentiated features, and significantly enhanced aesthetics and serviceability. The new products also offer the "ClimaTrak" heating feature, which allows a consumer to customize their furnace airflow to the climate and geography where they reside.

Beginning in 2004, UPG initiated product development projects to ensure the residential product line will comply with the 13/13 Seasonal Energy Efficiency Ratio (13 SEER) requirements of the Department of Energy and will align with marketing strategies for 2006 and beyond. These efforts will include development of new indoor equipment (furnaces, air handlers, and evaporator coils) that will be required to complete a matching system using the higher SEER outdoor equipment. Since coil and cabinet sizes are larger in higher SEER equipment, investments are also being made in manufacturing equipment to ensure production capacities are adequate to meet the increased requirements starting in January 2006. With the investments being made in product development and manufacturing capacity, we believe UPG will be able to maintain and grow its position in the residential HVAC market.

BRISTOL COMPRESSORS

Bristol Compressors (Bristol) manufactures reciprocating compressors from 1 to 25 tons and, through its joint venture in Scroll Technologies, scroll compressors from 2 to 7 1/2 tons. A compressor is an essential part of a heat pump and/or air conditioning system. Compressors are mechanical pumps driven by electric motors, and are responsible for circulating and increasing the pressure of refrigerant. Bristol brand compressors are used in our products and are sold to original equipment manufacturers and wholesale distributors. UPG purchases compressors manufactured by Bristol and Scroll Technologies. Sales of Bristol products are directly correlated to the factors affecting demand for unitary products discussed previously in the UPG section. Approximately 75% of Bristol's revenues are attributable to sales of products to other air conditioning equipment manufacturers or wholesale distributors other than UPG. Sales to Carrier and National Factory (a Middle East manufacturer of room air conditioners) each accounted for more than 10% of Bristol's revenue in 2004.

Bristol develops compressors to match compression technology precisely to customer needs by providing quiet operation, reliability and high efficiency above the compressors offered by competitors, while maintaining competitive prices.

Products

Bristol's products include both reciprocating and scroll compressors. Reciprocating compressors have one or more pistons driven by a motor that turns a crankshaft. Certain reciprocating compressors include "TS Technology", or twin-single piston system, which allows for optimum heat pump performance in both heating and cooling modes with just one compressor. Scroll compressors use fixed and orbiting spiral-shaped scrolls to compress gas, and require fewer parts than reciprocating compressors.

Brands and Distribution

We market our Bristol products under the "BRISTOL", "INFINITY" and "BENCHMARK" brands. A majority of Bristol's products are sold directly to customers by an in-house sales force. Third party sales representatives are primarily utilized for international sales.

Competition

Bristol competes directly with two U. S. manufacturers, Copeland Corporation, a subsidiary of Emerson Electric Inc., and Tecumseh, a division of Tecumseh Corporation. International competitors include L.G. Electronics, Matsushita Electric Industrial Co., Ltd., and SANYO Electric Co., Ltd. The compressor market competes primarily on price, noise levels and efficiency.

Manufacturing

Bristol products are manufactured at our factory in Bristol, Virginia, and by Scroll Technologies in Arkadelphia, Arkansas. As with our other products, Bristol products are assembled using purchased parts (including motors, castings, forgings, and electronic components) as well as parts manufactured by us. Bristol relies on a single vendor for certain components used in its compressors. Due to consolidation in the vendor's industry, there are limited alternate sources of supply. We believe an alternate source of supply is attainable in the event the current vendor is unable to supply the component. However, a change in vendors would cause a delay in production and loss of sales, which would adversely impact the results of operations of Bristol and our consolidated results of operations.

Recent Developments

Bristol introduced the "Benchmark" compressor line in 2003. Benchmark compression solutions meet or exceed efficiency and sound performance of any competitive technology, and is offered in the 1 1/2 to 3 1/2 ton reciprocating compressor range and the 3 1/2 to 5 ton scroll compressor range. The Benchmark compressor has been developed to meet the mandated 13 SEER legislation effective in 2006 for the unitary domestic market. An improvement in sound performance of Benchmark is possible due to lower vibration from a rigid low noise cylindrical housing and a unique suction muffler. Additionally, reliability is enhanced due to the product requiring less components to protect against loss of charge and indoor fan failure. Benchmark is offered with R-22 (HCFC), R-407C (HFC), and R-410A (HFC) refrigerants.

RAW MATERIALS AND PURCHASED COMPONENTS

We purchase compressors, steel, copper, aluminum, electric motors, castings, forgings, heat exchangers, electric panels, condensers, evaporators, oil, pumps, stampings, fabricated copper tubes, electronic starters and controls, aluminum fins, fan blades, capacitors, transformers, refrigerant gases, valves, fittings, and other components from many outside suppliers. Except for certain components purchased by Bristol for use in its compressors (see "Manufacturing" sub-heading under "Bristol Compressors" above), alternate sources of supply are available for all raw materials and components for which we use a single supplier. In order to hedge against certain raw material price increases, we enter into commodity forward contracts for the purchase of certain raw materials, principally copper. However, we are exposed to raw material price increases related to commodities where no forward markets exist and compressors, electric motors, and other components purchased from suppliers that may not hedge raw material prices. Additional information related to raw material and component cost increases is contained under the caption "Results of Operations" of Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition, and is incorporated herein by reference. Additional information about our commodity forward contracts contained under the caption "Market Risk" of
Item 7A. Quantitative and Qualitative Disclosures About Market Risk is incorporated herein by reference.

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

JOINT VENTURES IN U.S. AND NON-U.S. MARKETS

In addition to our wholly-owned and majority-owned production and distribution facilities, we produce, distribute, and service products through participation in several joint ventures, which are described in the following table:

                                                JOINT VENTURE
  PRINCIPAL         JOINT VENTURE           (PERCENT OWNED BY THE             PRINCIPAL
  LOCATION             PARTNER                    COMPANY)                 PRODUCTS/SERVICES       MARKETS SERVED
------------   ------------------------   --------------------------    -----------------------    --------------
Spain          Compania Roca Radiadores   Clima Roca-York S.L. (50%)    Manufacture of unitary     Europe
               S.A.                                                     products

Denmark        Three Danish pension       Jernstoberiet Dania A/S       Castings                   Europe
               funds                      (40%)

South Africa   Spoormakers & Partners     Shared Energy Management      Energy management          South Africa
               Inc.                       (Pty) Ltd. (50%)              services

Saudi Arabia   Al Salem United            Al Salem-York Services Ltd.   Service and repair of      Saudi Arabia
               Contracting Co.            (50%)                         air conditioning
                                                                        equipment

Saudi Arabia   Al Salem United            Al Salem York Manufacturing   Production of central      Saudi Arabia
               Contracting Co.            Co. Ltd. (50%)                and split air
                                                                        conditioning units, fan
                                                                        coils, and air handling
                                                                        units

Malaysia       OYL Industries BHD.        OYL-Condair Industries        Manufacture of unitary     Asia Pacific
                                          SDN.BHD. (49%)                and applied products

Malaysia       OYL Industries BHD.        York (Malaysia) Service       Sales and service of air   Malaysia
                                          SDN.BHD. (30%)                conditioning equipment

                                                JOINT VENTURE
 PRINCIPAL          JOINT VENTURE           (PERCENT OWNED BY THE             PRINCIPAL
 LOCATION              PARTNER                    COMPANY)                 PRODUCTS/SERVICES       MARKETS SERVED
----------     -----------------------    ---------------------------   ------------------------   --------------
Malaysia       Kumpulan Nametech Sdn.     Airvenco Sdn. Bhd. (21%)      Sales and service of air   Malaysia
               Bhd.                                                     handling equipment

Japan          Nissin Refrigeration &     York-Nissin Corp. Ltd.(50%)   Sales and service of       Japan
(Flakt)        Engineering Ltd.                                         refrigeration products

Japan          Individual Japanese        Novenco Nippon Ltd. (23%)     Sales and service of air   Japan
(Novenco)      shareholder                                              handling equipment

Korea          Individual Korean          Hi-Pres Korea Co. Ltd.(20%)   Sales and service of air   Korea
               shareholder                                              handling equipment

U.S.           Carrier Corporation        Scroll Technologies (50%)     Manufacture of scroll      U.S.
                                                                        compressors

We received dividends from affiliates of $3.9 million, $2.2 million, and $2.1 million in 2004, 2003, and 2002, respectively. Our total investments in affiliates were $35.7 million and $28.2 million as of December 31, 2004 and 2003, respectively. Our sales to affiliates are less than 1% of our net sales, and our purchases from affiliates are less than 2% of our total purchases.

RESEARCH AND DEVELOPMENT

Our product development activities include ongoing research and development programs to redesign existing products to reduce manufacturing costs and to increase product efficiencies, develop electronic controls for current product offerings, and create a wide range of new products. During 2004, 2003, and 2002, we spent $47.7 million, $42.3 million, and $42.2 million, respectively, for all product development activities.

EMPLOYEES

As of December 31, 2004, we employed approximately 23,200 persons worldwide. Approximately 10,200 persons are employed in the U.S. and 13,000 persons are employed in foreign countries. Approximately 3,400 U.S. employees are covered by collective bargaining agreements that expire at various dates and generally range from three to six years. We are in current negotiations with union representatives at the UPG Wichita factory to renew the contract that expires on July 31, 2005.

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

Environmental Remediation

We have remediation activities ongoing at certain of our U.S. facilities as a result of releases that occurred in the past. From time to time, we have received notice that we are a potentially responsible party, along with other potentially responsible parties, in Superfund proceedings under the Comprehensive Environmental Response, Compensation and Liability Act for the cleanup of hazardous substances at certain sites to which potentially responsible parties are alleged to have sent waste. Our non-U.S. operations are also subject to various environmental statutes and regulations. Generally, these requirements tend to be no more restrictive than those in effect in the U.S. In 1993, the Council of European Communities agreed on European Community regulation number 1836/93 that recommended that each company voluntarily complete an ECO-Audit. We have completed these audits at our European facilities. On the basis of our historical experience and other information currently available to us, we do not believe that either our remediation activities or any Superfund proceedings will have a material adverse effect on our financial condition, ongoing results of operations, or liquidity. However, additional environmental remediation sites may be identified in the future, including properties previously disposed. Currently, we are unable to estimate the remediation cost of these sites because their existence, environmental impact and required remediation activities are not known to us.

Montreal Protocol and Clean Air Act

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

None of our manufactured products contain Class I substances. Class I substances previously used by us have been substituted with Class II substances or substances that are currently unregulated. We continue to expect revenues from servicing, updating, and repairing existing equipment that uses Class I substances. These activities are regulated by the EPA, which imposes guidelines affecting service and maintenance of equipment that uses Class I and Class II substances. We train and license our service technicians in service and maintenance procedures that comply with the regulations. Therefore, we believe that the regulations will not have a material adverse effect on our operations. The phase-out of Class I substances will require modifications to existing air conditioning equipment as availability of recycled Class I substances decreases. Since our technology enables us to modify existing equipment for use with Class II substances, we believe that this will continue to generate additional opportunities. While we expect to derive substantial revenue from the sale of products utilizing Class II substances, it is not expected that any phase-out will have a significant impact on the sales of such products since new products that use unregulated refrigerants such as HFCs are now readily available. Nonetheless, as the supply of virgin and recycled Class II substances falls, it will be necessary to address the need to substitute permitted substances for Class II substances.

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

National Appliance Energy Conservation Act

We are also subject to regulations promulgated under the National Appliance Energy Conservation Act of 1987, as amended, and various state regulations concerning the energy efficiency of our products. In 2004 the Department of Energy concluded its rule making process and established a higher minimum efficiency rating for residential air conditioning and heat pump products effective January 23, 2006. The new efficiency will be raised to a 13 SEER level, a 30% increase in energy efficiency from prior standards. We have developed and continue to develop products that will comply with these regulations, and do not believe that such regulations will have a material adverse effect on our financial condition, results of operations, or liquidity.

EXECUTIVE OFFICERS

As of March 14, 2005, our executive officers are as follows:

         NAME          AGE                        POSITION
--------------------   ---   --------------------------------------------------------------------
C. David Myers          41   President and Chief Executive Officer

Kim Buchwald            47   Vice President and President of York Europe, Middle East, and Africa

Iain A. Campbell        43   Vice President and President of York Americas

Thomas F. Huntington    52   Vice President and President of Unitary Products Group

Wayne J. Kennedy        62   Vice President and President of Bristol Compressors

Wilson Sun              56   Vice President and President of York Asia Pacific

M. David Kornblatt      45   Vice President and Chief Financial Officer

Jane G. Davis           55   Vice President, Secretary and General Counsel

Jeffrey D. Gard         50   Vice President, Human Resources

Helen S. Marsteller     44   Vice President, Investor Relations

Peter C. Spellar        60   Senior Corporate Vice President of Strategy, Technology, and Market
                             Competitiveness

James P. Corcoran       59   Vice President and Treasurer

David R. Heck           50   Chief Governance Officer and Director, Internal Audit

David C. Elder          36   Controller

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

Mr. Buchwald has been Vice President of the Company and President of York Europe, Middle East, and Africa since January 2005. Prior thereto, he was Vice President, Marine and Refrigeration Products & Systems from March 2003 to December 2004, Vice President, Marine and Managing Director of York Refrigeration Marine and Controls from April 2000 to February 2003, and Vice President of Human Resources for Sabroe A/S and York Refrigeration from September 1997 to March 2000. Prior to joining the Company, he was a Senior Management Consultant with Mercuri Urval A/S in Denmark.

Mr. Campbell has been Vice President of the Company and President of York Americas since January 2003. Prior thereto, he was Vice President, North America Sales and Service from June 2002 to December 2002, Vice President, Finance, Engineered Systems Group from 2000 to 2002, Director, Finance, Europe from 1997 to 2000, and Assistant Treasurer from 1994 to 1997.

Mr. Huntington has been Vice President of the Company and President of Unitary Products Group since October 2000. Prior thereto, he was Senior Vice President, Engineering, Bristol Compressors from 1999 to 2000, Vice President, Sales and Distribution, Unitary Products Group North America from 1997 to 1999, Vice President and General Manager, Evcon Coleman Division from 1996 to 1997, and Vice President, Sales and Marketing, Evcon Industries from 1992 to 1996.

Mr. Kennedy has been Vice President of the Company and President of Bristol Compressors since March 2000. Prior thereto, he was Vice President, Human Resources from 1993 to 2000. Prior to joining the Company, he was Vice President of Human Resources for the Millipore Corporation.

Mr. Sun has been Vice President of the Company and President of York Asia Pacific since January 2005. Prior thereto, he was Vice President and General Manager, York Asia Pacific from April 2001 to December 2004, Vice President and General Manager, North Asia from January 1998 to March 2001, Vice President, People's Republic of China from 1997 to 1998, Regional Manager, People's Republic of China from 1993 to 1997, and various management positions with the Company from 1973 to 1992.

Mr. Kornblatt has been Vice President and Chief Financial Officer since June 2003. Prior thereto, he was Vice President, Finance, York Americas from June 2002 to June 2003. Prior to re-joining the Company, he was Director, Taxes, Europe for The Gillette Company from December 1998 to June 2002. He was previously Tax Director of the Company from January 1993 to December 1998. Prior to joining the Company, he was with KPMG LLP and Ernst & Whinney.

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

Ms. Marsteller has been Vice President, Investor Relations since March 2004. Prior to rejoining the Company, she was President of Stellar Partners, an investor relations and corporate communications consulting firm, from July 2000 to March 2004. She was previously Vice President, Investor Relations and Corporate Communications for the Company from 1997 to 2000 and Director of Investor Relations from 1992 to 1997. Prior thereto, she held various financial positions in the Unitary Products Group from 1986 to 1992. Prior to joining the Company, she held leadership positions at Honeywell, Inc. and Armco, Inc.

Mr. Spellar has been Senior Corporate Vice President of Strategy, Technology, and Market Competitiveness since January 2005. Prior thereto, he was Vice President of the Company and President of York Europe, Middle East, and Africa from January 2003 to December 2004, Vice President of the Company and President, Engineered Systems Group from 2000 to 2002, Vice President, Marketing and Strategic Accounts from 1999 to 2000, Vice President of the Company and President, Applied Systems Worldwide from 1995 to 1999, Vice President of the Company and Vice President, European Operations from 1992 to 1995, President, Frick Division from 1987 to 1992, and President of the Frick Company from 1979 to 1987.

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

ITEM 2. PROPERTIES

Our principal offices are located in York, Pennsylvania on an approximately 71 acre site owned by us. The following table lists our principal manufacturing facilities:

                                                          APPROXIMATE ENCLOSED
       LOCATION                      SEGMENT                 AREA (SQ. FT.)
--------------------------   -----------------------      --------------------
         OWNED
York, PA                     Americas                          1,200,000
Wichita, KS                  Unitary Products Group              840,000
Bristol, VA                  Bristol Compressors                 672,000
Norman, OK                   Unitary Products Group              539,000
Waynesboro, PA               Americas                            438,000

Aarhus, Denmark              Europe, Middle East, and Africa     372,000
Naestved, Denmark            Europe, Middle East, and Africa     276,000
Basildon, England            Europe, Middle East, and Africa     254,000
Guangzhou, China             Asia                                215,000
Wuxi, China                  Asia                                182,000
Durango, Mexico              Americas                            146,000
San Antonio, TX              Americas                            145,000
Monterrey, Mexico            Americas                            118,000
Dixon, IL                    Americas                            113,000
Roanoke, VA                  Americas                             72,000
Sao Paulo, Brazil            Americas                             70,000
Carquefou, France            Europe, Middle East, and Africa      32,000

         LEASED
Laem Chabang, Thailand       Asia                                215,000
Monterrey, Mexico            Unitary Products Group              165,000
Albany, MO                   Americas                            135,000
York, PA                     Americas                            120,000
Johannesburg, South Africa   Europe, Middle East, and Africa     109,000
Hattiesburg, MS              Americas                             84,000
Santa Fe Springs, CA         Americas                             82,000
Curitiba, Brazil             Americas                             58,000
Nantes, France               Europe, Middle East, and Africa      34,000

At the York, Pennsylvania location that we own, approximately 550,000 square feet are currently unused.

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

ITEM 3. LEGAL PROCEEDINGS

As discussed in our Form 10-Q filed October 31, 2003 and our Form 10-K/A for the fiscal year ended December 31, 2003, on September 11, 2003, the City of Elyria, Ohio, the Lorain County Board of Commissioners, the Lorain County Auditor, the Lorain County Treasurer and two school districts filed suit against us in the Court of Common Pleas for Lorain County, Ohio. The plaintiffs allege that we breached two incentive agreements entered into with the City of Elyria in 1991 and 1993, respectively, by closing our plant in Elyria in 2001. The plaintiffs assert that they would have collected additional taxes had the plant remained open and are seeking approximately $3 million in allegedly lost taxes and $200 million in punitive damages. We have removed the suit to the United States District Court for the District of Ohio and intend to defend it vigorously. We believe the suit is without merit.

As is the case with many other companies, we have been named as one of many defendants in lawsuits alleging personal injury to one or more individuals as a result of exposure to asbestos contained in products previously manufactured by us or by companies from which we purchased product lines. Information concerning our asbestos litigation is incorporated herein by reference to Note 13 of Item
8. Financial Statements and Supplementary Data.

In January 2004, we received a request for documents from the staff (the "Staff") of the Enforcement Division of the Securities and Exchange Commission (the "Commission") in connection with the Staff's investigation of our approval of option exercises by three of our executives during an open window period in the last quarter of 2003. We have provided the requested documents and have fully cooperated with the Staff's investigation. In December 2004, we received a notice from the Staff, generally known as a "Wells Notice," alleging that we violated certain federal securities laws. The Wells Notice indicated that the Staff may propose to the Commission that it file an enforcement action against us seeking an injunction and a penalty. In January 2005, we submitted a written response, generally known as a "Wells submission," denying the Staff's allegation of federal securities law violations. In response to our Wells submission, the Staff has requested additional information from us, which we intend to provide. We are unable to predict the outcome of this investigation or the outcome of any enforcement action, if commenced.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol "YRK." On March 11, 2005, we had 5,012 holders of record of our common stock.

TRADING AND DIVIDEND INFORMATION

The high and low sales prices for which our common stock traded and the dividends declared in each quarterly period within 2004 and 2003 are as follows:

                                          DIVIDENDS
                     HIGH        LOW      DECLARED
---------------   ---------   ---------   ---------
2004

Fourth quarter    $   38.92   $   29.14   $    0.20
Third quarter         41.14       30.25        0.20
Second quarter        43.10       34.76        0.20
First quarter         39.64       35.80        0.20

2003

Fourth quarter    $   40.74   $   33.65   $    0.15
Third quarter         36.00       23.31        0.15
Second quarter        26.72       21.00        0.15
First quarter         26.04       18.82        0.15

ITEM 6. SELECTED FINANCIAL DATA

                  FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

(in thousands, except per share data
and other information)                                   2004           2003          2002           2001           2000
----------------------------------------------       -----------    -----------    -----------    -----------    -----------
Statements of Operations Data:
  Net sales                                          $ 4,510,143    $ 4,076,054    $ 3,843,373    $ 3,920,096    $ 3,883,207
  Gross profit (a)                                       830,817        783,250        727,752        740,205        811,753
  Restructuring and other charges, net (b)                (1,007)       (91,395)           111        (70,504)       (49,679)
  Gain (loss) on divestiture                                  --            345        (10,319)            --         26,902
  Income from operations (a)(c)                          128,181         56,021        151,196        101,671        196,188
  Interest expense, net                                  (41,773)       (47,535)       (48,485)       (67,150)       (81,587)
  Income before income taxes and
    cumulative effect of changes in
    accounting principles (a)(c)                          94,977         14,068        106,891         36,965        120,969
  (Provision) benefit for income taxes                   (13,398)        (2,653)       (25,715)         9,024        (14,362)
  Income before cumulative effect of
    changes in accounting principles (a)(c)               81,579         11,415         81,176         45,989        106,607

  Net income (loss) (a)(c)(d)                             81,579         (3,998)       (98,260)        45,989        106,607

  Basic earnings (loss) per share (a)(c):
    Income before cumulative effect
     of changes in accounting principles                    1.99           0.29           2.06           1.19           2.80
    Net income (loss)(d)                                    1.99          (0.10)         (2.50)          1.19           2.80

  Diluted earnings (loss) per share (a)(c):
    Income before cumulative effect
     of changes in accounting principles                    1.96           0.28           2.04           1.17           2.78
    Net income (loss) (d)                            $      1.96    $     (0.10)   $     (2.47)   $      1.17    $      2.78

  Weighted average common shares and
    common equivalents outstanding:
      Basic                                               41,072         39,684         39,351         38,626         38,107
      Diluted                                             41,623         40,206         39,770         39,147         38,281

Cash dividends per share                             $      0.80    $      0.60    $      0.60    $      0.60    $      0.60
Capital expenditures                                      82,696         84,704         69,562         98,126         93,971
Depreciation and amortization of
  property, plant, and equipment                          75,047         69,990         62,167         59,655         63,115
Amortization of deferred charges,
  intangibles, and goodwill (c)                            4,540          3,966          2,768         27,024         28,443

Balance Sheet Data (d):
  Working capital (e)                                    401,810        354,175        417,593        451,918        534,621
  Total assets (c)(e)                                  3,010,415      2,729,823      2,560,917      2,620,348      2,864,968
  Long-term debt                                         545,468        582,027        618,224        724,378        831,354
  Stockholders' equity (c)                           $   878,863    $   776,400    $   682,814    $   739,434    $   748,976
Other information:
  Employees                                               23,200         22,300         22,800         23,600         24,600
  Backlog (in thousands)                             $ 1,169,161    $ 1,026,593    $   928,499    $   873,359    $ 1,018,464
  Total debt as a percent of total capital                  39.1%          44.1%          48.8%          50.7%          54.5%
  Current ratio (e)                                         1.33           1.35           1.47           1.55           1.57
  Book value per share (a)(c)(d)                     $     21.04    $     19.02    $     17.22    $     18.85    $     19.52

(a) In 2004, we recorded a $20 million warranty charge for the Unitary Products Group furnace and inspection program. See Note 1 of Item 8. Financial Statements and Supplementary Data.

(b) In all years presented, we recorded charges to operations for restructuring and other cost reduction initiatives. Also, in 2000, we recorded charges for acquisition, integration, and restructuring activities related to the 1999 Sabroe acquisition. See Note 16 of Item 8. Financial Statements and Supplementary Data.

(c) Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142. Under the Statement, we no longer amortize goodwill. Goodwill amortization expense was $24.4 million and $25.6 million in 2001 and 2000, respectively. In 2002, we recorded a transitional goodwill impairment charge of $179.4 million as a cumulative effect of a change in accounting principle. See Note 1 of Item 8. Financial Statements and Supplementary Data.

(d) In 2003, we recorded approximately $82.4 million of incremental debt, $23.9 million of incremental net machinery and equipment, $10.7 million of incremental deferred tax assets, a $15.4 million reduction to stockholders' equity, and a $32.4 million reduction to other long-term liabilities. The reduction in stockholders' equity was recorded as a cumulative effect of a change in accounting principle adjustment. See Note 1 of Item 8. Financial Statements and Supplementary Data.

(e) Certain reclassifications have been made to the 2003, 2002, 2001, and 2000 financial data to conform to the 2004 presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

EXECUTIVE SUMMARY

We earn revenues and generate cash by manufacturing and selling products and services to the heating, ventilating, air conditioning and refrigeration (HVAC&R) industry. The Global Applied business designs, produces, sells and services HVAC&R solutions for commercial buildings and industrial refrigeration applications. The Unitary Products Group (UPG) produces and sells residential and light commercial heating and air conditioning systems primarily in the United States (U.S.). Bristol Compressors manufactures compressors, which are used in our UPG products and sold to original equipment manufacturers (OEM).

Our business is sensitive to many business and economic factors (see Inflation, Cyclicality, Market Risk and Seasonality sections for further discussion). Overall, our results are impacted by changes in sales volume and manufacturing costs. Changes in our sales volume are closely correlated to changes in global economies and the gross domestic product of countries and, more specifically, to worldwide commercial and residential construction markets. As these markets grow, our sales volume tends to increase. Sales volume is also impacted by our ability to increase market share. Changes in manufacturing costs (including raw materials) directly impact our gross profit margin. Our ability to successfully implement actions to reduce the impact of higher manufacturing costs or capture increased pricing in the market is key to our profitability.

U.S., European, and most Asia Pacific commercial construction markets have experienced relatively low growth over the past three years while certain international commercial markets (Middle East and China) strengthened. U.S. residential construction has grown modestly over the same period. In 2005, we expect commercial and residential construction markets to grow inline with recent historical rates. Approximately 56% of our 2004 product sales relate to new construction. We partially mitigate our exposure to changes in new construction markets by offering products that are strategic to the replacement market and offering services that are essential to maintaining equipment to prolong its life. The replacement market is mainly driven by the age of existing, installed equipment and cost benefits to be gained from newer, more efficient equipment.

The cost of raw materials has increased substantially over the last two years. Our products include raw materials, such as steel and copper, and purchased components that include steel and copper that are essential to our equipment and parts. We raised our selling prices in 2004 to partially offset increased raw material costs. Our raw material and component cost increases in excess of selling price increases were approximately $46 million for the year ended December 31, 2004. We expect raw material costs to continue increasing in 2005. In addition, we will continue with our raw material hedging programs to help offset the negative impact of rising raw material costs.

In 2005, our main priority is price realization as we anticipate raw material component costs to increase an additional $100 million over 2004 levels and continued rising energy and transportation costs. We generally expect stable to improving markets in our Global Applied regions, with stronger growth opportunities in China and the Middle East and a weaker outlook in the remainder of Europe, Middle East, and Africa (EMEA). We plan to continue growing our Global Applied business by capturing market share with our new products and focusing on our service business by leveraging our global service and parts capabilities and multi-site commercial service market in the U.S. In UPG, we expect 2004 new product introductions and price increases to improve profitability. In addition, price increases at Bristol are expected to improve profitability. Finally, investment in our information technology (IT) systems and infrastructure, continued efforts to develop more efficient manufacturing processes, leverage the global scale of our support structure, and improvements in the supply chain will contribute to meeting future financial goals.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS 2004 AS COMPARED TO 2003

Consolidated Operations

                                                                  DOLLAR     PERCENT
(in thousands, except percentages)       2004         2003        CHANGE      CHANGE
----------------------------------       ----         ----        ------     -------
U.S. sales                            $1,953,474   $1,836,270   $ 117,204      6.4%
Non-U.S. sales                         2,556,669    2,239,784     316,885     14.1%
                                      ----------    ---------     -------
  Net sales                            4,510,143    4,076,054     434,089     10.6%

Gross profit                             830,817      783,250      47,567      6.1%
Gross profit %                              18.4%        19.2%

Net sales

Our revenue growth was mainly attributable to increased Global Applied and UPG equipment volume and Global Applied service business (consisting of services, parts and replacement equipment) growth partially offset by changes in product mix at Bristol Compressors. We enacted general selling price increases throughout 2004; however, conditions were not favorable for price realization in certain markets. Selling price increases had an immaterial impact on revenue growth. The net strengthening of global currencies increased net sales by $111.8 million. International revenue grew at a faster rate than domestic U.S. net sales due to stronger exports from our U.S. factories to international projects in the Middle East and Asia and a shift in volume at Bristol from domestic OEMs to international customers. Continued strength of European currencies may impact the level of capital investment in the region causing further declines in our equipment markets and create a competitive disadvantage on products exported from our EMEA equipment business. See further discussion below under Segment Analysis.

Gross profit

Overall, gross profit grew due to increased equipment volume in Global Applied and UPG, improved factory performance, and realization of 2003 restructuring benefits. These improvements were offset by the $20 million warranty charge for the UPG furnace inspection and remediation program recorded in the second quarter of 2004 (see further discussion below under Segment Analysis); pricing pressure in EMEA and Asia; higher raw material (principally steel and copper) and component costs; and increased costs and inefficiencies related to Americas' YORKConnect deployment (service business IT system in North America). Worldwide demand for steel and copper continued to increase our raw material cost and cost of components containing these materials. While we hedge a portion of our copper and aluminum purchases and have contracts for steel purchases, we experienced cost increases for unhedged portions and components containing these raw materials, as well as surcharges on our steel purchases. Raw material and component cost increases in excess of selling price increases were approximately $46 million. We anticipate approximately $100 million of raw material cost increases in 2005 and have implemented or plan to implement selling price increases to offset these cost increases. The net strengthening of foreign currencies increased our gross profit $19.4 million or 2.5%. In 2003, cost of goods sold included $8.8 million resulting from manufacturing overhead duplication and $5.5 million of inventory write-downs related to strategic actions to rationalize our manufacturing capacity in Global Applied.

Order backlog

                                          DECEMBER 31,           DOLLAR        PERCENT
        (in thousands)                2004          2003         CHANGE         CHANGE
        --------------                ----          ----         ------        -------
Global Applied:
  Americas                         $  421,261    $  385,335    $   35,926          9.3 %
  Europe, Middle East, and Africa     531,608       439,451        92,157         21.0 %
  Asia                                 89,644        89,801          (157)        (0.2)%
                                   ----------    ----------    ----------
                                    1,042,513       914,587       127,926         14.0 %
Unitary Products Group                 66,495        47,288        19,207         40.6 %
Bristol Compressors                    60,153        64,718        (4,565)        (7.1)%
                                   ----------    ----------    ----------
          Total                    $1,169,161    $1,026,593    $  142,568         13.9 %
                                   ----------    ----------    ----------         ----

Global Applied increased as a result of strong orders in EMEA's marine and Middle East markets and improvements in commercial equipment markets in North America and Latin America for refrigeration and air conditioning products. Order backlog increased 3.7% due to the net strengthening of foreign currencies. UPG and Bristol backlog increased a combined 13.1%, which typically are not backlog driven businesses.

                                                                     DOLLAR       PERCENT
  (in thousands, except percentages)        2004         2003        CHANGE       CHANGE
  ----------------------------------        ----         ----        ------       -------
Selling, general, and administrative
  (SG&A) expenses                         $701,629     $636,179     $ 65,450       10.3 %
SG&A as a % of net sales                      15.6%        15.6%

Restructuring and other charges, net         1,007       91,395      (90,388)     (98.9)%

Income from operations                     128,181       56,021       72,160      128.8 %
Income from operations as a % of sales         2.8%         1.4%

SG&A expenses

We incurred higher selling and administrative expenses related to our initiatives to improve our IT capabilities, new product development, equipment volume gains, and marketing of new products. We expect to benefit from these improvement initiatives in 2005 and beyond. These investments will enable us to better standardize our global processes and enable future growth. The IT investments will leverage our cost structure, assist in achieving operational efficiencies, and enhance supply chain capabilities. The net strengthening of foreign currencies increased our SG&A expenses $17.6 million. In addition, 2003 SG&A expenses include non-cash curtailment costs of $14 million related to the transition of certain U.S. defined benefit pension plans to defined contribution plans. These curtailment losses represent acceleration of pension expenses that would have been amortized to expense over a longer period of time.

Restructuring and other charges, net

In 2003, we initiated actions to further reduce our overall cost structure and support the implementation of our new geographic organization. In addition to cost reductions associated with the consolidation of our former Engineered Systems Group (ESG) and York Refrigeration Group (YRG) segments, additional actions included the further reduction of manufacturing capacity, elimination of certain product lines, and exiting of several small, non-core businesses. In 2004, we initiated further actions to reduce our overall manufacturing cost structure in the Americas and realign our EMEA business from a country organization to a pan European organization resulting in charges of $0.3 million and $2.1 million, respectively. In 2004 and 2003, we recorded restructuring and other charges of $1.3 million and

$97.3 million, respectively, related to these actions, including $5.5 million charged to cost of goods sold in 2003. Our 2003 restructuring initiatives resulted in savings of $31.9 million in 2004, compared to 2003. In 2004 and 2003, we recorded credits of $0.3 million and $0.5 million, respectively, related to 2000 and 2001 initiatives.

                                                                       DOLLAR      PERCENT
   (in thousands, except percentages)           2004        2003       CHANGE      CHANGE
   ----------------------------------           ----        ----       ------      -------
Interest expense, net                         $ 41,773    $ 47,535    $ (5,762)     (12.1)%

Equity in the earnings of affiliates             8,569       5,582       2,987       53.5 %

Provision for income taxes                      13,398       2,653      10,745      405.0 %

Income before cumulative effect of changes
  in accounting principles                      81,579      11,415      70,164      614.7 %

Interest expense, net

Net interest expense declined due to lower average borrowing rates. Our debt mix is 35% fixed and 65% variable. Weighted average fixed and variable interest rates were 4.9% in 2004 compared to 5.5% in 2003.

Equity in earnings of affiliates

The increase was primarily the result of improved performance of Clima Roca, our Spanish joint venture, as demand for residential HVAC equipment grew substantially and product was purchased at a lower cost from new Chinese suppliers.

Provision for income taxes

Our income tax provision of $13.4 million or effective rate of 14.1% in 2004 relates to both U.S. and non-U.S. operations. The 2004 income tax provision was lower than the U.S. statutory rate of 35% primarily due to the benefits of tax holidays in certain jurisdictions of $11.3 million, an $8.2 million tax benefit recorded in the second quarter following the conclusion of an examination by the IRS of our federal income tax returns for the years 1997 through 1999, export incentives claimed of $3.8 million, other favorable foreign rate differences of $11 million, research and development (R&D) credits of $4.7 million, $1.6 million reduction in the valuation allowance associated with a foreign tax loss carryforward, a $1.5 million benefit recorded in connection with a prior year restructuring action involving the disposition of foreign operations, and recognition of $1.3 million in foreign tax credits following enactment of the American Jobs Creation Act of 2004. These benefits were partially offset by increases to valuation allowances recorded in connection with certain foreign tax loss carryforwards of $7.7 million, operating losses in jurisdictions where no tax benefit was recognized of $6.7 million, the unfavorable tax impact of deemed and actual distributions of $8.9 million and a $2.1 million charge resulting from an adjustment in the rate at which state deferred income taxes are recorded.

Our effective tax rate decreased to 14.1% in 2004 compared to 18.9% in 2003. The decline in the effective tax rate was primarily due to the impact of the $8.2 million benefit recorded in the second quarter following the conclusion of the IRS examination of the years 1997-1999, offset by a decline in export incentive benefits of $4 million. It is anticipated that the effective tax rate will gradually increase in future years, primarily due to the phase-out of certain tax holidays, and a different geographic distribution of earnings.

Net deferred tax assets increased $25.5 million in 2004, primarily attributable to a reduction in the net deferred tax liability associated with plant, equipment, and intangible assets of $25.1 million and an increase in deferred tax assets of $8.8 million relating to accrued expenses, offset by decreases in net deferred tax assets related to foreign tax loss carryforwards of $7.6 million. Based on our historical and current pre-tax earnings as well as projections of future taxable income, we believe it is more likely than not that we will realize the net deferred tax assets. The increase in the valuation allowance associated with U.S. state tax loss carryforwards is attributable to the increase in U.S. state tax loss carryforwards for which no benefit has been recorded. The valuation allowance on foreign tax loss carryforwards increased $9.5 million primarily due to adjustments to the beginning of the year balances resulting from continuing losses in certain jurisdictions ($7.7 million), and due to additional losses in jurisdictions where the deferred tax assets are not expected to be realized ($3.4 million), offset by the reduction of a valuation allowance in a jurisdiction due to improved operating performance ($1.6 million). Of the $40.5 million of gross deferred tax assets relating to foreign tax loss carryforwards, $5.3 million are subject to expiration limitations, and approximately $3.3 million ($1.9 million net of valuation allowance) are set to expire over the next three years. The remaining tax losses carry no expiration date.

The IRS is examining our Federal income tax returns for 2000, 2001, 2002, and 2003. Various other federal, state, and foreign tax returns are under examination by the applicable authorities. We do not anticipate any material adverse effect to our consolidated financial statements resulting from these examinations.

Cumulative effect of changes in accounting principles

On July 1, 2003 we adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," (FIN 46). Upon adoption we consolidated the variable interest entity used to transact our December 1999 sale-leaseback. As a result, we recorded a $15.4 million reduction to stockholder's equity. The reduction in stockholders' equity represents a reduction in retained earnings recorded as a cumulative-effect adjustment as of July 1, 2003. The retained earnings reduction represents the cumulative differences between our prior accounting of the transaction as a lease of property and the consolidation, which resulted in the reflection of the assets as owned depreciable equipment with a related debt obligation. The obligation relating to the sale-leaseback was repaid in full during the third quarter of 2003.

Segment Analysis

                                                                                      DOLLAR            PERCENT
                (in thousands)                         2004           2003            CHANGE             CHANGE
                --------------                         ----           ----            ------            -------
Net sales:
  Global Applied:
    Americas                                       $ 1,520,645     $ 1,388,930     $   131,715            9.5 %
    Europe, Middle East, and Africa                  1,512,006       1,343,138         168,868           12.6 %
    Asia                                               611,655         490,063         121,592           24.8 %
    Intragroup sales                                  (234,865)       (194,537)        (40,328)          20.7 %
                                                   -----------     -----------     -----------
                                                     3,409,441       3,027,594         381,847           12.6 %
  Unitary Products Group                               854,100         760,059          94,041           12.4 %
  Bristol Compressors                                  426,657         451,241         (24,584)          (5.4)%
  Eliminations                                        (180,055)       (162,840)        (17,215)          10.6 %
                                                   -----------     -----------     -----------
         Net sales                                 $ 4,510,143     $ 4,076,054     $   434,089           10.6 %
                                                   -----------     -----------     -----------
Income from operations:
  Global Applied:
    Americas                                       $    50,387     $    54,855     $    (4,468)          (8.1)%
    Europe, Middle East, and Africa                     47,085          44,691           2,394            5.4 %
    Asia                                                69,656          69,634              22             --
                                                   -----------     -----------     -----------
                                                       167,128         169,180          (2,052)          (1.2)%
  Unitary Products Group                                75,454          60,698          14,756           24.3 %
  Bristol Compressors                                    5,220          25,405         (20,185)         (79.5)%
  General corporate expenses, eliminations, and
    other non-allocated items                         (118,614)        (79,858)        (38,756)          48.5 %
  Charges and other expenses                            (1,007)       (119,749)        118,742          (99.2)%
  Gain on divestiture                                       --             345            (345)        (100.0)%
                                                   -----------     -----------     -----------
         Income from operations                    $   128,181     $    56,021     $    72,160          128.8 %
                                                   -----------     -----------     -----------         ------

Global Applied

Americas benefited from volume increases for HVAC (mainly large tonnage chillers, commercial products, and air handling units) and refrigeration equipment driven by improved market conditions in North America and Latin America. EMEA sales growth is attributable to the favorable impact of foreign currency translation of $102 million; volume increases for HVAC equipment, mainly in Europe; and large chiller systems in the Middle East. Asia revenue increased primarily due to overall strong demand for commercial air conditioning equipment as China continued to grow and other regional economies resumed growth after an extended period of minimal growth. We expect China to provide further growth opportunities, however, slower growth rates may result from the Chinese government economic policy aimed at regulating expansion. Service business sales grew $79.1 million or 7.5% to $1,135.7 million, of which 3.8% is due to currency. Our service business (consisting of services, parts, and replacement equipment) continued to benefit from demand for repair and replacement work and multi-site commercial service arrangements. North American service business sales were negatively impacted by increased costs and inefficiencies due to the YORKConnect deployment in North America. We intend to continue to grow our service business as we change our business model to expand commercial service activities, offer new solutions to our customers, and improve our parts distribution. Additionally, the new business model is enabling us to successfully capture multi-site service contracts, which allow us to pull through our equipment as replacement of YORK and non-YORK equipment occurs. We will continue to focus on service business opportunities to capitalize on our installed base of equipment outside the U.S. and leverage our service business model.

Income from operations declined due to rising raw material and component cost increases net of price realization of approximately $21 million, costs and inefficiencies related to Americas' YORKConnect deployment, and pricing pressure in Asia and Europe partially offset by higher equipment volume, 2003 restructuring benefits, and improved profitability in Latin America. In 2005, we expect continued inefficiencies resulting from the deployment of YORKConnect to negatively impact income from operations in the first half of 2005 on a year over year basis. We believe the benefits of YORKConnect will be realized starting in 2006.

Unitary Products Group (UPG)

UPG revenues benefited from overall growth in the North American unitary residential heating and air conditioning market, general selling price increases enacted in the second quarter of 2004, and new product introductions, such as the "Affinity" product line. Residential, light commercial, and manufactured housing equipment volume increased year-over-year as new construction and replacement activity increased. North American unitary air conditioning industry shipments of compressor bearing units and furnaces increased 8.7% and 7.6%, respectively. UPG revenue growth compared to industry shipments indicates an overall market share gain in 2004 demonstrating market acceptance of our new products in the replacement market.

Income from operations improved mainly due to higher equipment volume, improved production efficiencies, and a positive product mix. These improvements were partially offset by increased raw material and component costs net of price increases of $9 million, investments in IT capabilities, marketing, and product development. During the first quarter of 2005, UPG raised selling prices again to counter the effect of 2005 steel and copper commodity cost increases. We expect our 2005 pricing actions to offset increasing costs above the 2004 levels.

Bristol Compressors (Bristol)

Revenue declined due to lower shipments to domestic OEMs partially offset by increased volume of lower priced applications to international customers. Reduced operating results are mainly attributable to increased raw material and component costs net of price increases of $16 million, lower priced applications to international customers, and product mix. We expect selling price increases to improve profitability in 2005. In addition, the successful introduction and market acceptance of the "Benchmark" compressor in 2005 is expected to improve Bristol's results in 2006.

General corporate expenses, eliminations, and other non-allocated items

General corporate expenses, eliminations, and other non-allocated items increased primarily due to the $20 million warranty charge for the UPG furnace inspection and remediation program discussed below; increased costs related to improving our IT capabilities of $20 million; and net decreased costs related to other non-allocated items of $1.2 million.

During the second quarter of 2004, we finalized field and factory testing to investigate failures found in heat exchangers of certain sealed combustion gas furnaces used in the manufactured housing industry. We found that installation and application factors combined with component part variation can result in excessive heat exchanger temperature, which may contribute to failures in certain furnace models manufactured in the years 1995 to 2000. We no longer produce these furnace models and our program for remediation has been approved by the U.S. Consumer Product Safety Commission. As a result, we recorded a $20 million warranty charge to cost of goods sold for the UPG furnace inspection and remediation program during the second quarter of 2004. The $20 million warranty charge represents our best estimate of inspection and repair costs within a reasonable estimated range between $13 million to $30 million. Repair cost estimates are mainly comprised of the expected cost of repair kits or new heat exchangers and installation labor. Our estimates are based upon the projected number of furnace units to be serviced (find rate), current repair costs, and the estimated number of furnace units requiring repair.

Differences between estimated and actual find rate, costs to manufacture and install repair kits or heat exchangers, and number of furnace units that require repair could have a significant impact on our quarterly results or further impact on our consolidated results of operations. We began to manufacture replacement parts and repair furnaces in the third quarter of 2004 and expect to complete the program by the end of 2006. Repair activity of $5.4 million was charged against the warranty reserve in 2004.

Charges and other expenses are as follows:

       (in thousands)                                                           2004          2003
       --------------                                                           ----          ----
By segment:
Global Applied:
  Americas                                                                   $     320     $  31,640
  Europe, Middle East, and Africa                                                2,056        56,581
  Asia                                                                             (28)        2,989
                                                                             ---------     ---------
                                                                                 2,348        91,210
Unitary Products Group                                                              --         9,654
Bristol Compressors                                                               (491)        2,135
Corporate                                                                         (850)       16,750
                                                                             ---------     ---------
                                                                             $   1,007     $ 119,749
                                                                             ---------     ---------
By type:
Restructuring and other charges, net                                         $   1,007     $  91,395
Restructuring and other charges reflected in cost of goods sold                     --         5,484
Related operating expenses included in cost of goods sold                           --         8,828
Selling, general, and administrative expenses                                       --        14,042
                                                                             ---------     ---------
                                                                             $   1,007     $ 119,749
                                                                             ---------     ---------

Restructuring and other charges related to the 2004 and 2003 initiatives and the 2001 and 2000 initiatives are discussed in the Consolidated Operations section above. Operating expenses in 2003 related to the Americas' cost reduction actions and consisted of costs related to the relocation of certain product lines. SG&A expenses in 2003 included a non-cash curtailment loss of $14 million related to the decision to replace our defined benefit pension plans for U.S. salaried non-bargaining and certain U.S. salaried bargaining employees with a new defined contribution plan, effective January 1, 2004.

RESULTS OF OPERATIONS 2003 AS COMPARED TO 2002

Consolidated Operations

                                                                       DOLLAR        PERCENT
(in thousands, except percentages)         2003           2002         CHANGE         CHANGE
----------------------------------         ----           ----         ------         ------
U.S. sales                             $1,836,270     $1,838,740     $   (2,470)      (0.1)%
Non-U.S. sales                          2,239,784      2,004,633        235,151       11.7 %
                                       ----------     ----------     ----------
  Net sales                             4,076,054      3,843,373        232,681        6.1 %

Gross profit                              783,250        727,752         55,498        7.6 %
Gross profit %                               19.2%          18.9 %

Net sales

The net strengthening of global currencies increased net sales by $177.1 million or 4.6%. Our revenue growth was mainly attributable to growth in Global Applied service business sales (services, parts and replacement equipment) while equipment sales were flat. Higher commercial equipment sales in Asia were offset by lower commercial equipment sales in the Americas and EMEA. Growth in UPG sales was more than offset by a reduction in Bristol revenue. Continued strong residential new construction markets aided UPG growth, and Bristol sales were down due to lower sales to international OEMs and the loss of certain applications at U.S. OEMs. See further discussion below under Segment Analysis. The net strengthening of global currencies, primarily those in our EMEA region, resulted in 8.8% of the increase in non-U.S. sales.

Gross profit

The net strengthening of global currencies increased gross profit by $34 million. Increased profits also resulted from continued sales growth in Asia due primarily to economic growth in China, sales increases in the service business, and UPG sales growth and factory efficiencies resulting from prior restructuring actions. These improvements were offset by lower commercial equipment sales and competitive margin pressures in EMEA due to continued market softness; lower volume in Bristol, resulting in less absorption of fixed costs; and significant increases in the cost of steel. In 2003, cost of goods sold included $8.8 million resulting from manufacturing overhead duplication and $5.5 million of inventory write-downs related to strategic actions to rationalize our manufacturing capacity in Global Applied. In 2002, cost of goods sold included $0.1 million of restructuring charges, $6.8 million of costs related to cost reduction actions, and $0.8 million related to a discontinued product line.

Order backlog

                                            DECEMBER 31,            DOLLAR       PERCENT
        (in thousands)                   2003          2002         CHANGE        CHANGE
        --------------               ------------      ----         ------       -------
Global Applied:
  Americas                            $  385,335    $  356,040    $   29,295       8.2 %
  Europe, Middle East, and Africa        439,451       368,368        71,083      19.3 %
  Asia                                    89,801        79,028        10,773      13.6 %
                                      ----------    ----------    ----------
                                         914,587       803,436       111,151      13.8 %
Unitary Products Group                    47,288        39,118         8,170      20.9 %
Bristol Compressors                       64,718        85,945       (21,227)    (24.7)%
                                      ----------    ----------    ----------
        Total                         $1,026,593    $  928,499    $   98,094      10.6 %
                                      ----------    ----------    ----------     -----

Order backlog increased 6.8% due to the net strengthening of foreign currencies. The remaining improvement in Global Applied backlog is the result of continued strong orders in Asia, mainly China, and some improvement in North America commercial equipment markets. UPG and Bristol decreased a combined 1.4%, which typically are not backlog driven businesses.

                                                                         DOLLAR       PERCENT
  (in thousands, except percentages)         2003          2002          CHANGE        CHANGE
  ----------------------------------         ----          ----          ------       -------
SG&A expenses                             $ 636,179     $ 566,348      $  69,831        12.3 %
SG&A as a % of net sales                       15.6%         14.7 %

Restructuring and other charges, net         91,395          (111)        91,506       824.4 %

Gain (loss) on divestiture                      345       (10,319)        10,664       103.3 %

Income from operations                       56,021       151,196        (95,175)      (62.9)%
Income from operations as a % of sales          1.4%          3.9 %

SG&A expenses

The net strengthening of global currencies increased SG&A expenses $26 million or 4.5%. In 2003, SG&A expenses included $14 million of curtailment costs related to the transition of certain U.S. defined benefit pension plans to defined contribution plans. These curtailment losses represent acceleration of pension expenses that would have been amortized to expense over a longer period of time. This change is not expected to significantly alter pension expense or funding requirements in the short-term; however, we expect to benefit by reducing volatility in our pension expense and future funding requirements. Other increases include higher compensation expense, pension, medical and insurance costs, and continued investment in IT to improve our overall business systems and infrastructure.

Restructuring and other charges, net

In 2003, we initiated actions to further reduce our overall cost structure and support the implementation of our new geographic organization. These actions included the further reduction of manufacturing capacity, the elimination of certain product lines, the exiting of several small, non-core businesses, and the write-down of assets associated with a European joint venture, as well as cost reductions associated with the consolidation of our former ESG and YRG segments. In 2003, we recorded restructuring and other charges of $91.4 million, consisting of $91.9 million related to the 2003 actions and $0.5 million of cost reversals related to our prior years' restructuring actions. Included in the $91.4 million are $35.8 million of asset write-downs, $28 million of severance costs, $14.1 million of contractual and other obligation costs of which $9.7 million relates to a product liability settlement associated with a discontinued product line, and $13.5 million of other costs. Other charges to operations included $5.5 million charged to cost of goods sold as discussed above. These charges are more fully discussed in Note 16 of Item 8. Financial Statements and Supplementary Data.

In 2000, we initiated a cost reduction process, which included plant closures and divestitures, product line and facility rationalizations, SG&A expense reductions, and other actions. In 2001, we expanded the scope of the cost reduction process to include additional plant closings and staff reductions. In 2002, we recorded a credit of $0.1 million related to these cost reduction actions.

Gain (loss) on divestiture

In 2002, we sold our air conditioning operations in Australia for $12.1 million. The sale resulted in a loss of $10.3 million. There was no similar transaction in 2003 and finalization of the Australia sale resulted in a gain of $0.3 million.

                                                                       DOLLAR       PERCENT
    (in thousands, except percentages)          2003        2002       CHANGE        CHANGE
    ----------------------------------          ----        ----       ------       -------
Interest expense, net                         $ 47,535    $ 48,485    $   (950)      (2.0)%

Equity in the earnings of affiliates             5,582       4,180       1,402       33.5 %

Provision for income taxes                       2,653      25,715     (23,062)     (89.7)%

Income before cumulative effect of changes
  in accounting principles                      11,415      81,176     (69,761)     (85.9)%

Interest expense, net

Net interest expense decreased due to lower average debt levels and a shift of debt from fixed to floating as a result of paying off $100 million of senior notes (interest rate of 6.75%) in March 2003. Lower average debt levels were somewhat offset by slightly higher average borrowing rates mainly due to higher interest rates in some non-U.S. markets and the increase in debt associated with the termination of our 1999 equipment sale-leaseback.

Equity in earnings of affiliates

The increase in equity in earnings of affiliates was primarily the result of improved performance of our Scroll Technologies joint venture.

Provision for income taxes

Our income tax provision of $2.7 million or effective rate of 18.9% in 2003 relates to both U.S. and non-U.S. operations. The 2003 income tax provision was lower than the U.S. statutory rate of 35% primarily due to the benefits of tax holidays in certain jurisdictions of $15.4 million, export incentives claimed of $7.8 million, other favorable foreign rate differences of $2.4 million, and R&D credits of $2.3 million. These benefits were partially offset by restructuring actions for which the tax benefit was less than the U.S. statutory rate of $14.7 million, operating losses in jurisdictions where no tax benefit was recognized of $3.6 million, and the unfavorable tax impact of deemed and actual distributions of $6.1 million.

Our effective tax rate decreased to 18.9% in 2003 compared to 24.1% in 2002. The decline in the effective tax rate was primarily due to the impact of export incentive benefits of $7.8 million on income before income taxes and cumulative effect of changes in accounting principles of $14.1 million in 2003 as compared to export incentive benefits of $3 million on income before income taxes and cumulative effect of changes in accounting principles of $106.9 million in 2002. The impact of export incentive benefits was partially offset by an increase in taxes on foreign earnings in 2003.

Net deferred tax assets increased $49.9 million in 2003, primarily attributable to benefits associated with certain U.S. carry forward items, including U.S. foreign tax credits of $14 million; U.S. federal and state tax losses of $8.3 million; and U.S. R&D credits of $3.9 million; increases in deferred tax assets of $6.9 million and $5.6 million relating to inventories and warranties, respectively; and a decrease in deferred tax liabilities of $10.7 million associated with adoption of FIN 46.

Cumulative effect of changes in accounting principles

On July 1, 2003 we adopted FIN 46, as discussed above in the Results of Operation 2004 as Compared to 2003.

Segment Analysis

                                                                                      DOLLAR          PERCENT
                  (in thousands)                       2003            2002           CHANGE           CHANGE
                  --------------                       ----            ----           ------          -------
Net sales:
  Global Applied:
    Americas                                       $ 1,388,930     $ 1,335,392     $    53,538           4.0 %
    Europe, Middle East, and Africa                  1,343,138       1,161,605         181,533          15.6 %
    Asia                                               490,063         418,599          71,464          17.1 %
    Intragroup sales                                  (194,537)       (165,443)        (29,094)         17.6 %
                                                   -----------     -----------     -----------
                                                     3,027,594       2,750,153         277,441          10.1 %
  Unitary Products Group                               760,059         736,789          23,270           3.2 %
  Bristol Compressors                                  451,241         515,372         (64,131)        (12.4)%
  Eliminations                                        (162,840)       (158,941)         (3,899)          2.5 %
                                                   -----------     -----------     -----------
         Net sales                                 $ 4,076,054     $ 3,843,373     $   232,681           6.1 %
                                                   -----------     -----------     -----------
Income from operations:
  Global Applied:
    Americas                                       $    54,855     $    39,710     $    15,145          38.1 %
    Europe, Middle East, and Africa                     44,691          50,550          (5,859)        (11.6)%
    Asia                                                69,634          55,945          13,689          24.5 %
                                                   -----------     -----------     -----------
                                                       169,180         146,205          22,975          15.7 %
  Unitary Products Group                                60,698          40,262          20,436          50.8 %
  Bristol Compressors                                   25,405          29,002          (3,597)        (12.4)%
  General corporate expenses, eliminations, and
    other non-allocated items                          (79,858)        (44,037)        (35,821)         81.3 %
  Charges and other expenses                          (119,749)         (9,917)       (109,832)      1,107.5 %
  Gain (loss) on divestiture                               345         (10,319)         10,664         103.3 %
                                                   -----------     -----------     -----------
         Income from operations                    $    56,021     $   151,196     $   (95,175)        (62.9)%
                                                   -----------     -----------     -----------      --------

Global Applied

The net strengthening of global currencies, almost entirely in EMEA, increased net sales by $172 million or 6%. Our service business sales (service, parts, and replacement equipment) increased 15% to $1,057 million, of which 6% was due to currency. Commercial equipment sales were flat with higher sales levels in Asia offset by lower sales in the Americas and EMEA. Our pricing for large commercial equipment in the U.S. stabilized during 2003. Growth in Asia was mainly the result of the growing Chinese economy and to a lesser extent a mild recovery in other Asian economies. European commercial equipment markets declined in 2003.

The net strengthening of global currencies increased income from operations by $8.2 million, almost entirely in EMEA. Americas' increase is directly related to improved performance in Latin American countries where significant actions were taken to reduce operating costs by combining our former ESG and YRG businesses and improvement in markets, mainly Argentina. Additionally, improved equipment performance in Americas resulted from higher refrigeration product sales mainly to the food and beverage industry and cost reductions resulting from the relocation of assembly of large tonnage products, somewhat offset by continued large tonnage volume declines. Asia growth resulted from continued sales growth of equipment due mainly to China's economic growth and our strong market share in China. These increases were offset by declines in EMEA. Our EMEA decrease is primarily in the UK, Italy, Sweden and Germany, and is a direct result of lower equipment sales and competitive margin pressures in product and service markets.

Unitary Products Group (UPG)

UPG residential product sales improved, aided by the strength of the new home construction markets, and our light commercial sales were flat following spending patterns in commercial building. In 2003, we experienced an additional decline in sales of manufactured housing products. The manufactured housing market has declined steadily over the past three years. Overall, our air conditioning market share was generally flat compared to 2002.

The increase in income from operations was primarily due to $7.8 million related to improvements in production and logistics efficiencies in our Wichita factory and $20 million due to a more positive product mix, volume, and better pricing versus 2002. These increases were somewhat offset by $13.3 million of increased costs for steel and other operating expenses. Also included in the improvement was a 2002 write-off of a $5.9 million receivable related to a distributor that became insolvent.

Bristol Compressors (Bristol)

The decline in Bristol sales is primarily related to an 18% decrease in sales to international OEM customers and to a lesser extent, lower shipments to U.S. OEM manufacturers. In 2003, our new Benchmark compressor was introduced. Income from operations declined due to the continued decreases in larger applications and reductions in sales volume partially offset by steel cost increases.

General corporate expenses, eliminations and other non-allocated items

The increase in general corporate expenses, eliminations, and other non-allocated items was primarily due to $13.3 million for postretirement medical expenses, $10.5 million for incentive compensation expense, $6.4 million for IT project spending, and a net $5.6 million increase in other corporate and non-allocated costs including pension, insurance, minority interest, and corporate departments.

Charges and other expenses are as follows:

      (in thousands)                                                     2003        2002
      --------------                                                     ----        ----
By segment:
Global Applied:
  Americas                                                             $ 31,640    $    205
  EMEA                                                                   56,581       1,248
  Asia                                                                    2,989         209
                                                                       --------    --------
                                                                         91,210       1,662
Unitary Products Group                                                    9,654       6,771
Bristol Compressors                                                       2,135       1,466
Corporate                                                                16,750          18
                                                                       --------    --------
                                                                       $119,749    $  9,917
                                                                       --------    --------
By type:
Restructuring and other charges, net                                   $ 91,395    $   (111)
Restructuring and other charges reflected in cost of goods sold           5,484          88
Related operating expenses included in cost of goods sold                 8,828       7,658
Selling, general, and administrative expenses                            14,042       2,282
                                                                       --------    --------
                                                                       $119,749    $  9,917
                                                                       --------    --------

Restructuring and other charges related to the 2003 initiatives and the 2001 and 2000 initiatives are discussed in the Consolidated Operations section above. Operating expenses in 2003 related to the Americas' cost reduction actions and consisted of costs related to the relocation of certain product lines. SG&A expenses in 2003 included non-cash curtailment costs of $14 million related to the transition of certain U.S. defined benefit pension plans to defined contribution plans. In 2002, SG&A expenses included executive retirement costs of $2.3 million.

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

In the ordinary course of business, we enter into various types of transactions that involve contracts and financial instruments. We enter into these financial instruments to manage financial market risk, including foreign exchange, commodity price, and interest rate risk. Financial instruments are more fully discussed in Note 11 of Item 8. Financial Statements and Supplementary Data and under the caption "Market Risk" below.

The following tables summarize our contractual obligations and other commercial commitments as of December 31, 2004:

                                                                              PAYMENTS DUE BY PERIOD
          CONTRACTUAL OBLIGATIONS                               LESS THAN                                     AFTER 5
              (in thousands)                       TOTAL         1 YEAR        1-3 YEARS      4-5 YEARS        YEARS
          -----------------------                  -----        ---------      ---------      ---------       --------
Debt repayments                                 $  565,007     $   19,539     $  238,865     $  200,677     $  105,926
Operating leases                                   137,394         44,084         57,599         26,218          9,493
Information technology service contracts (a)       400,388         59,128        106,214         85,205        149,841
Unconditional purchase obligations (b)             125,138         75,138         50,000             --             --
Purchase orders in normal course of business       221,267        204,262         16,982             23             --
                                                ----------     ----------     ----------     ----------     ----------
Total contractual cash obligations              $1,449,194     $  402,151     $  469,660     $  312,123     $  265,260
                                                ----------     ----------     ----------     ----------     ----------

                                                              AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                TOTAL
      OTHER COMMERCIAL COMMITMENTS             AMOUNTS     LESS THAN                                OVER 5
             (in thousands)                   COMMITTED     1 YEAR      1-3 YEARS     4-5 YEARS      YEARS
      ----------------------------            ---------    ---------    ---------     ---------     ------
Standby letters of credit and surety bonds     $115,134     $112,246     $  2,882      $      1    $      5
Performance guarantees                          205,817      193,232        9,928         2,312         345
Commercial letters of credit                      2,724        2,724           --            --          --
Guarantee of affiliate debt (c)                  30,000           --           --            --      30,000
                                               --------     --------     --------      --------    --------
Total commercial commitments                   $353,675     $308,202     $ 12,810      $  2,313    $ 30,350
                                               --------     --------     --------      --------    --------

(a) Unconditional payments of $43.9 million are included in IT service contracts and have been excluded from the caption "Unconditional purchase obligations." We are currently renegotiating one of our information technology service contracts and expect to significantly reduce our future contractual obligation. This service contract represents $382 million of total information technology service contracts as of December 31, 2004.

(b) We own 50% of a small refrigeration company and are contingently obligated to purchase the remaining 50% no later than 2014. Our purchase commitment can be accelerated under certain circumstances. The purchase price will be determined based upon the profitability of the company but cannot be less than $5 million, which amount is included in the table.

(c) We and another company participate in a manufacturing joint venture, Scroll Technologies (Scroll). We have guaranteed our share of the indebtedness of Scroll. In the event Scroll would default on its debt obligation, we are required to assume 50% of Scroll's outstanding debt.

We have postretirement and postemployment benefit obligations to certain employees and former employees. We are obligated to make contributions to our pension plans and postretirement health and life insurance plans. We are unable to determine the amount of plan contributions due to the inherent uncertainties of obligations of this type, including timing, interest rate charges, investment performance and amounts of benefit payments. Consequently, contributions are not included in the contractual obligations table above. We expect to contribute $19.3 million to postretirement and postemployment plans in 2005. These plans and our estimates of future contributions and benefit payments are more fully described in Note 12 of Item 8. Financial Statements and Supplementary Data.

As of December 31, 2004, our accrued postretirement and postemployment obligations were $245.5 million. In determining these obligations we make a number of estimates such as discount rate, rate of compensation increase, expected return on plan assets, and rate of increasing health care costs. Changes in our assumptions could have a significant impact on our financial position, results of operations, and liquidity. A one-percentage point change in the discount rate would impact postretirement and postemployment benefit expense by approximately $8.2 million, and impact postretirement and postemployment benefit obligation by approximately $112.3 million. A one-percentage point change in the estimated rate of return on plan assets would impact postretirement and postemployment benefit expense by approximately $4.8 million. A one-percentage point increase in assumed health care cost trend rates would have increased our expense in 2004 $1.3 million and increased our postretirement benefit obligations $20.5 million.

WORKING CAPITAL

                                                                                      DOLLAR         PERCENT
                (in thousands)                             2004          2003         CHANGE          CHANGE
                --------------                             ----          ----         ------         -------
Current assets:
 Cash and cash equivalents                              $   42,881    $   49,650    $   (6,769)       (13.6)%
 Receivables, net                                          804,141       662,525       141,616         21.4 %
 Inventories                                               615,131       512,714       102,417         20.0 %
 Prepayments and other current assets                      144,489       137,342         7,147          5.2 %
                                                        ----------    ----------    ----------
  Total current assets                                  $1,606,642    $1,362,231    $  244,411         17.9 %
                                                        ----------    ----------    ----------
Current liabililties:
 Notes payable and current portion of long-term debt    $   19,539    $   30,755    $  (11,216)       (36.5)%
 Accounts payable and accrued expenses                   1,144,464       932,266       212,198         22.8 %
 Income taxes                                               40,829        45,035        (4,206)        (9.3)%
                                                        ----------    ----------    ----------
  Total current liabilities                              1,204,832     1,008,056       196,776         19.5 %
                                                        ----------    ----------    ----------
Working capital                                         $  401,810    $  354,175    $   47,635         13.4 %
                                                        ----------    ----------    ----------        -----

During 2004, the Euro and other European currencies appreciated significantly against the U.S. dollar. The impact of the net strengthening of foreign currencies on working capital is quantified within the respective captions below where significant.

Receivables

Receivables increased due to the overall increase in sales, foreign currency translation ($32.3 million), and mix of international sales with longer payment terms, partially offset by initiatives to improve cash collections. Average days sales outstanding remained at 50 days due to the offsetting effects of increased sales and cash collection initiatives.

Inventories

The rise in inventory levels was due to increased production to support current backlog in Global Applied, increased steel and copper commodity costs, foreign currency translation ($18.1 million), and strategies to manage business and component cost risk. We attempt to reduce the business risk related to inefficient IT implementations by increasing finished goods inventory prior to implementation. At the end of the third quarter, UPG manufactured additional finished goods inventory in order to meet demand in the event the implementation of the IT system caused production slow-downs. In addition, we partially mitigated the impact of expected higher component costs by purchasing additional components prior to the effective date of announced vendor price increases. In the fourth quarter of 2004, Bristol purchased additional motors to reduce the impact of vendor price increases that went into effect on January 1, 2005. Inventory turns decreased to 6.3 from 6.5 due to the aforementioned factors.

Prepayments and Other Current Assets

Prepayments and other current assets increased mainly due to appreciation in our foreign currency forward and commodity swap contracts ($10.2 million) and short term deferred income taxes ($5.8 million) partially offset by reduced prepaid insurance ($13.7 million). The fair value of our foreign currency forward and commodity swap contracts increased due to changes in foreign currency and commodity market prices. Our financial instruments are more fully described in
Note 11 of Item 8. Financial Statements and Supplementary Data. Our deferred taxes are more fully described in Note 14 of Item 8. Financial Statements and Supplementary Data.

Accounts Payable and Accrued Expenses

The increase is due to foreign currency translation ($40.1 million); higher trade payables related to higher inventory levels; increased variable accrued expenses resulting from sales growth; and the current portion of the accrual for the UPG furnace and inspection remediation program. These increases were partially offset by a net decrease in restructuring accruals ($14.9 million). Restructuring accruals were the direct result of the 2004 and 2003 restructuring initiatives. Remaining accruals are expected to be utilized in 2005. Other payables and accruals increased due to increases in IT infrastructure spending and freight costs.

CASH FLOWS

Our operating cash flows funded our liquidity and capital resource needs in 2004, 2003 and 2002. We expect 2005 operating cash flows to be slightly higher than 2004. Seasonal working capital needs of approximately $100 million in the first half of 2005 are expected to be satisfied by a combination of uncommitted credit lines and committed bank lines of credit from our $400 million Five Year Credit Agreement. Positive net cash flow will be first applied to pay down committed lines of credit to ensure maximum availability of committed sources of capital.

Operating Activities

We generated $128.9 million of cash from operating activities in 2004. Net cash flows of $21.7 million were consumed from the change in assets and liabilities net of effects from acquisitions and divestitures. Remaining cash flows of $150.6 million were generated from our results of operations. Operating cash flows were utilized to fund our investing and financing activities.

We have consumed cash flows from the change in assets and liabilities net of effects from acquisitions and divestitures of $21.7 million in 2004, and generated $41.3 million, and $76.4 million, in 2003 and 2002, respectively. Our use of cash in 2004 reflects working capital increases, as discussed above. These increases in working capital were primarily in receivables and inventory, offset partially by increases in accounts payable and accrued expenses. In 2005, we do not expect to generate cash flows from reductions in working capital due to continued increases in raw material and component costs and the continued growth of our business.

Investing Activities

Cash used in investing activities of $80.1 million was mainly comprised of capital expenditures of $82.7 million for IT systems and replacement of manufacturing equipment. Capital expenditures are expected to be $95 million in 2005, an increase of $12.3 million mainly due to increased investment in manufacturing equipment to produce 13 SEER unitary products.

Financing Activities

Cash used in financing activities of $56 million included $46.4 million of net debt payments and $33.2 million of common stock dividend payments partially offset by proceeds from issuance of common stock of $23.6 million. Net debt payments are consistent with our stated goals to reduce debt obligations. We do not anticipate the issuance of additional senior notes or purchase of our common stock during 2005. We paid annual cash dividends of $0.80 per share in 2004 and $0.60 per share in 2003 and 2002. We currently expect 2005 dividends to be consistent with 2004. Proceeds from issuance of common stock represents cash received from employee stock purchases and exercise of stock options under our employee stock plans. Employee stock plans include the 1992 Employee Stock Purchase Plan (ESPP), as amended, the 2002 Omnibus Stock Plan (2002 Plan), and the Amended and Restated 1992 Omnibus Stock Plan (1992 Plan). The ESPP authorizes employees to purchase up to 3 million shares of our common stock, inclusive of 0.5 million shares authorized by the stockholders in May 2004. The 2002 Plan was approved by shareholders in May 2002 and authorized the issuance of up to 3.8 million shares of our common stock as stock option or restricted stock awards. As of December 31, 2004, 0.4 million and 1.9 million shares remained available for purchase or grant under the ESPP and 2002 Plan, respectively. The 1992 Plan, which authorized the issuance of up to 8.4 million shares, expired in August 2002 and the remaining shares of 0.9 million were cancelled.

Our financing activities have used cash of $56 million, $114.8 million, and $133.2 million in 2004, 2003, and 2002, respectively. The declining trend is mainly attributable to the changes in working capital discussed above. As our business grows and we make additional investments, less cash is used by financing activities.

BORROWINGS AND AVAILABILITY

Total indebtedness was $565 million as of December 31, 2004, primarily consisting of $500 million of senior notes and $31.8 million outstanding under domestic bank lines. The senior notes mature at dates ranging from 2006 to 2012 and carry fixed rates ranging from 5.8% to 6.7% ($200 million of which was swapped to floating rates).

The following table summarizes the terms of our lines of credit:

                                  LIMIT                  AVAILABILITY (a)
                         DEC. 31,      DEC. 31,      DEC. 31,      DEC. 31,                   BORROWING        ANNUAL
  (in thousands)           2004          2003          2004          2003         EXPIRES      RATE (b)          FEE
  --------------         --------      --------      --------      --------       -------     ---------        ------
Five Year
Credit                                                                            May 29,       LIBOR +
Agreement                $400,000      $400,000      $400,000      $400,000        2006         1.175%           0.2%

364-Day
Credit                                                                           March 11,      LIBOR +
Agreement (c)             200,000       200,000       200,000       200,000        2006          0.85%          0.15%

Domestic                                                                          Uncom-
bank lines                160,000       135,000       128,150       110,000       mitted        Various           --

Non-U.S
bank credit                                                                       Uncom-
facilities                443,247       355,246       295,544       246,298       mitted        Various           --

(a) Availability is reduced for outstanding borrowings and bank guarantee and letters of credit usage.

(b) The one-month LIBOR (London Interbank Offering Rate) rate was 2.38% and 1.10% as of December 31, 2004 and December 31, 2003, respectively.

(c)   We renewed our 364-Day Credit Agreement in March 2005.

We expect to renew the Five Year Credit Agreement prior to expiration. If we are unable to renew or replace the agreement, any amounts outstanding, including amounts outstanding under domestic bank lines, will be reported in current liabilities in our consolidated balance sheet and reduce our working capital.

The Five Year Credit Agreement and 364-Day Credit Agreement (collectively, the Agreements) contain financial covenants requiring us to maintain certain financial ratios and standard provisions limiting leverage and liens. We were in compliance with these financial covenants as of December 31, 2004 and 2003. We have access to bank lines of credit and have the ability to borrow under the Agreements as long as we continue to meet the financial covenants or until expiration of these arrangements. The primary financial covenants are the earnings before interest, taxes, depreciation, and amortization (EBITDA) interest coverage and the debt to capital ratio, as defined under the Agreements. As of December 31, 2004, our EBITDA interest coverage was 5.16 times, exceeding the minimum requirement of 3.5 times. As of December 31, 2004, our debt to capital ratio, as defined in the Agreements, was 39%, below the maximum allowed of 50%.

We also maintain an annually renewable revolving facility under which we sell certain trade receivables. (See Off-Balance Sheet Arrangements section below.)

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements are comprised of a trade receivable revolving facility and operating leases.

Trade Receivable Revolving Facility

Pursuant to the terms of an annually renewable revolving facility, we sell certain of our trade receivables to a wholly-owned consolidated subsidiary, York Receivables Funding LLC (YRFLLC). In turn, YRFLLC sells, on a revolving basis, undivided ownership interests in the purchased trade receivables to bank administered asset-backed commercial paper vehicles. In May 2004, we amended the facility, increasing the availability from $150 million to $200 million. We continue to service sold trade receivables. No servicing asset or liability has been recognized as our cost to service sold trade receivables approximates the servicing income.

In accordance with the facility, YRFLLC has sold $135 million and $150 million of undivided interests in trade receivables as of December 31, 2004 and 2003, respectively, resulting in a reduction of receivables reflected in our consolidated balance sheets. The discount rate on trade receivables sold was 2.38% and 1.12% as of December 31, 2004 and 2003, respectively. The program fee on trade receivables sold was 0.40% and 0.50% as of December 31, 2004 and 2003, respectively.

The bank-administered commercial paper vehicles that purchase the YRFLLC trade receivables provide a lower cost of funds than the committed credit lines. We expect to renew the revolving facility at a level equal to or greater than $200 million.

The trade receivable balances reflect the seasonal nature of the business segments in which we are a competitor. Receivable balances reach a peak in the second quarter then continue to decline until the end of the first quarter. On a seasonal basis the total receivable balance has trended downward for the past two years and as a result we have reduced the amount outstanding accordingly. We believe the trade receivable program is an effective source of financing at current competitive rates. While we do not anticipate making major changes to this agreement, we do not believe any changes would have a significant impact on our liquidity.

Operating Leases

Operating leases provide us with the flexibility to use property, plant and equipment without assuming ownership and related debt. Operating leases reduce our risk associated with disposal and residual fair value of property, plant and equipment at the end of the lease. Our contractual obligations under operating leases are included in the summary of contractual obligations in the "Liquidity and Capital Resources" section above.

OUTLOOK

Overall, we expect 2005 revenues and net income to exceed 2004 results without considering the effects of new accounting standards. We anticipate 2005 net income to improve in dollars and as a percent of net sales. We expect increased revenue in our service business (services, parts and replacement equipment) within Global Applied; modest growth in Asia, Americas, and UPG; and stability at Bristol partially offset by an overall decline in EMEA equipment revenue. Our expectations are challenged by the continual rise in commodity costs, principally steel and copper. We have announced general selling price increases that we expect will mitigate the expected rise in raw material and component costs. We expect incremental raw material and component cost increases in 2005 of $100 million above 2004 levels, without considering realization of selling price increases. Our pricing actions are expected to fully offset expected rising commodity costs.

Global Applied

We have positioned our service business for further growth as a result of our large installed base, service capabilities and our focus on multi-site commercial service arrangements. Our service business sales are expected to grow 10% or more in 2005 as we leverage our service business model. Inefficiencies resulting from the deployment of YORKConnect are expected to continue to negatively impact income from operations in the first half of 2005 on a year over year basis. We believe the benefits of YORKConnect will be realized starting in 2006.

We expect continued growth and market share gain in the middle market product lines. Americas is expected to continue benefiting from new air handling and chiller products introduced in 2004 and strength in Latin American economies. Pricing for large commercial equipment in the United States is expected to remain consistent with 2004 levels based upon current backlog and slightly higher new orders. Anticipated Asia growth is mainly the result of the growing Chinese economy. China's economic and commercial construction expansion continues to drive demand for large commercial equipment and, as a result, our sales growth rate in China is expected to be twice the growth rate of the Chinese economy again in 2005. Large commercial equipment sales are expected to be robust in the Middle East as substantial investments are being made in the region. European commercial equipment markets declined in 2003 and 2004 and are expected to continue to decline in 2005 due to general economic conditions. We expect pricing pressures in EMEA and China.

Unitary Products Group

UPG growth is expected from continued strength in the U.S. light commercial and residential markets and replacement markets demand for our recently introduced products. Residential construction and replacement activity was strong in 2004 and we expect our residential sales to be in line with market expectations in 2005.

Bristol

Bristol revenue is expected to remain at 2004 levels as sales of the new "Benchmark" compressor begin to replace older compressor technologies. The expectation is that Bristol will ship fewer compressors to international OEMs, but price increases will offset this revenue reduction.

Information Technology Projects

We expect investments in business applications and global IT infrastructure to remain consistent with 2004. These investments will leverage our cost structure, achieve operational efficiencies, and enhance supply chain capabilities. These investments are necessary to standardize global processes and enable future growth.

Financing Costs and Income Taxes

We expect higher net interest expense due to rising average borrowing rates. Our tax rate is expected to be 27% for 2005 based upon current estimated income levels and employed tax strategies. Our tax rate does not include the effects, if any, from the special one-time dividends received deduction on the repatriation of certain foreign earnings as allowed by the American Jobs Creation Act of 2004.

Cash Flow

We anticipate positive cash flow of approximately $55 million in 2005 before dividends, acquisitions, divestitures, and net debt payments. We expect capital expenditures to be approximately $95 million and depreciation and amortization expense of approximately $79 million. The higher level of capital spending is directly related to manufacturing equipment to produce 13 SEER unitary products. In addition, we currently anticipate paying annual dividends of approximately $34 million in 2005 consistent with 2004.

Other

As a result of the appreciation of our common stock price, we expect an increase in our average shares outstanding in 2005 due to the dilutive impact of stock options.

INFLATION

We believe inflation, other than rising raw material costs, has not had a significant impact on our consolidated results of operations for the periods presented. We were able to substantially offset the effect of inflation through our cost reduction programs implemented in 2003. We do not anticipate inflation having a significant impact on our future consolidated results of operations. However, as we enter 2005, steel and copper prices continue to increase, and represent an inflationary risk. See discussion on commodity price risk in the Market Risk section (Item 7a. Quantitative and Qualitative Disclosure About Market Risk).

CYCLICALITY

We are exposed to cyclicality, particularly as it relates to new construction. Generally, Global Applied is impacted by changes in commercial construction, while UPG and Bristol are impacted by residential construction. Exposure to cyclicality is partially mitigated by our emphasis on the service, repair, and replacement market. As the installed base of HVAC&R equipment has grown and aged, we derive a significant portion of our revenue from the service, repair, and replacement market. In 2004, 2003, and 2002 on a worldwide basis, service, repair, and replacement end-use application sales accounted for an estimated 44%, 48%, and 46%, respectively, of our net sales, while new construction revenue accounted for the remainder.

SEASONALITY

Sales of UPG equipment historically have been seasonal. Demand for residential air conditioning equipment in the new construction and replacement market varies according to the season, with increased demand generally in the summer months. Demand in the residential replacement market generally peaks in early summer for air conditioners and in the fall for furnaces. Similarly, demand for hermetic compressors in the original equipment market generally increases from January through July as manufacturers increase production to meet anticipated seasonal demand. Requirements for service and repair parts for HVAC products and the refrigeration contracting business also increase during summer months. The overall effect of seasonality is partially mitigated by sales of our Global Applied equipment, for which demand is less seasonal.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Preparation of our consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Many of the estimates require us to make significant judgments and assumptions. Actual results could differ from our estimates and could have a significant impact to our consolidated results of operations, financial position, and cash flows. We consider the estimates used to account for warranty, postretirement and postemployment benefits, income taxes, and the impairment of long-lived assets and goodwill our most significant judgments.

We base many of our assumptions on our historical experience, recent trends, internal budgets, and forecasts. We develop our budgets and forecasts based upon current and historical operating performance, expected industry and market trends, and expected overall economic conditions. Our assumptions about future experience, cash flows, and profitability require significant judgment since actual results have fluctuated in the past and are expected to continue to do so.

Warranty

We sell equipment with standard and extended warranties. Warranties include extended warranty contracts sold to customers to increase the warranty period beyond the standard period. Our warranty policies require us to estimate warranty costs. Generally, estimated warranty costs are calculated as the ratio of historical warranty costs to historical actual sales from the most recent five fiscal years. When no warranty history is available for new or reengineered products, estimated warranty costs are based upon the warranty history of similar products. We estimate warranty costs for any known defects separately (see Note 1 of Item 8. Financial Statements and Supplementary Data regarding the UPG furnace inspection and remediation program). Warranty costs include the cost of labor and parts to repair equipment under warranty. Differences between our estimates and actual cost of labor or parts, frequency of repairs, or defects could have a significant impact to our consolidated results of operations, financial position, and cash flows.

Postretirement and Postemployment Benefits

We provide postretirement and postemployment benefits to certain of our employees and former employees. Our postretirement and postemployment benefit plans provide pension, salary continuance, severance, life insurance, and health care. The actual amounts of benefits we pay are ultimately based upon each employee's years of service, total amount of compensation during employment, and medical services provided. We fund most of our pension plans by contributing assets to a trust that invests those assets in various stocks, bonds, and other investments. We accrue estimated postretirement and postemployment benefits over the period of service or at the date of the event triggering benefits.

When calculating our projected postretirement and postemployment liabilities, we must make a number of estimates such as discount rate, rate of compensation increase, expected return on plan assets, and rate of increasing health care costs (see Note 12 of Item 8. Financial Statements and Supplementary Data regarding our calculation of our projected postretirement and postemployment liabilities). Our estimates are based upon prevailing interest rates and current market conditions, as well as, health care cost and compensation trends. Differences between our estimates of future investment returns and actual returns could have a significant effect on future expense and funding requirements. Similarly, differences between our calculations of future benefits and actual benefits could also have a significant impact to our consolidated results of operations, financial position, and cash flows.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law. The Act provides for prescription drug benefits to retirees and federal subsidies to sponsors of certain retiree health-care plans (see Note 12 of Item 8. Financial Statements and Supplementary Data regarding the effects of these subsidies in our postretirement and postemployment benefits).

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance to the amount that more likely than not will be realized.

We assess the recoverability of deferred tax assets based upon our estimated future taxable income and our tax strategies. Our estimated future taxable income is based upon our internal budgets and forecasts. Differences between our estimates and actual taxable income could have a significant impact to our consolidated results of operations and financial position.

We also recognize a liability for expected tax contingencies. We assess the liability based on our review of various tax issues and internal and external interpretations of tax law. Differences between our estimates and actual future tax payments could have a significant impact to our consolidated results of operations, financial position, and cash flows.

Our income tax provision is impacted by several factors, including, but not limited to, the geographical distribution of our pre-tax income, the extent to which tax holidays may apply, changes in tax legislation in the various jurisdictions where we operate, and estimates of future results and their impact on the recoverability of deferred tax assets.

Impairment of Long-Lived Assets and Goodwill

We review long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the recoverability of the carrying amount of an asset or asset group should be assessed. We assess the carrying amount of the asset or asset group by comparing the carrying amount to our estimate of future cash inflows, net of outflows. If the estimated net cash inflows are less than the asset carrying amount, the asset is written down to fair value. Fair value is based upon quoted market prices, if available. When quoted market prices are not available, we estimate fair value based upon the selling prices of similar assets or valuation techniques. We must estimate the net future cash inflows to assess the recoverability of an asset or asset group, and its fair value. Our estimates are based upon our internal budgets and forecasts. A change in the utilization of our assets or a decision to exit certain product lines or manufacturing locations could impact our estimates of future cash flows. A decrease in estimated future cash flows could reduce the fair values of long-lived assets, increasing the likelihood of impairment, which could have a significant impact to our consolidated results of operations and financial position.

We are required to test goodwill for impairment at least annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a segment below its carrying amount. We identify potential goodwill impairment by comparing the fair value of a segment with its carrying amount, including goodwill. If the fair value of a segment exceeds its carrying amount, goodwill of the segment is not considered impaired. If the carrying amount of a segment exceeds its fair value, the amount of goodwill impairment loss, if any, must be measured. We measure the amount of goodwill impairment loss by comparing the implied fair value of segment goodwill with the carrying amount of that goodwill. If the carrying amount of the segment goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized as an operating expense.

A goodwill impairment test requires us to estimate the fair value of our segments. We estimate reporting unit fair value using a discounted cash flow and market-multiple approach. In estimating future cash flows, we use our internal budgets and forecasts.

In the second quarter of 2002, we completed the transitional goodwill impairment test. As required, the transitional goodwill impairment test was performed as of January 1, 2002. The transitional goodwill impairment test resulted in an impairment charge in our former YRG reporting unit. The projected financial performance of YRG, which includes the entities acquired in the Sabroe acquisition, was insufficient to support the related goodwill as of January 1, 2002.

We completed our annual goodwill impairment test in the fourth quarter of 2004. Our 2004 annual goodwill impairment test indicated that the estimated fair values of our segments exceeded carrying amounts. As a result, no goodwill impairment was recognized. A decrease in estimated future cash flows or profitability would reduce the fair values of our segments and increase the likelihood of goodwill impairment which could have a significant impact to our consolidated results of operations and financial position.

Management has discussed the development and selection of critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed this disclosure.

NEW AND PROPOSED ACCOUNTING STANDARDS

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) became law. The Act provides for prescription drug benefits to retirees and federal subsidies to sponsors of certain retiree health-care plans. In May 2004, the Financial Accounting Standards Board (FASB) issued Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP 106-2), effective for the first interim or annual period beginning after June 15, 2004. We have determined that certain of our postretirement benefit plans providing prescription drug benefits are actuarially equivalent to Medicare Part D and have elected to recognize the effects of the Act by implementing the provisions of FSP 106-2 retroactively as of January 1, 2004. We have reduced our accumulated postretirement benefit obligation (APBO) for the effect of the subsidy related to benefits attributed to past service by $7.8 million. This is reflected as a decrease in unrecognized net actuarial losses and will be amortized over current and future periods. In addition, the subsidy will reduce interest costs on the APBO. The total effect of the subsidy on the measurement of net periodic benefit cost for 2004 was $1.3 million, consisting of lower amortization of actuarial losses of $0.8 million and lower interest costs of $0.5 million.

In October 2004, the American Jobs Creation Act of 2004 became law. The act provides tax relief to U.S. domestic manufacturers by providing a tax deduction up to nine percent (when fully phased-in) of the lesser of (a) "qualified production activities income," as defined in the act, or (b) taxable income after the deduction of the utilization of net operating loss carryforwards. In December 2004, the FASB issued Staff Position No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," effective upon issuance. The standard provides guidance that the deduction should be accounted for as a special deduction in accordance with SFAS No. 109. We believe the impact of adoption will be immaterial to our consolidated financial statements.

In addition to the tax deduction provided by the American Jobs Creation Act of 2004, the act also allows a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. In December 2004, the FASB issued Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." The staff position allows companies time beyond the financial reporting period of enactment to evaluate the effect of the act on its plan for reinvestment or repatriation of foreign earnings and requires disclosures for reasons why a company has not completed its evaluation of the repatriation provision for purposes of applying SFAS No. 109 (see Note 14 of Item 8. Financial Statements and Supplementary Data regarding our evaluation of the effect of the act).

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." This standard amends the guidance in Accounting Research Bulletin No. 43, and requires the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material to be treated as current-period charges. In addition, the standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for inventory costs incurred beginning July 1, 2005. This standard is not expected to materially impact our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." This standard addresses the accounting for share-based compensation in which we exchange employee services for (a) our equity instruments or (b) liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of our equity instruments. Under the standard, we will recognize compensation cost for share-based compensation issued to or purchased by employees under our stock-based compensation plans using a fair-value-based method effective July 1, 2005. The impact the standard will have on our consolidated financial statements is not known at this time; however, it may reduce net income and earnings per share similar to the amounts disclosed in Note 1 of Item 8. Financial Statements and Supplementary Data.

FORWARD-LOOKING INFORMATION - RISK FACTORS

This document contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" under the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide management's current expectations or plans for the future operating and financial performance based on assumptions currently believed to be valid.

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

-     Events that create a negative image for our trademarks

-     Work stoppages

      -     Price and availability of raw materials, components, and energy

      -     Realization of benefits from our cost reduction initiatives

      - Changes in individual country or regional economies, including but not limited to, Latin America, Middle East, and China

      -     Acts of war or terrorism

      -     Changes in commercial and residential construction markets

      -     Significant changes in customer orders

      -     Significant product defects or failures

      -     Failure to successfully implement IT systems

      - Unfavorable outcome of our UPG furnace inspection and remediation program including, but not limited to, significant changes in assumptions used to estimate our repair costs

      - Changes in tax legislation in jurisdictions where we have significant operations

Unseasonably cool weather in various parts of the world could adversely affect our Global Applied air conditioning businesses and, similarly, unseasonably cool weather in the U.S. could impact our UPG and Bristol compressor business. Bristol and UPG are also impacted by the successful development, introduction, and customer acceptance of new products. The Global Applied air conditioning business could also be affected by a further slowdown in the large chiller market and by the acceptance of new product introductions. Global Applied could be negatively impacted by reductions in commercial construction and the establishment of new entrants into the applied systems China market impacting our ability to continue to grow at current levels. Our ability to effectively implement price increases to offset higher costs is dependent on market conditions and the competitive environment. The financial position and financial results of our foreign locations could be negatively impacted by the translation effect of currency fluctuations and by political changes including nationalization or expropriation of assets. In addition, our overall performance could be affected by declining worldwide economic conditions or slowdowns resulting from world events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

We are exposed to market risk associated with changes in foreign currency exchange rates, certain commodity prices, and interest rates.

We do not typically hedge our market risk exposures beyond three years and do not anticipate any material changes in our primary market risk exposures in 2005. We do not hold or issue derivative instruments for trading purposes.

We mitigate the risk that the counter-party to currency, commodity, and interest rate financial instruments will fail to perform by only entering into financial instruments with major international financial institutions. Financial instruments are more fully discussed in Note 11 of Item 8. Financial Statements and Supplementary Data.

Currency Rate Risk

We have manufacturing facilities in eight foreign countries and our products are sold in over 125 countries throughout the world. As a result, we are exposed to movements in various currencies against the U.S. dollar and against the currencies in which we manufacture. The major foreign currencies in which foreign currency risks exist are the Euro, Danish Krone, British Pound Sterling, Chinese Renminbi, Hong Kong Dollar, Canadian Dollar, Mexican Peso, and Brazilian Real.

Based on a sensitivity analysis of our estimated 2005 foreign exchange currency exposures, a uniform 10% strengthening of the value of the U.S. dollar against these foreign exchange currency exposures is estimated to result in a $13.8 million reduction in 2005 forecasted income from operations when translated from functional currencies. In addition to its direct effect, changes in foreign currency exchange rates will also potentially affect future sales volumes, foreign currency sales prices, and hedging strategies. The sensitivity analysis described above does not reflect these potential changes.

We manage our foreign currency risks by hedging our foreign currency exposure with foreign currency forward contracts and purchased option contracts. Through our foreign currency hedging activities, we seek to minimize the risk that cash flows resulting from the sale of products manufactured in a currency different from the currency used by the selling subsidiary will be affected by changes in foreign currency exchange rates. We do not, however, hedge foreign exposures that are considered immaterial or in highly correlated currencies. Foreign currency derivative instruments (forward contracts) are matched to the underlying foreign currency exposures and are executed to minimize foreign exchange transaction costs.

The functional currency for the majority of our foreign operations is the applicable local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in currency translation adjustments in accumulated other comprehensive losses. We issued Danish Kroner denominated, retail notes as a hedge to protect the value of a portion of our net investment in a Danish subsidiary. The notes were repaid in full in 2004. The gains and losses on a foreign denominated debt instrument designated as a hedge of a net investment are recorded in accumulated other comprehensive losses; therefore, the gains and losses of the Danish Kroner denominated retail notes offset a portion of the change in net assets of our investment in a Danish subsidiary. We redeemed the 250 million Danish Kroner denominated retail notes in October 2004. Based on a sensitivity analysis of our December 31, 2004 foreign functional currency balance sheets, a uniform 10% strengthening of the value of the U.S. dollar would increase other comprehensive losses by $54.8 million.

Commodity Price Risk

We purchase raw material commodities and are at risk for fluctuations in the market price of those commodities. In connection with the purchase of major commodities, principally copper for manufacturing requirements, we enter into commodity swap contracts to effectively fix our cost of the commodity. These contracts require each settlement between us and our counter-party to coincide with cash market purchases of the actual commodity.

Interest Rate Risk

We manage our interest rate risk by entering into both fixed and variable rate debt at the lowest possible costs. Short-term borrowings, typically bank loans, are entered into and renewed in the ordinary course of business and have maturity dates that support seasonal working capital needs. Our non-U.S. subsidiaries maintain bank credit facilities for borrowings in their functional currency. In addition, we enter into interest rate swap contracts in order to achieve a balanced mix of fixed and variable rate indebtedness.

The following table provides information, as of December 31, 2004, concerning our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates. For interest rate swaps, the table presents notional principal amounts and weighted average interest rates by contractual maturity dates.

Notional amounts are used to calculate the contractual payments to be exchanged under the interest rate swaps. Weighted average variable rates are generally based on LIBOR as of the reset dates. The cash flows of these instruments are denominated in a variety of currencies. The information is presented in U.S. dollar equivalents.

PRINCIPAL PAYMENTS AND INTEREST RATE DETAIL BY CONTRACTUAL MATURITY DATES

                                                                                                              FAIR VALUE
                                                                                                              (ASSETS)/
(in thousands)                      2005     2006      2007     2008     2009    THEREAFTER       TOTAL      LIABILITIES
--------------                    -------  --------  -------  --------   ------  ----------     ---------    -----------
Short-term debt

Variable rate (U.S. dollars)      $   425  $     --  $    --  $     --   $   --  $       --     $     425    $      425
   Average interest rate             2.89%       --       --        --       --          --
Variable rate (other currencies)  $15,786  $     --  $    --  $     --   $   --  $       --     $  15,786    $   15,786
   Average interest rate             5.41%       --       --        --       --          --

Long-term debt

Fixed rate (U.S. dollars)         $ 2,145  $204,945  $   280  $200,298   $   --  $  104,043     $ 511,711    $  537,921
   Average interest rate             2.36%     6.63%    6.36%     6.70%      --        5.80%
Fixed rate (other currencies)     $ 1,175  $  1,253  $   332  $    191   $  188  $    1,883     $   5,022    $    5,022
   Average interest rate             6.80%     7.43%    7.80%     7.12%    7.12%       6.94%
Variable rate (U.S. dollars)      $     8  $ 31,952  $   103  $     --   $   --  $       --     $  32,063    $   32,063
   Average interest rate (a)         5.25%     1.59%    5.25%       --       --          --

Interest Rate Derivatives

Fixed to variable rate interest
  rate swaps (U.S. dollars)       $    --  $100,000  $    --  $     --   $   --  $  100,000     $ 200,000    $   (8,725)
   Average pay rate (b)                --        --       --        --       --          --
   Average receive rate                --      6.63%      --        --       --        5.80%

(a) Variable rate specified is based upon LIBOR plus the specified margin over LIBOR.

(b) The average pay rate is based upon the 6-month LIBOR rate and is reset biannually. The applicable LIBOR rate was 2.2% as of December 31, 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a - 15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under that framework we concluded our internal control over financial reporting, as of December 31, 2004, was effective. KPMG LLP, an independent registered public accounting firm, has issued an attestation report, included herein, on our assessment of the effectiveness of our internal control over financial reporting, as of December 31, 2004.

York International Corporation

March 14, 2005

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
York International Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting that York International Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). York International Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that York International Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, York International Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of York International Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 2004, and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Harrisburg, Pennsylvania
March 14, 2005

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
York International Corporation:

We have audited the accompanying consolidated balance sheets of York International Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of York International Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of York International Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for variable interest entities in 2003 and its method of accounting for goodwill and other intangible assets in 2002.

/s/ KPMG LLP

Harrisburg, Pennsylvania
March 14, 2005

                           CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 31,
(in thousands, except per share data)                              2004             2003
-------------------------------------                          ------------     ------------
ASSETS
Current assets:
   Cash and cash equivalents                                   $     42,881     $     49,650
   Receivables, net                                                 804,141          662,525
   Inventories:
     Raw material                                                   167,089          138,108
     Work in progress                                               143,799          135,544
     Finished goods                                                 304,243          239,062
                                                               ------------     ------------
        Total inventories                                           615,131          512,714
   Prepayments and other current assets                             144,489          137,342
                                                               ------------     ------------
        Total current assets                                      1,606,642        1,362,231
                                                               ------------     ------------

Deferred income taxes                                               152,259          133,298
Investments in affiliates                                            35,725           28,200
Property, plant, and equipment, net                                 556,629          541,118
Goodwill                                                            542,851          529,182
Intangibles, net                                                     39,357           36,744
Deferred charges and other assets                                    76,952           99,050
                                                               ------------     ------------
Total assets                                                   $  3,010,415     $  2,729,823
                                                               ------------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of long-term debt         $     19,539     $     30,755
   Accounts payable and accrued expenses                          1,144,464          932,266
   Income taxes                                                      40,829           45,035
                                                               ------------     ------------
        Total current liabilities                                 1,204,832        1,008,056
                                                               ------------     ------------

Long-term warranties                                                 49,379           46,888
Long-term debt                                                      545,468          582,027
Postretirement and postemployment benefits                          226,213          233,841
Other long-term liabilities                                         105,660           82,611
                                                               ------------     ------------
        Total liabilities                                         2,131,552        1,953,423
                                                               ------------     ------------

Commitments and contingencies

Stockholders' equity:
   Common stock $.005 par value; 200,000 shares authorized;
     issued 46,666 shares in 2004 and 46,248 shares in 2003             233              231
   Additional paid-in capital                                       743,790          732,339
   Retained earnings                                                347,609          299,195
   Accumulated other comprehensive losses                           (25,902)         (51,597)
   Treasury stock, at cost; 4,895 shares in 2004 and
     5,420 shares in 2003                                          (179,943)        (200,856)
   Unearned compensation                                             (6,924)          (2,912)
                                                               ------------     ------------
     Total stockholders' equity                                     878,863          776,400
                                                               ------------     ------------
Total liabilities and stockholders' equity                     $  3,010,415     $  2,729,823
                                                               ------------     ------------

The accompanying notes are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                 YEARS ENDED DECEMBER 31,
(in thousands, except per share data)                                                      2004           2003           2002
-------------------------------------                                                  ------------   ------------   ------------
Net sales:
   Products                                                                            $  4,040,756   $  3,648,386   $  3,459,038
   Services                                                                                 469,387        427,668        384,335
                                                                                       ------------   ------------   ------------
   Net sales                                                                              4,510,143      4,076,054      3,843,373
                                                                                       ------------   ------------   ------------
Cost of goods sold:
   Products                                                                              (3,286,427)    (2,942,720)    (2,793,895)
   Services                                                                                (392,899)      (350,084)      (321,726)
                                                                                       ------------   ------------   ------------
   Cost of goods sold                                                                    (3,679,326)    (3,292,804)    (3,115,621)
                                                                                       ------------   ------------   ------------
        Gross profit                                                                        830,817        783,250        727,752
Selling, general, and administrative expenses                                              (701,629)      (636,179)      (566,348)
Restructuring and other charges, net                                                         (1,007)       (91,395)           111
Gain (loss) on divestiture                                                                       --            345        (10,319)
                                                                                       ------------   ------------   ------------
        Income from operations                                                              128,181         56,021        151,196
Interest expense, net                                                                       (41,773)       (47,535)       (48,485)
Equity in earnings of affiliates                                                              8,569          5,582          4,180
                                                                                       ------------   ------------   ------------
        Income before taxes and cumulative effect of changes in accounting principles        94,977         14,068        106,891
Provision for income taxes                                                                  (13,398)        (2,653)       (25,715)
                                                                                       ------------   ------------   ------------
        Income before cumulative effect of changes in accounting principles                  81,579         11,415         81,176
Cumulative effect of changes in accounting principles, net of tax of
     $10,686 in 2003 and $0 in 2002                                                              --        (15,413)      (179,436)
                                                                                       ------------   ------------   ------------
Net income (loss)                                                                      $     81,579   $     (3,998)  $    (98,260)
                                                                                       ------------   ------------   ------------
Basic earnings (loss) per share:
        Income before cumulative effect of changes in accounting principles            $       1.99   $       0.29   $       2.06
        Cumulative effect of changes in accounting principles                                    --          (0.39)         (4.56)
                                                                                       ------------   ------------   ------------
        Net income (loss)                                                                      1.99          (0.10)         (2.50)
                                                                                       ------------   ------------   ------------
Diluted earnings (loss) per share:
        Income before cumulative effect of changes in accounting principles                    1.96           0.28           2.04
        Cumulative effect of changes in accounting principles                                    --          (0.38)         (4.51)
                                                                                       ------------   ------------   ------------
        Net income (loss)                                                              $       1.96   $      (0.10)  $      (2.47)
                                                                                       ------------   ------------   ------------
Weighted average common shares and common equivalents outstanding:
        Basic                                                                                41,072         39,684         39,351
        Diluted                                                                              41,623         40,206         39,770
                                                                                       ------------   ------------   ------------

The accompanying notes are an integral part of these statements.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                                  YEARS ENDED DECEMBER 31,
(IN THOUSANDS)                                                               2004           2003           2002
--------------                                                            ----------     ----------     ----------
Net income (loss)                                                         $   81,579     $   (3,998)    $  (98,260)
                                                                          ----------     ----------     ----------
Other comprehensive income (loss):

   Foreign currency translation adjustments                                   34,673         85,861         71,964

   Cash flow hedges:

        Reclassification adjustment, net of tax of $3,332, $(305), and
          $2,027 in 2004, 2003, and 2002, respectively                         6,188           (567)         3,764
        Net derivative (loss) income, net of tax of $(1,887), $5,589,
          and $93 in 2004, 2003, and 2002, respectively                       (3,504)        10,379            172
   Minimum pension liability adjustments, net of tax of
     $(4,613), $(3,002) and $(11,380) in 2004, 2003, and 2002,
     respectively                                                            (11,665)        (5,035)       (21,496)
   Available for sale securities, net of tax of $5, $65 and $85 in
     2004, 2003, and 2002, respectively                                            3            109            122
                                                                          ----------     ----------     ----------
             Total other comprehensive income                                 25,695         90,747         54,526

                                                                          ----------     ----------     ----------
Comprehensive income (loss)                                               $  107,274     $   86,749     $  (43,734)
                                                                          ----------     ----------     ----------

The accompanying notes are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   YEARS ENDED DECEMBER 31,
(IN THOUSANDS)                                                                                  2004        2003         2002
--------------                                                                               ---------   ----------    ---------
Cash flows from operating activities:
   Net income (loss)                                                                         $  81,579   $   (3,998)   $ (98,260)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Cumulative effect of changes in accounting principles                                       --       15,413      179,436
        Depreciation and amortization of property, plant, and equipment                         75,047       69,990       62,167
        Amortization of deferred charges and intangibles                                         4,540        3,966        2,768
        Provision for doubtful receivables                                                       8,248       11,862       18,587
        Effect of non-cash charges                                                                  --       55,317        1,631
        (Gain) loss on divestiture                                                                  --         (345)      10,319
        Deferred income taxes                                                                  (21,895)     (38,545)     (12,033)
        Loss on sale of property, plant, and equipment                                           3,053        1,772        1,968
        Other                                                                                       21         (435)      (1,346)
        Change in assets and liabilities net of effects from acquisitions and divestitures:
             Receivables, net                                                                 (102,172)      25,743      (23,178)
             Reduction in sale of receivables                                                  (15,000)      (5,000)     (20,000)
             Inventories                                                                       (84,175)     (15,074)      39,299
             Prepayments and other current assets                                                  214      (29,878)      (2,085)
             Accounts payable and accrued expenses                                             169,891       74,055       38,924
             Income taxes                                                                       (4,176)       2,180       31,753
             Other long-term assets and liabilities                                             13,678      (10,689)      11,700
                                                                                             ---------   ----------    ---------
          Net cash provided by operating activities                                            128,853      156,334      241,650
                                                                                             ---------   ----------    ---------
Cash flows from investing activities:
   Purchases of and investments in other companies, net of cash acquired                          (409)      (5,976)      (2,248)
   Capital expenditures                                                                        (82,696)     (84,704)     (69,562)
   Proceeds from divestiture, net                                                                   --           --       12,071
   Proceeds from sale of property, plant, and equipment                                          3,036        4,104        5,696
                                                                                             ---------   ----------    ---------
          Net cash used by investing activities                                                (80,069)     (86,576)     (54,043)
                                                                                             ---------   ----------    ---------
Cash flows from financing activities:
   Net payments on short-term debt                                                             (11,573)      (1,577)      (3,602)
   (Payments) proceeds from Danish retail notes                                                (42,470)      41,844           --
   Net payments of commercial paper borrowings                                                      --           --     (197,702)
   Net (payments) proceeds from senior notes                                                        --     (100,000)      99,149
   Net proceeds (payments) on other long-term debt                                               7,628       23,432      (17,350)
   Payment of sale-leaseback obligation                                                             --      (82,397)          --
   Common stock issued                                                                          23,623       27,892       10,046
   Treasury stock purchases                                                                        (74)          (7)         (39)
   Dividends paid                                                                              (33,165)     (23,983)     (23,653)
                                                                                             ---------   ----------    ---------
          Net cash used by financing activities                                                (56,031)    (114,796)    (133,151)
                                                                                             ---------   ----------    ---------
Effect of exchange rate changes on cash and cash equivalents                                       478        1,748         (950)
                                                                                             ---------   ----------    ---------
          Net (decrease) increase in cash and cash equivalents                                  (6,769)     (43,290)      53,506
Cash and cash equivalents at beginning of year                                                  49,650       92,940       39,434
                                                                                             ---------   ----------    ---------
Cash and cash equivalents at end of year                                                     $  42,881   $   49,650    $  92,940
                                                                                             ---------   ----------    ---------
Supplemental disclosure of cash paid (received) for:
   Interest                                                                                  $  41,641   $   49,216    $  48,771
   Income taxes                                                                                 30,487       35,707       (5,513)
Non-cash investing activities, acquisitions of businesses:
   Fair value of tangible and intangible assets acquired                                     $   1,886   $    3,659    $   4,830
   Liabilities assumed (paid)                                                                    1,457       (2,317)       2,582
                                                                                             ---------   ----------    ---------

The accompanying notes are an integral part of these statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                        ACCUM-
                                                                        ULATED
                                                                        OTHER
                                                   ADDITIONAL           COMPRE-                UNEARNED
                                          COMMON   PAID-IN   RETAINED   HENSIVE     TREASURY   COMPEN-               COMMON SHARES
(in thousands, except per share data)      STOCK   CAPITAL   EARNINGS   LOSSES       STOCK      SATION   TOTAL     ISSUED  TREASURY
-------------------------------------     ------ ---------- ---------  ----------  ----------  -------  --------   ------  --------
Balance, December 31, 2001                $ 228  $723,980   $ 449,089  $ (196,870) $ (236,938) $   (55) $739,434   45,616  6,394
Net loss                                     --         --    (98,260)         --          --       --   (98,260)      --     --
Cash dividends ($.60 per share)              --         --    (23,653)         --          --       --   (23,653)      --     --
Purchase of treasury stock, at cost          --         --         --          --         (39)      --       (39)      --      1
Issuance of common stock:
  Employee stock purchase plan                1      3,803         --          --          --       --     3,804      174     --
  Executive stock agreements, net            --        710         --          --          --     (710)       --       30     --
  Stock options exercised and other          --     (2,144)        --          --       8,386       --     6,242       --   (226)
  Tax effect of options exercised            --        682         --          --          --       --       682       --     --
Other comprehensive income                   --         --         --      54,526          --       --    54,526       --     --
Amortization of unearned compensation        --         --         --          --          --       78        78       --     --
                                          -----   --------  ---------  ----------  ----------  -------  --------   ------  -----
Balance, December 31, 2002                $ 229   $727,031  $ 327,176  $ (142,344) $ (228,591) $  (687) $682,814   45,820  6,169
Net loss                                     --         --     (3,998)         --          --       --    (3,998)      --     --
Cash dividends ($.60 per share)              --         --    (23,983)         --          --       --   (23,983)      --     --
Purchase of treasury stock, at cost          --         --         --          --          (7)      --        (7)      --     --
Issuance of common stock:
  Employee stock purchase plan                2      5,727         --          --          (2)      --     5,727      264     --
  Executive stock agreements, net            --      3,191         --          --          --   (3,191)       --      136     --
  Stock options exercised and other          --     (5,579)        --          --      27,744       --    22,165       28   (749)
  Tax effect of options exercised            --      1,969         --          --          --       --     1,969       --     --
Other comprehensive income                   --         --         --      90,747          --       --    90,747       --     --
Amortization of unearned compensation        --         --         --          --          --      966       966       --     --
                                          -----   --------  ---------  ----------  ----------  -------  --------   ------  -----
Balance, December 31, 2003                $ 231   $732,339  $ 299,195  $  (51,597) $ (200,856) $(2,912) $776,400   46,248  5,420
Net income                                   --         --     81,579          --          --       --    81,579       --     --
Cash dividends ($.80 per share)              --         --    (33,165)         --          --       --   (33,165)      --     --
Purchase of treasury stock, at cost          --         --         --          --         (74)      --       (74)      --      2
Issuance of common stock:
  Employee stock purchase plan                1      5,289         --          --          --       --     5,290      180     --
  Executive stock agreements, net             1      6,762         --          --          --   (6,762)        1      208     39
  Management stock purchase plan             --      1,389         --          --          --       --     1,389       --     --
  Stock options exercised and other          --     (4,044)        --          --      20,987       --    16,943       30   (566)
  Tax effect of options exercised            --      2,055         --          --          --       --     2,055       --     --
Other comprehensive income                   --         --         --      25,695          --       --    25,695       --     --
Amortization of unearned compensation        --         --         --          --          --    2,750     2,750       --     --
                                          -----   --------  ---------  ----------  ----------  -------  --------   ------  -----
Balance, December 31, 2004                $ 233   $743,790  $ 347,609  $  (25,902) $ (179,943) $(6,924) $878,863   46,666  4,895
                                          -----   --------  ---------  ----------  ----------  -------  --------   ------  -----

The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

York International Corporation (the Company, which may be referred to as we, us, or our) is a global provider of heating, ventilating, air conditioning, and refrigeration (HVAC&R) products and services. We market our products and services throughout the world, and our customers range from residential contractors to design builders, commercial contractors, building owners, and original equipment manufacturers. Effective January 1, 2003, we consolidated our former York Refrigeration Group (YRG) and Engineered Systems Group (ESG) segments and reorganized management of the combined business. Our new organization consists of: Global Applied, Unitary Products Group, and Bristol Compressors. The Global Applied business is comprised of three geographic regions: the Americas; Europe, Middle East, and Africa (EMEA); and Asia. Global Applied's three geographic regions, Unitary Products Group, and Bristol Compressors represent our reportable segments.

USE OF ESTIMATES

Preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America (U.S.), requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of York International Corporation and its wholly-owned and majority-owned subsidiaries. We eliminate all significant intercompany transactions.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

RECEIVABLES

We offer trade terms to our customers in the normal course of business. Receivables are reported at original carrying value net of the allowance for doubtful receivables. Trade terms are extended to customers based upon credit worthiness and general economic and market conditions. We record an allowance for doubtful receivables based upon our historical experience of bad debts and when collection of specific receivables is not probable and can be estimated.

INVENTORIES

We state inventories at the lower of cost or market using the last-in, first-out
(LIFO) or first-in, first-out (FIFO) method.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs." This standard amends the guidance in Accounting Research Bulletin (ARB) No. 43, and requires the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material to be treated as current-period charges. In addition, the standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for inventory costs incurred beginning July 1, 2005. This standard is not expected to materially impact our consolidated financial statements.

PROPERTY, PLANT, AND EQUIPMENT

We state property, plant, and equipment at cost, less accumulated depreciation. Maintenance and repairs are expensed as incurred. Significant improvements and renewals are capitalized and depreciated. Depreciation is computed generally on a straight-line basis over the estimated useful lives of the assets as follows:

     Buildings                               15-30 years
     Machinery and equipment                  3-12 years

GOODWILL

We do not amortize goodwill, instead we test segment goodwill for impairment in the fourth quarter of each year. Goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a segment below its carrying amount. We identify potential goodwill impairment by comparing the fair value of a segment with its carrying amount, including goodwill. Fair value is determined using a discounted cash flow and market-multiple approach. If the fair value of a segment exceeds its carrying amount, goodwill of the segment is not considered impaired. If the carrying amount of a segment exceeds its fair value, the amount of goodwill impairment loss, if any, must be measured. The amount of goodwill impairment loss is measured by comparing the implied fair value of segment goodwill with the carrying amount of that goodwill. If the carrying amount of segment goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized as an operating expense. No impairment of goodwill was recorded in 2004, 2003, or 2002. See Cumulative Effect of Changes in Accounting Principles regarding the impact of adopting SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142).

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of an asset or asset group to be held and used is measured by comparing the carrying amount to future net cash flows expected to be generated. If the carrying amount exceeds estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds fair value. Assets or asset groups to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

We provide postretirement and postemployment benefits to certain of our employees and former employees. These benefits include pension, salary continuance, severance, life insurance, and health care. Benefits are accrued over the employees' service periods or at the date of the event triggering the benefit.

Information related to the adoption of FASB Staff Position No. FAS 106-2, "Accounting and Disclosure Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," is presented in Note 12.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We apply SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment to SFAS No. 133, in accounting for derivatives and hedging activities. These statements require that all derivative instruments be recognized in the balance sheet at fair value and establish criteria for the designation of hedges and the determination of effectiveness of hedging relationships for fair value and cash flow hedges.

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

The recognized amount in cost of goods sold due to the discontinuance of ineffective commodity cash flow hedges was a gain of $0.4 million for the year ended December 31, 2003. No gain or loss was recognized in the year ended December 31, 2004 as we did not discontinue any commodity cash flow hedges. Certain derivative instruments are not designated as hedging instruments as they hedge immaterial exposures.

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

Changes in fair value of foreign currency derivative instruments, qualifying as cash flow hedges, are reported in accumulated other comprehensive losses. The gains or losses on these hedges are reclassified to earnings as the underlying hedged items affect earnings. As of December 31, 2004, we forecasted that $2.4 million of net losses in accumulated other comprehensive losses will be reclassified into earnings within the next twelve months.

Hedge of Net Investment

We issued Danish Kroner denominated, retail notes as a hedge to protect the value of a portion of our net investment in a Danish subsidiary. Hedges of a net investment are accounted for under SFAS No. 52, "Foreign Currency Translation." Under SFAS No. 52, the gains or losses on a foreign - denominated, nonderivative financial instrument designated as a hedge of a net investment are recorded in foreign currency translation adjustments within accumulated other comprehensive losses. The gains and losses are accounted for in a similar manner as the foreign denominated net assets, offsetting a portion of the change in net assets due to foreign currency fluctuations. We redeemed the 250 million Danish Kroner retail notes in October 2004.

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

Changes in the fair value of commodity derivative instruments qualifying as cash flow hedges are reported in accumulated other comprehensive losses. The gains or losses are reclassified to earnings as the underlying hedged items affect earnings. As of December 31, 2004, we forecasted that $15.9 million of net gains in accumulated other comprehensive losses will be reclassified into earnings within the next twelve months.

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

We have designated our outstanding interest rate swap contracts as fair value hedges of an underlying fixed rate debt obligation. The fair value of these contracts is recorded in other long-term assets or liabilities with a corresponding increase or decrease in the fixed rate debt obligation. The change in fair values of both the fair value hedge instruments and the underlying debt obligations are recorded as equal and offsetting unrealized gains and losses in the net interest expense component of our consolidated statements of operations. All existing fair value hedges are determined to be 100% effective under SFAS No. 133, as amended. As a result, there is no impact on current earnings resulting from hedge ineffectiveness.

REVENUE RECOGNITION

In the normal course of business, we sell HVAC&R products and services. Our products and services include individual sales of products, long-term contracts, extended warranty and maintenance arrangements, and other services, such as repair work, installation, and rental. We also sell our products and services in bundled arrangements.

Revenue from the sale of products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured. Properly executed and authorized contracts, purchase orders or point of sale receipts provide evidence that an arrangement exists and the sale price is fixed or determinable. Delivery occurs when title and the risks and rewards of ownership transfer to the customer pursuant to shipping terms. Collectibility is determined based upon a customer's credit worthiness. Revenue under long-term contracts is recognized on a percentage of completion or completed contracts basis. Percent complete is determined as the ratio of costs incurred to date to the total estimated costs under the contract. Revenue under extended warranty and maintenance agreements is recognized over the terms of the agreements on a straight-line basis, unless the costs to perform under the agreements are incurred on other than a straight-line basis. Under those circumstances, revenue under extended warranty and maintenance agreements is recognized in proportion to the costs expected to be incurred. Service revenues are recognized upon performance of the service. Rental revenue is recognized over the term of the agreement on a straight-line basis.

Our bundled arrangements represent agreements under which we sell multiple products, multiple services, or multiple products and services. These arrangements include general rights of return for our failure to perform as specified under the terms of the agreements. On July 1, 2003, we adopted Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." This requires that we divide bundled arrangements into separate deliverables. Revenue is allocated to each deliverable based upon the relative fair value of all elements or the fair value of undelivered elements. Revenue is recognized for each deliverable as described above. We adopted EITF Issue No. 00-21 prospectively; therefore, it was only applied to bundled arrangements entered into after

June 30, 2003. Prior to July 1, 2003, we recognized revenue under bundled arrangements in a similar manner. The adoption did not have a material impact to our consolidated financial statements.

We record amounts billed to customers for shipping and handling in net sales and the related shipping and handling costs in cost of goods sold.

PRODUCT RELATED EXPENSES

We charge advertising, research and development, and other product-related costs to expense as incurred. Advertising expense was $30.2 million, $27.5 million, and $23.6 million in 2004, 2003, and 2002, respectively. Research and development (R&D) costs were $47.7 million, $42.3 million, and $42.2 million in 2004, 2003, and 2002, respectively. We record warranty liabilities at the time of product sale. Estimated warranty costs are based upon the historical trend of warranty claims and specifically identifiable claims and include estimated costs for labor and parts. Warranty expense was $83.7 million, $81.2 million, and $64.9 million in 2004, 2003, and 2002, respectively and is a component of cost of goods sold. Changes in our warranty liability for the years ended December 31, 2004 and 2003 were as follows:

                                                    PAYMENTS
                                                      MADE         ACCRUALS FOR    ACCRUALS FOR
                                      BEGINNING      UNDER          WARRANTIES     PREEXISTING
(in thousands)                         BALANCE     WARRANTIES         ISSUED        WARRANTIES    ENDING BALANCE
--------------                         -------     ----------      ------------    -----------    --------------
2004                                 $ 101,675      $ 77,267        $ 76,803        $ 20,000         $ 121,211
2003                                    87,940        78,184          91,919              --           101,675

Warranties include standard warranties and extended warranty contracts sold to customers to increase the warranty period beyond the standard period. Extended warranty contracts sold are reflected as accruals for warranties issued and amortized revenue is reflected as payments made under warranties in the above table.

During 2004, we finalized field and factory testing to investigate failures found in heat exchangers of certain sealed combustion gas furnaces used in the manufactured housing industry. We found that installation and application factors combined with component part variation can result in excessive heat exchanger temperatures, which may contribute to failures in certain furnace models manufactured in the years 1995 to 2000. We no longer produce these furnace models and our program for remediation has been approved by the U.S. Consumer Product Safety Commission. As a result, we recorded a $20 million warranty charge to cost of goods sold for the Unitary Products Group furnace inspection and remediation program in 2004. The $20 million warranty charge represents our best estimate of inspection and repair costs within a reasonable estimated range of $13 million to $30 million. Repair cost estimates are mainly comprised of the expected cost of repair kits or new heat exchangers and installation labor. Our estimates are based upon the projected number of furnace units to be serviced (find rate), current repair costs, and the estimated number of furnace units requiring repair. Differences between estimated and actual find rate, costs to manufacture and install repair kits or heat exchangers, and number of furnace units that require repair could have a significant impact on our quarterly results or further impact on our consolidated results of operations. We began to manufacture replacement parts and repair furnaces in the third quarter of 2004 and expect to complete the program by the end of 2006. Repair activity of $5.4 million was charged against the warranty reserve in 2004.

RESTRUCTURING

On January 1, 2003, we adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under the statement, we recognize liabilities at fair value for costs associated with exit or disposal activities only when the liability is incurred. Prior to January 1, 2003, we recognized costs when we committed to an exit or disposal plan in accordance with EITF Issue No. 94-3.

Information related to our restructuring activities is presented in Note 16.

INCOME TAXES

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Earnings of foreign operations are reinvested in the business and no provision for domestic income tax or foreign withholding tax is made on such earnings until distributed.

In October 2004, the American Jobs Creation Act of 2004 became law. The act provides tax relief to U.S. domestic manufacturers by providing a tax deduction up to nine percent (when fully phased-in) of the lesser of (a) "qualified production activities income," as defined in the act, or (b) taxable income after the deduction of the utilization of net operating loss carryforwards. In December 2004, the FASB issued Staff Position No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," effective upon issuance. The standard provides guidance that the deduction should be accounted for as a special deduction in accordance with SFAS No. 109. We believe the impact of adoption will be immaterial to our consolidated financial statements.

In addition to the tax deduction provided by the American Jobs Creation Act of 2004, the act also allows a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. In December 2004, the FASB issued Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (FSP 109-2). The staff position allows companies time beyond the financial reporting period of enactment to evaluate the effect of the act on its plan for reinvestment or repatriation of foreign earnings and requires disclosures for reasons why a company has not completed its evaluation of the repatriation provision for purposes of applying SFAS No. 109 (see Note 14 regarding our evaluation of the effect of the act).

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

On July 1, 2003 we adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." Upon adoption we consolidated the variable interest entity used to transact our December 1999 sale-leaseback. As a result, we recorded approximately $82.4 million of incremental debt, $23.9 million of incremental net machinery and equipment, $10.7 million of incremental deferred tax assets, a $15.4 million reduction to stockholders' equity, and a $32.4 million reduction to other long-term liabilities. The reduction in stockholders' equity represents a reduction in retained earnings recorded as a cumulative-effect adjustment as of July 1, 2003 in our consolidated statement of operations. The retained earnings reduction represents the cumulative differences between our prior accounting of the transaction as a lease of equipment and the consolidation, which resulted in the reflection of the assets as owned depreciable equipment with a related debt obligation. The obligation relating to the sale-leaseback was repaid in full during the third quarter of 2003.

Upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," we were required to perform a transitional goodwill impairment test as of January 1, 2002. The transitional goodwill impairment test indicated an impairment existed in one of our segments. The projected financial performance of our former York Refrigeration Group, which included the entities acquired in the Sabroe acquisition, was insufficient to support the related goodwill. As a result, we recognized a non-cash transitional goodwill impairment charge of $179.4 million. As required, the transitional goodwill impairment charge was recorded as a cumulative effect of a change in accounting principle in our consolidated statement of operations as of January 1, 2002.

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based upon the weighted average common shares outstanding during the period. Diluted earnings (loss) per share is based upon the weighted average outstanding common shares and common share equivalents.

FOREIGN CURRENCY TRANSLATION

The functional currency for the majority of our foreign operations is the applicable local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in foreign currency translation adjustments in accumulated other comprehensive losses. Gains or losses resulting from foreign currency transactions are included in our results of operations.

ACCOUNTING FOR STOCK-BASED COMPENSATION

We apply the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock-based compensation plans. Accordingly, no compensation expense has been recognized for the stock-based compensation plans other than for restricted stock and performance-based awards. Had compensation expense for all stock and employee stock purchase plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, our net income (loss) and earnings
(loss) per share would have been adjusted to the pro forma amounts as follows:

(in thousands, except per share data)                                              2004          2003         2002
-------------------------------------                                              ----          ----         ----
Net income (loss) - as reported                                                  $ 81,579      $ (3,998)   $  (98,260)
Add: Stock-based employee compensation expense included in reported
 net income (loss), net of related tax effects                                      1,792           609            49
Deduct: Total stock-based employee compensation expense determined
 under fair value based method for all awards, net of related tax effects          (5,886)       (4,905)       (8,230)
                                                                                 --------      --------    ----------
Pro forma net income (loss)                                                      $ 77,485      $ (8,294)   $ (106,441)
                                                                                 --------      --------    ----------
Earnings (loss) per share:
 Basic - as reported                                                             $   1.99      $  (0.10)   $    (2.50)
 Basic - pro forma                                                                   1.89         (0.21)        (2.70)

 Diluted - as reported                                                           $   1.96      $  (0.10)   $    (2.47)
 Diluted - pro forma                                                                 1.87         (0.21)        (2.68)

Since the determination of fair value of all stock options granted includes variable factors, including volatility, and additional stock option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects on reported net income and earnings per share for future years.

The per share weighted average fair value of stock options granted during 2004, 2003, and 2002 is calculated as $14.49, $7.74, and $15.13, respectively, on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions based on the date of grant are as follows:

                                            2004          2003          2002
                                          --------      --------      --------
Dividend yield                                 2.1%          2.8%          1.7%
Volatility                                    42.7%         41.6%         42.1%
Risk-free interest rate                        3.3%          3.9%          5.3%
Expected life                             6.9 years     7.0 years     6.6 years

Information related to stock-based compensation awards is presented in Note 18 along with the additional disclosures required under SFAS No. 123.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." This standard addresses the accounting for share-based compensation in which we exchange employee services for (a) our equity instruments or (b) liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of our equity instruments. Under the standard, we will recognize compensation cost for share-based compensation issued to or purchased by employees under our stock-based compensation plans using a fair-value-based method effective July 1, 2005. The impact the standard will have on our consolidated financial statements is not known at this time, however, it may reduce net income and earnings per share similar to the amounts disclosed above.

GUARANTEES

On December 31, 2002, we adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation elaborates on the disclosures to be made in our interim and annual financial statements about obligations under certain guarantees. Effective January 1, 2003, we recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The interpretation did not have a material impact on our consolidated financial statements.

Information related to our guarantees is presented in Note 13 along with the additional disclosures required.

COMMITMENTS AND CONTINGENCIES

Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment or remediation can be reasonably estimated. Recoveries for environmental remediation cost from third parties, which are probable of realization, are separately recorded, and are not offset against the related environmental liability.

Information related to our commitments and contingencies is presented in Note
13.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements to conform to the 2004 presentation.

These reclassifications include adjustments to current and deferred income tax assets and liabilities, current portions of postretirement benefits, other receivables, accrued expenses, and other miscellaneous items. Additionally, the presentation of cash flows from the sale of trade receivables were reclassified as operating activities.

NOTE 2-RECEIVABLES, NET

Receivables, net consists of:

(in thousands)                                          2004         2003
--------------                                        ---------    ---------
Customers, trade                                      $ 709,413    $ 550,506
Affiliate receivables, trade                              4,351        5,139
Other receivables                                       121,669      136,260
                                                      ---------    ---------
                                                        835,433      691,905
Less allowance for doubtful receivables                 (31,292)     (29,380)
                                                      ---------    ---------
Receivables, net                                      $ 804,141    $ 662,525
                                                      ---------    ---------

Pursuant to the terms of an annually renewable revolving facility, we sell certain of our trade receivables to a wholly-owned, consolidated subsidiary, York Receivables Funding LLC (YRFLLC). In turn, YRFLLC sells, on a revolving basis, undivided ownership interests in the purchased trade receivables to bank-administered asset-backed commercial paper vehicles. In May 2004, we amended the facility, increasing the availability from $150 million to $200 million. We continue to service sold trade receivables. No servicing asset or liability has been recognized as our cost to service sold trade receivables approximates the servicing income.

In accordance with the facility, YRFLLC has sold $135 million and $150 million of undivided interests in the trade receivables as of December 31, 2004 and 2003, respectively, resulting in a reduction of receivables reflected in our consolidated balance sheets. The discount rate on trade receivables sold was 2.38% and 1.12% as of December 31, 2004 and 2003, respectively. The program fee on trade receivables sold was 0.40% and 0.50% as of December 31, 2004 and 2003, respectively.

NOTE 3--INVENTORIES

Inventories valued under the LIFO method comprised approximately 20% and 21% of the December 31, 2004 and 2003 totals, respectively. If valued under the FIFO method, inventories would have been greater by $13.8 million and $11.1 million as of December 31, 2004 and 2003, respectively.

NOTE 4--PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets consist of:

(in thousands)                                         2004         2003
-------------                                        ---------    ---------
Deferred income taxes, current                        $  67,227    $  61,387
Prepaid insurance                                         9,252       22,990
Fair value of derivative instruments                     22,689       12,518
Prepaid materials and supplies                           15,725       11,769
Other                                                    29,596       28,678
                                                      ---------    ---------
Prepayments and other current assets                  $ 144,489    $ 137,342
                                                      ---------    ---------

NOTE 5--INVESTMENTS IN AFFILIATES

We own interests in affiliate operations located in the U.S., Spain, Malaysia, Saudi Arabia, Denmark, Japan, Korea, and South Africa. These investments are accounted for using the equity method and total $35.7 million and $28.2 million as of December 31, 2004 and 2003, respectively. Dividends received from affiliates were $3.9 million, $2.2 million, and $2.1 million in 2004, 2003, and 2002, respectively. Our sales to affiliates are less than 1% of our net sales, and our purchases from affiliates are less than 2% of our total purchases.

NOTE 6--PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consists of:

(in thousands)                                          2004         2003
--------------                                        ---------    ---------
Land                                                  $  37,227    $  36,576
Buildings                                               219,714      204,462
Machinery and equipment                                 792,074      777,304
Construction in progress                                 42,414       42,523
Capital leases                                            3,182        3,253
                                                      ---------    ---------
                                                      1,094,611    1,064,118
Less accumulated depreciation and amortization         (537,982)    (523,000)
                                                      ---------    ---------
Property, plant, and equipment, net                   $ 556,629    $ 541,118
                                                      ---------    ---------

Amortization of plant and equipment under capital leases has been included in accumulated depreciation and amortization. Accumulated amortization was $1.9 million and $2.2 million as of December 31, 2004 and 2003, respectively.

NOTE 7--GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 by segment, are as follows:

                                            NET         FOREIGN
                                          GOODWILL      CURRENCY
(in thousands)                  2003      ACQUIRED    FLUCTUATION      2004
--------------                  ----    -----------   -----------      ----
Global Applied:
  Americas                   $ 92,949     $    --       $    204     $ 93,153
  EMEA                        130,166         729         12,474      143,369
  Asia                        109,314          --            262      109,576
                              -------     -------       --------      -------
                              332,429         729         12,940      346,098
Unitary Products Group        140,440          --             --      140,440
Bristol Compressors            56,313          --             --       56,313
                             --------     -------       --------     --------
                             $529,182     $   729       $ 12,940     $542,851
                             --------     -------       --------     --------

                                                               NET             FOREIGN
                                                            GOODWILL          CURRENCY
(in thousands)                                2002          ACQUIRED         FLUCTUATION          2003
--------------                                ----          ---------        -----------          ----
Global Applied:
  Americas                                 $  92,464        $      --         $    485         $  92,949
  EMEA                                       107,873            1,950           20,343           130,166
  Asia                                       107,873            1,027              414           109,314
                                           ---------        ---------         --------           -------
                                             308,210            2,977           21,242           332,429
Unitary Products Group                       140,440               --               --           140,440
Bristol Compressors                           56,313               --               --            56,313
                                           ---------        ---------         --------         ---------
                                           $ 504,963        $   2,977         $ 21,242         $ 529,182
                                           ---------        ---------         --------         ---------

As discussed in Note 1, we perform an annual goodwill impairment test in the fourth quarter of each year. No impairment of goodwill was required as a result of this annual test in 2004, 2003, or 2002.

NOTE 8--INTANGIBLES, NET

The following table summarizes the major intangible asset classes subject to amortization included in our consolidated balance sheets as of December 31, 2004 and 2003:

                                          GROSS
                                         CARRYING      ACCUMULATED     NET CARRYING
(in thousands)                            AMOUNT      AMORTIZATION        AMOUNT
--------------                            ------    -----------------     ------
2004:
Trade names and trademarks               $ 45,593        $ 8,428         $ 37,165
Other                                       3,679          1,487            2,192
                                         --------        -------         --------
                                         $ 49,272        $ 9,915         $ 39,357
                                         --------        -------         --------
2003:
Trade names and trademarks               $ 42,028        $ 6,723         $ 35,305
Other                                       2,536          1,097            1,439
                                         --------        -------         --------
                                         $ 44,564        $ 7,820         $ 36,744
                                         --------        -------         --------

Amortization expense for trade names and trademarks and other intangible assets was $1.6 million, $1.7 million, and $1.2 million for the years ended December 31, 2004, 2003, and 2002, respectively. Estimated amortization expense for trade names and trademarks and other intangible assets for the fiscal years indicated is as follows:

(in thousands)
--------------
2005                                          $  1,893
2006                                             1,893
2007                                             1,793
2008                                             1,793
2009                                             1,675
Thereafter                                      30,310
                                              --------
Total                                         $ 39,357
                                              --------

NOTE 9--ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

(in thousands)                                                            2004               2003
--------------                                                            ----               ----
Accounts payable, trade and other                                     $   718,345         $ 560,621
Employee compensation, benefits, and related accruals                     188,260           160,720
Warranties                                                                 71,832            54,787
Postretirement and postemployment benefits, current                        19,255            20,071
Accrued insurance                                                          22,455            22,210
Fair value of derivative instruments                                        8,026             1,542
Accruals for restructuring and other charges                                9,063            23,913
Other accrued expenses                                                    107,228            88,402
                                                                      -----------         ---------
Accounts payable and accrued expenses                                 $ 1,144,464         $ 932,266
                                                                      -----------         ---------

NOTE 10--NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consists of:

(in thousands)                                                                     2004               2003
--------------                                                                     ----               ----
Notes payable and current portion of long-term debt:
 Bank loans (primarily foreign currency)                                         $  16,211         $  27,784
 Current portion of long-term debt                                                   3,328             2,971
                                                                                 ---------         ---------
Total                                                                            $  19,539         $  30,755
                                                                                 ---------         ---------
Long-term debt:
 Domestic bank lines at an average rate of 2.11% in 2004 and 1.58% in 2003       $  31,850         $  25,000
 Danish retail notes, 2% interest, paid in October 2004                                 --            41,844
 Senior notes, 6.625% interest, due August 2006                                    200,000           200,000
 Senior notes, 6.7% interest, due June 2008                                        200,000           200,000
 Senior notes, 5.8% interest, due November 2012                                    100,000           100,000
 Other (including foreign bank loans) at an average rate of 5.99% in 2004 and
   6.3% in 2003                                                                     16,946            18,154
                                                                                 ---------         ---------
      Total                                                                        548,796           584,998

Less current portion                                                                (3,328)           (2,971)
                                                                                 ---------         ---------
Noncurrent portion                                                               $ 545,468         $ 582,027
                                                                                 ---------         ---------

The domestic bank lines are classified as long-term, as they are supported by our Five Year Credit Agreement, which matures on May 29, 2006.

Annual principal payments on long-term debt are as follows for the fiscal years indicated:

(in thousands)
--------------
2005                              $    3,328
2006                                 238,150
2007                                     715
2008                                 200,489
2009                                     188
Thereafter                           105,926
                                  ----------
Total                             $  548,796
                                  ----------

Interest expense is net of interest income of $9.5 million, $9 million, and $8.2 million in 2004, 2003, and 2002, respectively.

The following table summarizes the terms of our lines of credit:

                                        LIMIT            AVAILABILITY (a)
                                 DEC. 31,   DEC. 31,    DEC. 31,  DEC. 31,              BORROWING  ANNUAL
(in thousands)                     2004      2003       2004       2003      EXPIRES    RATE (b)    FEE
--------------                  ---------  ---------  ---------  ---------   ---------  ---------  ------
Five Year
Credit                                                                       May 29,     LIBOR +
Agreement                       $ 400,000  $ 400,000  $ 400,000  $ 400,000    2006        1.175%   0.2%

364-Day
Credit                                                                       March 11,   LIBOR +
Agreement (c)                     200,000    200,000    200,000    200,000    2006        0.85%    0.15%

Domestic                                                                     Uncom-
bank lines                        160,000    135,000    128,150    110,000   mitted      Various     --

Non-U.S.
bank credit                                                                  Uncom-
facilities                        443,247    355,246    295,544    246,298   mitted      Various     --

(a) Availability is reduced for outstanding borrowings and bank guarantee and letters of credit usage.

(b) The one-month LIBOR (London Interbank Offering Rate) rate was 2.38% and 1.10% as of December 31, 2004 and December 31, 2003, respectively.

(c)   We renewed our 364-Day Credit Agreement in March 2005.

The Five Year Credit Agreement and 364-Day Credit Agreement contain financial covenants requiring us to maintain certain financial ratios and standard provisions limiting leverage and liens. We were in compliance with the financial covenants as of December 31, 2004 and 2003.

NOTE 11--FINANCIAL INSTRUMENTS

FOREIGN CURRENCY INSTRUMENTS

The following table reflects the notional and estimated fair values of forward currency contracts outstanding as of December 31, 2004 and 2003. Foreign currency amounts were translated at current exchange rates as of the balance sheet date. Fair values reflect the estimated net amount that we would pay to terminate the contracts, as of the reporting date, based on quoted market prices.

                                                                  2004                              2003
                                                       --------------------------        -------------------------
                                                        NOTIONAL           FAIR           NOTIONAL          FAIR
(U.S. Dollar equivalents in thousands)                   AMOUNT            VALUE           AMOUNT           VALUE
--------------------------------------                  -------            -----          --------          -----
Forwards                                               $ 387,908        $ (16,304)       $ 230,564        $ (1,959)

The following table summarizes our contractual amounts of forward currency contracts as of December 31, 2004 and 2003. Foreign currency amounts were translated at current exchange rates as of the reporting date. The "buy" amounts represent the U.S. dollar equivalent of commitments to purchase currencies and the "sell" amounts represent the U.S. dollar equivalent of commitments to sell currencies.

                                                  2004                  2003
                                          -----------------------------------------
(U.S. Dollar equivalents in thousands)      BUY        SELL       BUY        SELL
-------------------------------------     --------   --------   --------   --------
Brazilian Real                            $      -   $  3,305   $      -   $  1,037
Canadian Dollar                                  -     37,068          -     35,142
Danish Krone                                63,796    177,154     41,831     61,662
Euro                                        10,441     68,679     11,775     38,539
British Pound Sterling                      18,793     12,190      3,214      1,078
Japanese Yen                                     -        465          -        392
Mexican Peso                                34,806          -     26,344      1,631
Norwegian Krone                             11,010      9,017     21,409      1,796
Singapore Dollar                                 -          -         96      3,868
South African Rand                             186      4,476          -      3,738
Swedish Krona                               11,874      1,207     11,119      1,744
Other Currencies                             3,720     13,681      9,770      7,926
U.S. Dollar                                238,044     81,733    109,626     78,587

COMMODITY CONTRACTS

The following table reflects the pounds hedged, notional amount, and estimated fair value of our commodity hedging contracts for copper outstanding as of December 31, 2004 and 2003.

(in thousands)

           POUNDS   NOTIONAL     FAIR
YEAR       HEDGED    AMOUNT     VALUE
----       ------   --------   -------
2004
    2005   33,000   $ 30,775   $15,003
    2006   15,000     15,269     3,316
           ------   --------   -------

2003
    2004   30,000   $ 22,683   $ 8,398
    2005   21,000     17,585     3,606
           ------   --------   -------

INTEREST RATE INSTRUMENTS

The following table reflects our interest rate swap contracts to pay variable interest and receive a blended fixed rate of interest of 6.213%, on a notional amount of $200 million ($100 million related to senior notes due August 2006 and $100 million related to senior notes due November 2012). The variable interest is based on the six-month LIBOR rate and is reset biannually. The applicable LIBOR rate was 2.20% and 1.18% as of December 31, 2004 and 2003, respectively.

                                           2004                     2003
                                 -----------------------------------------------
                                  NOTIONAL       FAIR       NOTIONAL      FAIR
(in thousands)                     AMOUNT       VALUE        AMOUNT       VALUE
----------------------------     ---------     -------     ---------     -------
Interest rate swaps:
     Fixed to variable rates     $ 200,000     $ 8,725     $ 100,000     $ 8,880

OTHER FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of our other financial instruments are as follows:

                                                 2004                  2003
                                          -----------------------------------------
                                          CARRYING     FAIR     CARRYING     FAIR
(in thousands)                             AMOUNT     VALUE      AMOUNT     VALUE
----------------------------              --------   --------   --------   --------
Cash and cash equivalents                 $ 42,881   $ 42,881   $ 49,650   $ 49,650
Bank loans (primarily foreign currency)     16,211     16,211     27,784     27,784
Long-term debt:
  Domestic bank lines                       31,850     31,850     25,000     25,000
  Danish retail notes                           --         --     41,844     41,405
  Senior notes at 6.625%                   200,000    209,320    200,000    217,800
  Senior notes at 6.70%                    200,000    214,820    200,000    220,020
  Senior notes at 5.80%                    100,000    102,070    100,000    102,290
  Other (including foreign bank loans)      16,946     16,946     18,154     18,154

The fair values of each of our long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using our current borrowing rate for similar debt instruments of comparable maturity.

NOTE 12--POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

PENSION PLANS

A majority of our U.S. employees participate in noncontributory pension plans, and some of our non-U.S. employees participate in contributory or noncontributory pension plans. Plans covering salaried and management employees generally provide pension benefits that are based on employees' compensation. Effective January 1, 2004, we replaced our defined benefit pension plans for U.S. salaried non-bargaining and certain U.S. salaried bargaining employees with a new defined contribution plan. Plans covering hourly employees and union members generally provide stated benefit amounts for each year of service. Contributions to the plans are based upon the projected unit credit actuarial funding method. We use a December 31 measurement date for our pension plans. We also have a supplemental benefit plan for certain members of senior management.

The following table sets forth the funded status and amounts recognized in our consolidated balance sheets:

                                                         U.S. PENSION            NON-U.S. PENSION
                                                           BENEFITS                  BENEFITS
                                                    ------------------------------------------------
(in thousands)                                        2004         2003          2004        2003
----------------------------------------------      ---------    ---------    ---------    ---------
Change in benefit obligation:
   Benefit obligation at beginning of year          $(399,475)   $(369,824)   $(182,210)   $(140,755)
   Service cost                                        (4,398)     (14,616)      (8,384)      (6,192)
   Interest cost                                      (23,389)     (23,835)     (10,829)      (8,849)
   Contributions by plan participants                       -            -         (970)        (852)
   Actuarial gain (loss)                                6,077        6,742      (12,166)     (12,238)
   Plan assumptions                                   (24,876)     (25,813)      (4,701)        (668)
   Benefits paid                                       30,830       19,094        6,826        5,909
   Plan amendments                                     (1,109)      (4,057)           -            -
   Foreign exchange                                         -            -      (20,150)     (18,565)
   Curtailments                                             -       12,982            -            -
   Settlements and other                                5,390         (148)           -            -
                                                    ---------    ---------    ---------    ---------
         Benefit obligation at end of year           (410,950)    (399,475)    (232,584)    (182,210)
                                                    ---------    ---------    ---------    ---------

Change in plan assets:
   Fair value of plan assets at beginning of year     316,952      246,733      118,106       85,116
   Actual return on plan assets                        28,110       51,728       17,826       16,828
   Contributions by employer                            5,710       37,585        5,403       10,756
   Contributions by plan participants                       -            -          970          852
   Benefits paid                                      (30,830)     (19,094)      (6,826)      (5,909)
   Foreign exchange                                         -            -       13,038       10,463
                                                    ---------    ---------    ---------    ---------
         Fair value of plan assets at end of year     319,942      316,952      148,517      118,106
                                                    ---------    ---------    ---------    ---------

         Funded status                                (91,008)     (82,523)     (84,067)     (64,104)

   Unrecognized prior service cost                     13,205       14,097        1,305          909
   Unrecognized loss                                   70,143       55,955       51,892       39,491
                                                    ---------    ---------    ---------    ---------
Net amount recognized                               $  (7,660)   $ (12,471)   $ (30,870)   $ (23,704)
                                                    ---------    ---------    ---------    ---------

Amounts recognized in consolidated balance sheets:
   Prepaid benefit cost                             $  19,903    $  43,936    $     972    $     463
   Accrued benefit liability                          (80,095)     (98,451)     (52,356)     (39,852)
   Intangible asset                                    10,197       11,127          918          949
   Accumulated other comprehensive losses              42,335       30,917       19,596       14,736
                                                    ---------    ---------    ---------    ---------
Net amount recognized                               $  (7,660)   $ (12,471)   $ (30,870)   $ (23,704)
                                                    ---------    ---------    ---------    ---------

Net periodic benefit cost under our defined benefit pension plans includes the following components:

                                                    U.S. PENSION                       NON-U.S. PENSION
                                                      BENEFITS                             BENEFITS
                                           --------------------------------------------------------------------
(in thousands)                               2004        2003        2002        2004        2003        2002
----------------------------------------   --------    --------    --------    --------    --------    --------
Components of net periodic benefit cost:
   Service cost                            $  4,398    $ 14,616    $ 13,080    $  8,384    $  6,192    $  4,872
   Interest cost                             23,389      23,835      22,881      10,829       8,849       8,680
   Expected return on plan assets           (30,698)    (28,582)    (32,285)    (11,174)     (7,818)     (8,008)
   Amortization of prior service cost         2,093       3,197       3,223         174         153         123
   Amortization of net loss (gain)              738         243      (2,221)      2,651       1,617      (1,516)
   Curtailments                                  --      19,024         419          --          --          --
   Settlements and other                      1,049         369          --          --          --          --
                                           --------    --------    --------    --------    --------    --------
Net periodic benefit cost                  $    969    $ 32,702    $  5,097    $ 10,864    $  8,993    $  4,151
                                           --------    --------    --------    --------    --------    --------

Other information related to our defined benefit pension plans is as follows:

                                                                          U.S. PENSION         NON-U.S. PENSION
                                                                            BENEFITS               BENEFITS
                                                                       -----------------------------------------
            (in thousands)                                               2004       2003       2004       2003
-----------------------------------------------                        --------   --------   --------   --------
FOR ALL PLANS:
  Accumulated benefit obligation                                       $377,283   $360,431   $194,286   $155,121

FOR PENSION PLANS WITH ACCUMULATED BENEFIT
   OBLIGATIONS IN EXCESS OF PLAN ASSETS:
  Projected benefit obligation                                          386,562    360,597    225,178    176,176
  Accumulated benefit obligation                                        354,840    324,849    188,609    149,866
  Fair value of plan assets                                             280,719    239,250    142,082    113,194

Increase in minimum liability included in other
  comprehensive income                                                   11,418      7,338      4,860        699

Pension plan weighted-average asset allocations at December 31, 2004 and 2003 and target allocations, by asset category are as follows:

                                                                 U.S. PENSION               NON-U.S. PENSION
                                                                   BENEFITS                     BENEFITS
                                                            ----------------------------------------------------
                                                            2004     2003    TARGET     2004     2003     TARGET
                                                            ----     ----    ------     ----     ----     ------
ASSET ALLOCATIONS:
   Equity securities                                          64%     59%     55-70%      66%      74%     60-70%
   Debt securities                                            36%     41%     30-45%      32%      22%     30-40%
   Real estate                                                --      --         --       --        3%        --
   Other                                                      --      --         --        2%       1%        --
                                                             ---     ---      -----      ---      ---      -----
                                                             100%    100%       100%     100%     100%       100%
                                                             ---     ---      -----      ---      ---      -----

Our investment policies seek to provide for growth of capital with a moderate level of volatility by investing assets in accordance with the above target allocations. Our investment performance and policies are reviewed by our Pension Investment Committee.

Our expected long term rate of investment return is based on the expected returns of each of the asset categories, weighted based on the median of the target allocation for each category. Equity securities are expected to return 10% -11% over the long-term, while fixed income and other is expected to return 4% - 6%. Based on historical experience, we expect our plan assets to provide a modest additional return, when compared to their respective benchmarks.

Assumptions are as follows:

                                           U.S. PENSION         NON-U.S. PENSION
                                             BENEFITS               BENEFITS
                                           ------------------------------------------
                                           2004    2003       2004            2003
                                           ----    ----    -----------    -----------
ASSUMPTIONS USED TO DETERMINE BENEFIT
  OBLIGATIONS AT DECEMBER 31:
Discount Rate                              5.75%   6.25%   5.00 - 6.00%   5.25 - 6.50%
Rate of compensation increase              4.25%   4.25%   2.00 - 4.25%   1.50 - 4.75%

ASSUMPTIONS USED TO DETERMINE NET
  PERIODIC BENEFIT COST FOR YEARS
  ENDED DECEMBER 31:
Discount rate                              6.25%   6.75%   5.25 - 6.50%   4.00 - 5.75%
Expected return on plan assets             8.75%   8.75%   1.50 - 8.00%   2.75 - 8.75%
Rate of compensation increase              4.25%   4.25%   1.50 - 4.75%   3.10 - 3.50%

We expect to contribute $5.9 million and $5.9 million to our U.S. and non-U.S. plans, respectively, in 2005.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                                                    U.S.     NON-U.S.
                                                                  PENSION    PENSION
                                                                  BENEFITS   BENEFITS
                                                                  --------   --------
2005                                                              $ 20,939   $  7,915
2006                                                                18,491      7,803
2007                                                                22,913      7,836
2008                                                                21,837      8,328
2009                                                                23,313      8,764
2010-2014                                                          140,866     51,874

DEFINED CONTRIBUTION PLANS

Effective January 1, 2004, certain U.S. employees participate in a defined contribution plan. We will contribute a cash amount to the plan on an annual basis, commencing in 2005, based on employees' eligible earnings, vesting service, and age. We recorded expense for this plan of approximately $9.7 million in 2004, which we expect to contribute in 2005.

Certain employees also participate in various investment plans. Under the plans, the employees may voluntarily contribute a percentage of their compensation. We contribute a cash amount based on participants' contributions. Our contributions were approximately $3.8 million, $1.6 million, and $1.6 million in 2004, 2003, and 2002, respectively. We expect to contribute approximately $4 million to our investment plans in 2005. We recorded expense of approximately $4.1 million, $1.7 million, and $1.6 million in 2004, 2003, and 2002, respectively.

POSTRETIREMENT HEALTH AND LIFE INSURANCE PLANS

We have several unfunded postretirement health and life insurance plans covering certain U.S. employees who were hired before February 1, 1993 and retire under the normal, early, or disability retirement provisions of any one of our U.S. defined benefit pension plans. Former employees who retired prior to February 1, 1993, contribute to the cost of the plans, although we pay the majority of the cost. Employees retiring after February 1, 1993, contribute to the cost of the plans based on an indexed service-related premium.

We use a December 31 measurement date for our postretirement health and life insurance plans.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law. The act provides for prescription drug benefits to retirees and federal subsidies to sponsors of certain retiree health-care plans. In May 2004, the FASB issued Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP 106-2), effective for the first interim or annual period beginning after June 15, 2004. We have determined that one of our postretirement benefit plans providing prescription drug benefits are actuarially equivalent to Medicare Part D and have elected to recognize the effects of the act by implementing the provisions of FSP 106-2 retroactively as of January 1, 2004. We have reduced our accumulated postretirement benefit obligation (APBO) for the effect of the subsidy related to benefits attributed to past service by $7.8 million. This is reflected as a decrease in unrecognized net actuarial losses and will be amortized over current and future periods. In addition, the subsidy will reduce interest costs on the APBO. The total effect of the subsidy on the measurement of net periodic benefit cost for 2004 was $1.3 million, consisting of lower amortization of actuarial losses of $0.8 million and lower interest costs of $0.5 million.

The following table sets forth the funded status and amounts recognized in our consolidated balance sheets:

(in thousands)                                         2004        2003
-------------------------------------------------   ---------    ---------
Change in benefit obligation:
  Benefit obligation at beginning of year           $(135,524)   $(131,760)
  Service cost                                         (1,350)      (2,091)
  Interest cost                                        (7,451)      (9,686)
  Contributions by plan participants                   (1,629)      (1,369)
  Actuarial gain (loss)                                   638       (5,369)
  Plan assumptions                                     (8,710)     (16,614)
  Benefits paid                                        10,681        9,539
  Plan amendments                                          --       13,391
  Curtailments                                             --        8,435
  Subsidy                                               7,791           --
                                                    ---------    ---------
      Benefit obligation at end of year              (135,554)    (135,524)
                                                    ---------    ---------
Change in plan assets:
   Fair value of plan assets at beginning of year          --           --
   Contributions by employer                            9,052        8,170
   Contributions by plan participants                   1,629        1,369
   Benefits paid                                      (10,681)      (9,539)
                                                    ---------    ---------
     Fair value of plan assets at end of year              --           --
                                                    ---------    ---------
     Funded status                                   (135,554)    (135,524)
Unrecognized prior service cost                       (27,524)     (33,005)
Unrecognized loss                                      50,061       52,920
                                                    ---------    ---------
Net amount recognized - Accrued benefit liability   $(113,017)   $(115,609)
                                                    ---------    ---------

Net periodic benefit cost includes the following components:

(in thousands)                               2004        2003        2002
----------------------------------------   --------    --------    --------
Components of net periodic benefit cost:
   Service cost                            $  1,350    $  2,091    $  1,222
   Interest cost                              7,451       9,686       6,485
   Amortization of prior service cost        (5,460)     (2,834)     (1,794)
   Amortization of net loss (gain)            3,118       3,754        (388)
   Curtailments                                  --         323          --
                                           --------    --------    --------
Net periodic benefit cost                  $  6,459    $ 13,020    $  5,525
                                           --------    --------    --------

We expect to contribute $7.5 million to our postretirement health and life insurance plans in 2005. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)
 ------------
2005                                                                                      $ 7,491
2006                                                                                        7,018
2007                                                                                        7,353
2008                                                                                        7,540
2009                                                                                        7,854
2010-2014                                                                                  44,313


Assumptions are as follows:

                                                                                     2004    2003
                                                                                     ----    ----
ASSUMPTIONS USED TO DETERMINE BENEFIT OBLIGATIONS AT DECEMBER 31:
Discount rate                                                                        5.75%   6.25%

ASSUMPTIONS USED TO DETERMINE NET PERIODIC BENEFIT COST FOR YEARS
  ENDED DECEMBER 31:
Discount rate                                                                        6.25%   6.75%
                                                                                     ----    ----

Assumed health care cost trend rates at December 31 are as follows:

                                                              2004                    2003
                                                       ------------------------------------------
                                                       MEDICAL      DRUG       MEDICAL      DRUG
                                                       -------     ------      -------     -----
Health care cost trend rate assumed for next year          6.0%      11.0%         7.0%      13.0%
Rate to which the cost trend rate is assumed to            5.0%       5.0%         5.0%       5.0%
  decline (the ultimate trend rate)
Year that the rate reaches the ultimate trend rate        2006       2008         2006       2008
                                                          ----       ----         ----       ----

Assumed health care cost trend rates have an effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                1%           1%
(in thousands)                                               INCREASE     DECREASE
------------------                                          ---------    ---------
Effect on total of service and interest cost components     $   1,302     $ (1,067)
Effect on postretirement benefit obligation                    20,465      (16,777)

NOTE 13--COMMITMENTS AND CONTINGENCIES

LEASES

We have numerous non-cancelable leases with terms exceeding one year. As of December 31, 2004, lease commitments for all such operating leases are as follows:

(in thousands)
-------------
2005                                $ 44,084
2006                                  33,404
2007                                  24,195
2008                                  17,304
2009                                   8,914
Thereafter                             9,493
                                    --------
Total                               $137,394
                                    --------

Total rental expense was $46.8 million, $51.1 million, and $45.2 million in 2004, 2003, and 2002, respectively.

GUARANTEES

We issue various types of guarantees in the normal course of business. As of December 31, 2004, we have the following guarantees outstanding:

(in thousands)
--------------
Standby letters of credit and surety bonds   $115,134
Performance guarantees                        205,817
Commercial letters of credit                    2,724
Guarantee of affiliate debt                    30,000

Standby letters of credit and surety bonds are issued to guarantee our performance under contractual obligations. The most significant of these obligations is collateral to insurance companies for our insurance programs. In the event we fail to pay insurance claims, the issuing bank or surety may be asked to release some or all of this collateral to the insurance companies. Standby letters of credit and surety bonds have a term of one year and automatically renew. As of December 31, 2004, our consolidated balance sheet included liabilities of $42.9 million related to these insurance programs.

Performance guarantees provided by standby letters of credit and performance bonds are issued to certain customers to guarantee the operation of the equipment we sell or to guarantee our ability to complete a contract. These performance guarantees have various terms, generally less than one year.

Commercial letters of credit are issued to certain suppliers to guarantee our payment for purchases under favorable trade terms. Once our suppliers provide the proper documentation, the issuing bank charges our account and pays the commercial letters of credit on our behalf. Commercial letters of credit have a term of one year or less.

The debt obligations of our subsidiaries are reflected in our consolidated balance sheets. In order to obtain favorable terms, guarantees of subsidiary debt are issued to local lending institutions requiring the parent company to repay the debt should our subsidiaries default on their debt obligations. There is a similar guarantee of affiliate debt relating to our 50% owned joint venture, Scroll Technologies. In the event Scroll Technologies would default on its debt obligation, we are required to assume 50% of

Scroll's outstanding debt ($20.6 million as of December 31, 2004). The guarantee of affiliate debt is for the entire term of the borrowing ending in January 2012.

LITIGATION

We are subject to contingencies, including legal proceedings and claims arising out of the ordinary course of business that cover a range of matters, including, among others, product liability, contract and employment claims, warranty, environmental, intellectual property, and property tax disputes. We believe that such claims and litigation have been adequately provided for or are covered by insurance and that the resolution of such matters will not have a material effect on our financial position, ongoing results of operations, or liquidity. However, if a claim results in a judgment against us or we ultimately settle a claim, the amount of such judgment and/or settlement may be material to our results of operations in an individual quarter.

Asbestos-related litigation

As is the case with many other companies, we have been named as one of many defendants in lawsuits alleging personal injury to one or more individuals as a result of exposure to asbestos contained in products previously manufactured by us or by companies from which we purchased product lines. We believe our exposure to losses related to asbestos claims is minimal based upon the asbestos content of former products and the availability of insurance and indemnifications. We do not believe that it is reasonably possible that losses in excess of amounts recorded will be material to our consolidated financial statements.

In February 2004 one of our insurance carriers filed a declaratory judgment action in the Circuit Court of Cook County, Illinois against our former parent and affiliates, certain excess insurance carriers and us. The insurance carrier provides us with primary and excess insurance, and defended and indemnified us in nearly all of our asbestos-related claims. The lawsuit seeks to determine the extent of insurance coverage available to us including whether the available limits exhaust on a "per occurrence" or an aggregate basis, and to determine how the applicable coverage responsibilities should be apportioned to all excess insurance carriers. The insurers are not seeking to recover amounts paid on behalf of us prior to February 2004.

During the second half of 2004, we began to operate under an interim cost-sharing arrangement between the insurance carrier, certain excess insurance carriers, our former parent, several former affiliates and us. The proposed interim cost-sharing arrangement establishes a process by which future asbestos-related costs, formerly paid in full by the insurance carrier, can be paid. Our negotiated share of these costs is approximately 13% of total asbestos-related costs. This represents the share of costs that would have been paid by excess insurance carriers that have gone bankrupt or have been unwilling to participate in the proposed interim cost-sharing arrangement.

As of December 31, 2004, we have recorded a liability of $2.3 million for the estimated loss of known open asbestos-related claims and a receivable of $1.9 million for estimated recoveries from our insurance carriers. We estimate our losses based upon our historical experience of actual losses incurred. Estimating asbestos losses is subject to numerous uncertainties, including but not limited to: the variable rate at which new claims are filed; the impact of bankruptcies of other companies currently or historically defending asbestos claims; the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case; and unknown detail of each individual claim such as the plaintiff's employment history, severity and type of injury, age, and other key factors. We estimate our recoveries based upon the terms of the proposed interim cost-sharing arrangement and availability of other insurance and indemnification coverage. We believe the likelihood that the declaratory judgment action filed against us resulting in no recovery of asbestos-related costs is remote. Our assessment is based upon the merits of the complaints and defenses available to us. However, if the declaratory judgment action results in an adverse judgment against us, it may impair the receivable we have recorded for insurance recoveries.

The following table presents a summary of asbestos-related claims activity for the years ended December 31, 2004 and 2003:

                                       2004       2003
                                       ----       ----
Open claims - beginning of year        427        321
New claims filed                       227        144
Claims disposed                        (51)       (38)
                                       ---        ---
Open claims - end of year              603        427
                                       ---        ---

During 2004, the number of new claims filed increased. We believe the increase in new claims resulted from the practice of plaintiff's bar filing lawsuits based upon available databases. The history of asbestos lawsuits filed against us and settlements by our insurance carriers likely placed us in these databases. Our experience to date with these new claims and plaintiff attorneys has generally indicated a lack of exposure to our products and has resulted in dismissals. We incurred settlement costs of $0.8 million and $0.1 million for claims settled in 2004 and 2003, respectively, of which nearly all were paid by the insurance carrier.

Certain open claims and portions of open claims are not covered by insurance or indemnifications if the exposure period falls within years of no coverage or are related to companies that were acquired without insurance. We do not believe the resolution of these claims will have a material impact to our consolidated financial statements.

We have not recognized any losses for unasserted asbestos claims. As indicated above, our experiences to date with new claims have generally indicated a lack of exposure to our products and results in dismissals in a significant number of cases. Therefore, we do not consider unasserted claims for purposes of estimating our asbestos-related loss contingencies, as we have no reason to believe the manifestation of claims by potential claimants will have a material impact to our consolidated financial statements.

OTHER COMMITMENTS

We have outstanding purchase obligations as of December 31, 2004 as follows:

(in thousands)
--------------
Information technology service contracts (a)                                  $  400,388
Unconditional obligation to purchase remaining share of company (b)                5,000
Unconditional contracts for purchase of raw materials, motors, and controls      120,138
Open purchase orders in the normal course of business                            221,267
                                                                              ----------
                                                                              $  746,793
                                                                              ----------

(a) Included within our IT service contracts are unconditional payments in the amount of $43.9 million. We are currently renegotiating one of our information technology service contracts and expect to significantly reduce our future contractual obligation. This service contract represents $382 million of total information technology service contracts as of December 31, 2004.

(b) We own 50% of a small refrigeration company and are contingently obligated to purchase the remaining 50% no later than 2014. Our purchase commitment can be accelerated under certain circumstances. The purchase price will be determined based upon the profitability of the company but cannot be less than $5 million.

NOTE 14--INCOME TAXES

Components of earnings and taxes consist of:

(in thousands)                                            2004        2003        2002
--------------                                        ----------  -----------  -----------
Income (loss) before taxes and cumulative
   effect of changes in accounting principles:
   U.S.                                               $ (31,034)   $ (46,650)   $   9,134
   Non-U.S.                                             126,011       60,718       97,757
                                                      ---------    ---------    ---------

                                                         94,977       14,068      106,891
                                                      ---------    ---------    ---------

Income tax expense:
  Current:
   U.S. Federal                                           1,436           --        3,974
   State                                                  1,008        1,078        1,587
   Non-U.S.                                              28,167       31,777       19,819
                                                      ---------    ---------    ---------

         Total Current                                   30,611       32,855       25,380
                                                      ---------    ---------    ---------

  Deferred tax (benefit) expense:
   U.S.                                                 (20,718)     (23,037)       2,414
   Non-U.S.                                               3,505       (7,165)      (2,079)
                                                      ---------    ---------    ---------

         Total Deferred                                 (17,213)     (30,202)         335
                                                      ---------    ---------    ---------

Provision for income taxes                            $  13,398    $   2,653    $  25,715
                                                      ---------    ---------    ---------

Provision for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to income before income taxes and cumulative effect of changes in accounting principles as a result of the following:

(in thousands)                                                   2004        2003        2002
--------------                                                 ---------  ----------  ----------
Tax expense at statutory rate                                  $ 33,242    $  4,924    $ 37,412
Increase (decrease) resulting from:
   Equity in earnings of affiliates/minority interest                50       1,272       1,098
   Taxes on foreign earnings                                     (3,356)      6,588      (9,996)
   State income taxes-current                                       656         701       1,031
   State income taxes-deferred                                   (1,193)     (1,169)      1,310
   Export incentives                                             (3,754)     (7,750)     (3,000)
   Other items                                                  (12,247)     (1,913)     (2,140)
                                                               --------    --------    --------

Provision for income taxes                                     $ 13,398    $  2,653    $ 25,715
                                                               --------    --------    --------

In 2004, taxes on foreign earnings were favorably impacted by tax holidays in certain foreign jurisdictions ($11.3 million), other favorable rate variances ($11 million), the reduction in the valuation allowance recorded in connection with a foreign tax loss carryforward ($1.6 million), a tax benefit recorded in connection with a prior year restructuring action involving the disposition of foreign operations ($1.5 million), and recognition of certain foreign tax credits following enactment of the

American Jobs Creation Act of 2004 ($1.3 million), offset by increases to valuation allowances recorded in connection with certain foreign tax loss carryforwards ($7.7 million), operating losses in jurisdictions where no tax benefit was recognized ($6.7 million), and the unfavorable tax impact of deemed and actual distributions ($8.9 million). In 2003, taxes on foreign earnings was impacted by tax holidays in certain foreign jurisdictions ($15.4 million) and other favorable rate variances ($2.4 million), offset by foreign restructuring actions for which the tax benefit was less than the statutory rate ($14.7 million), operating losses in jurisdictions where no tax benefit was recognized ($3.6 million), and the unfavorable tax impact of deemed and actual distributions ($6.1 million). In 2002, taxes on foreign earnings were primarily impacted by tax holidays in certain foreign jurisdictions ($16.2 million) and other favorable rate variances ($3.5 million), offset by the unfavorable impact of deemed and actual distributions ($6 million) and a loss on the disposition of a foreign operation that yielded no tax benefit ($3.7 million). Included within state income taxes-deferred in 2004 is a $2.1 million charge associated with an adjustment in the rate at which state deferred taxes are recorded. Included within the other items in 2004 is an $8.2 million tax benefit recorded during the second quarter, following the conclusion of an examination by the IRS of our federal income tax returns for the years 1997, 1998, and 1999. Other items also consist primarily of R&D credits of $4.7 million, $2.3 million, and $2 million for years 2004, 2003, and 2002, respectively.

The provision for income taxes reported above excludes the tax benefit of $10.7 million related to the 2003 cumulative effect of a change in accounting principle associated with the adoption of FIN 46 related to variable interest entities. This tax benefit was recorded at applicable U.S. federal and state income tax rates. No tax benefit was applied to the 2002 cumulative effect of a change in accounting principle associated with the adoption of SFAS No. 142, because the goodwill was not tax deductible.

Several foreign subsidiaries continue to operate under separate tax holiday arrangements as granted by certain foreign jurisdictions. The nature and extent of such arrangements vary, and the benefits of such arrangements phase out in future years according to the specific terms and schedules as set forth by the particular taxing authorities having jurisdiction over the arrangements.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2004 and 2003 are presented below:

(in thousands)                                                                     2004        2003
-------------                                                                   ----------  -----------
Deferred tax assets:
   Receivables, net, principally due to allowance for doubtful receivables      $   4,808    $   3,556
   Inventories, including uniform capitalization                                   11,752       16,547
   Accrued expenses, due to accrual for financial reporting purposes               30,627       21,835
   Warranties, due to accrual for financial reporting purposes                     38,876       32,307
   Postretirement and postemployment benefits                                      78,091       72,505
   Foreign tax loss carryforwards                                                  40,526       38,657
   Foreign tax credit carryforwards                                                22,593       25,627
   R&D credit carryforwards                                                        13,942        9,925
   U.S. federal tax loss carryforwards                                                 --        6,076
   U.S. state tax loss carryforwards                                               27,754       15,599
   Other carryforward items                                                           965        2,829
                                                                                ---------    ---------
                                                                                  269,934      245,463
   Valuation allowances for U.S. state tax loss carryforwards                     (24,432)     (12,542)
   Valuation allowances for certain foreign tax loss carryforwards                (23,730)     (14,218)
                                                                                ---------    ---------
    Total deferred tax assets, net of valuation allowances                        221,772      218,703
                                                                                ---------    ---------
Deferred tax liabilities:
   Plant, equipment, and intangible assets due to purchase accounting
    adjustments and differences in depreciation and amortization                   13,619       38,719
   Inventory, due to purchase accounting adjustments                               12,130       18,357
   Other                                                                            9,336          426
                                                                                ---------    ---------
    Total deferred tax liabilities                                                 35,085       57,502
                                                                                ---------    ---------
Net deferred tax assets                                                         $ 186,687    $ 161,201
                                                                                ---------    ---------

Deferred tax assets and liabilities are included in the consolidated balance sheet line items as of December 31, 2004 and 2003 as follows:

(in thousands)                                   2004       2003
--------------                                 ---------  --------
Deferred tax assets:
   Prepayments and other current assets        $ 67,227   $ 61,387
   Deferred income taxes                        152,259    133,298

Deferred tax liabilities:
   Other long-term liabillities                  32,799     33,484
                                               --------   --------
Net deferred tax assets                        $186,687   $161,201
                                               --------   --------

Based on our historical and current pre-tax earnings as well as projections of future taxable income, we believe it is more likely than not that we will realize the net deferred tax assets. The increase in the valuation allowance associated with U.S. state tax loss carryforwards is attributable to the increase in U.S. state tax loss carryforwards for which no benefit has been recorded. The valuation allowance on foreign tax loss carryforwards increased $9.5 million primarily due to adjustments to the beginning of the year balances resulting from continuing losses in certain jurisdictions ($7.7 million), and due to additional losses (net of expiring losses) in jurisdictions where the deferred tax assets are not expected to be realized ($3.4 million), offset by the reduction of a valuation allowance in a jurisdiction, due to improved operating performance ($1.6 million). Of the $40.5 million of gross deferred tax assets relating to foreign tax loss carryforwards, $5.3 million are subject to expiration limitations, and approximately $3.3 million ($1.9 million net of valuation allowance) are set to expire over the next three years. The remaining tax losses carry no expiration date.

Foreign tax credit carryforwards of $4.8 million, $6.6 million, $1.5 million, and $9.7 million expire in 2010, 2011, 2012, and 2013, respectively. Of the $13.9 million in R&D credit carryforwards, $0.6 million of this amount is set to expire in 2020; the remainder expires in subsequent years.

The IRS is examining our Federal income tax returns for 2000, 2001, 2002, and 2003. Various other federal, state, and foreign tax returns are under examination by the applicable authorities. We do not anticipate any material adverse effect to our consolidated financial statements resulting from these examinations.

Neither income taxes nor foreign withholding taxes have been provided on $342 million and $286 million of cumulative undistributed earnings of foreign subsidiaries and affiliates at December 31, 2004 and 2003, respectively. These earnings are considered permanently invested in the businesses and, under the tax laws, are not subject to such taxes until distributed as dividends. If the earnings were not considered permanently invested, approximately $82 million and $71 million of deferred income taxes, consisting of foreign withholding taxes and additional U.S. tax net of foreign tax credits, would have been provided at December 31, 2004 and 2003, respectively.

On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law in the U.S. The AJCA includes a temporary deduction from U.S. taxable income of 85% of certain foreign earnings that are repatriated to the U.S., as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in 2005 only. We have begun an evaluation of the effects of the repatriation provision of the AJCA; however, we are awaiting the issuance of further regulatory guidance expected from the Treasury Department and final resolution on a technical corrections bill that has been introduced in Congress with respect to certain provisions in the AJCA. We expect to complete our evaluation within a reasonable period of time following the publication of the Treasury guidance and resolution on the proposed legislation. The range of possible amounts that we are considering for repatriation under the AJCA is between zero and $342 million. The related potential range of income tax is between zero and $43 million. Pursuant to FSP 109-2, as it has not become apparent that we will repatriate any foreign earnings, and the earnings are considered permanently reinvested, no income taxes or foreign withholding taxes have been provided.

NOTE 15--ACQUISITIONS AND DIVESTITURES

We made cash payments of $0.4 million, $6 million, and $2.2 million during 2004, 2003, and 2002, respectively, related to the acquisition of several small businesses. In 2002, we sold air conditioning operations in Australia for $12.1 million; the sale resulted in a loss of $10.3 million. Finalization of the Australia sale resulted in a gain of $0.3 million in 2003. In 2004 and 2003, there were no similar transactions.

NOTE 16--CHARGES TO OPERATIONS

In 2004, 2003, and 2002, we incurred costs (credits) by segment as follows:

(in thousands)                               2004        2003       2002
--------------                            ---------   ---------   ---------
2003 AND 2004 INITIATIVES
  Global Applied:
     Americas                             $    320    $ 22,812    $     --
     Europe, Middle East, and Africa         2,056      56,620          --
     Asia                                      (28)      3,407          --
                                          --------    --------    --------
                                             2,348      82,839          --
  Unitary Products Group                        --       9,654          --
  Bristol Compressors                         (198)      2,135          --
  Corporate                                   (850)      2,708          --
                                          --------    --------    --------
                                             1,300      97,336          --
                                          --------    --------    --------

2000 AND 2001 INITIATIVES
  Global Applied
     Americas                                   --          --         205
     Europe, Middle East, and Africa            --         (39)     (1,034)
     Asia                                       --        (418)        209
                                          --------    --------    --------
                                                --        (457)       (620)
  Unitary Products Group                        --          --       2,122
  Bristol Compressors                         (293)         --      (1,543)
  Corporate                                     --          --          18
                                          --------    --------    --------
                                              (293)       (457)        (23)
                                          --------    --------    --------
Total charges to operations, net             1,007      96,879         (23)
Charges reflected in cost of goods sold         --       5,484          88
                                          --------    --------    --------
Restructuring and other charges, net      $  1,007    $ 91,395    $   (111)
                                          --------    --------    --------

2003 and 2004 Initiatives

In 2003, we initiated actions to further reduce our overall cost structure and support the implementation of our new geographic organization. These actions include the further reduction of manufacturing capacity, the elimination of certain product lines, the exiting of several small, non-core businesses, and the write-down of assets associated with a European joint venture, as well as cost reductions associated with the consolidation of our former ESG and YRG segments.

During 2004, we initiated additional actions to support the implementation of our new geographic organization in EMEA and further reduced the production in one Americas manufacturing facility. These additional actions were mainly comprised of severance and are expected to be completed by December 2005.

Charges included write-downs for the impairment of assets relating to businesses or facilities to be closed or divested, severance and other accruals relating to planned reductions in workforce throughout the Company, and estimated costs related to the elimination of certain product lines. Workforce reductions included the severance of approximately 1,300 salary and wage employees.

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

Detail of activity relating to the 2003 and 2004 initiatives and the 2000 and 2001 initiatives in the years ended December 31, 2004, 2003, and 2002 is as follows:

                                                  ACCRUALS AT
                                     NON-CASH    BEGINNING OF   ACCRUALS               ACCRUAL    ACCRUALS AT
  (in thousands)                    WRITE-DOWNS      YEAR      ESTABLISHED  UTILIZED  REDUCTION   END OF YEAR
-----------------                   -----------  ------------  -----------  --------  ---------  ------------
2004 ACTIVITY:
  Severance                           $    --       $16,537      $ 3,765    $11,585    $ 2,391      $ 6,326
  Contractual and other obligations        --         6,156           --      3,062        364        2,730
  Other                                    --         1,220           --      1,210          3            7
                                      -------       -------      -------    -------    -------      -------
                                           --        23,913        3,765     15,857      2,758        9,063
                                      -------       -------      -------    -------    -------      -------
2003 ACTIVITY:
  Fixed asset write-downs              18,266            --           --         --         --           --
  Inventory write-downs                 5,484            --           --         --         --           --
  Receivables write-downs                 405            --           --         --         --           --
  Other asset write-downs              17,120            --           --         --         --           --
  Severance                                --         1,469       29,167     12,939      1,160       16,537
  Contractual and other obligations        --         1,654       14,756      9,644        610        6,156
  Warranty                                 --           599           --        599         --           --
  Other                                    --           224       13,508     12,455         57        1,220
                                      -------       -------      -------    -------    -------      -------
                                       41,275         3,946       57,431     35,637      1,827       23,913
                                      -------       -------      -------    -------    -------      -------
2002 ACTIVITY:
  Fixed asset write-downs               1,500            --           --         --         --           --
  Inventory write-downs                    44            --           --         --         --           --
  Receivables write-downs                  87            --           --         --         --           --
  Gain on sale of fixed assets         (1,396)           --           --         --         --           --
  Severance                                --        10,728        1,147      9,298      1,108        1,469
  Contractual and other obligations        --         3,011            6        925        438        1,654
  Warranty                                 --           563           44          8         --          599
  Other                                    --         2,017          635      1,884        544          224
                                      -------       -------      -------    -------    -------      -------
                                      $   235       $16,319      $ 1,832    $12,115    $ 2,090      $ 3,946
                                      -------       -------      -------    -------    -------      -------

NOTE 17--SEGMENT INFORMATION

Our global business operates in the HVAC&R industry. Effective January 1, 2003, we consolidated our former YRG and ESG segments and reorganized management of the combined business. Our new organization consists of Global Applied, Unitary Products Group, and Bristol Compressors. The Global Applied business is comprised of three geographic regions: the Americas; Europe, Middle East, and Africa (EMEA); and Asia. Global Applied's three geographic regions, Unitary Products Group, and Bristol Compressors represent our reportable segments. Amounts for the year ended December 31, 2002 were reclassified to conform to the current presentation.

Global Applied designs, produces, markets, and sells HVAC&R equipment and solutions and provides maintenance and service of equipment manufactured by us and by others. Types of equipment include air-cooled and water-cooled chillers, large packaged rooftop units, indoor and outdoor air handling and ventilating equipment, variable air volume units, centrifugal, screw, and reciprocating compressors, condensers, evaporators, heat exchangers, industrial and marine chillers, ice makers, mini-splits, process refrigeration systems, hygienic air distribution systems, gas compression systems, and control equipment to monitor and control the entire system. Heating and air conditioning solutions are provided for buildings ranging from small office buildings and fast food restaurants to large commercial and industrial complexes. Refrigeration systems are provided for industrial applications in the food and beverage, electronics, chemical, and petroleum industries. Cooling and refrigeration systems are also supplied for use on naval, commercial, and passenger vessels. Products within Global Applied are similar in nature. Products produced in our factories are utilized in both air conditioning and refrigeration applications depending on customers needs. The end use application is the determining factor in labeling a product as refrigeration or air conditioning. As part of the integration of our former YRG and ESG segments, we sell our full line of HVAC&R products through one sales channel, regardless of the application. Also within Global Applied, we sell services in the form of inspection, service, repair, maintenance, commissioning of equipment, and other service activities.

The following table summarizes net sales, excluding intragroup sales, by product and service category within the Global Applied segment:

(in thousands)                  2004             2003              2002
------------------          -----------     -------------     --------------
Global Applied net sales:
 Air conditioning products   $ 1,717,072      $ 1,543,737       $ 1,562,488
 Refrigeration products        1,222,982        1,056,189           803,330
 Services                        469,387          427,668           384,335
                             -----------      -----------       -----------
                             $ 3,409,441      $ 3,027,594       $ 2,750,153
                             -----------      -----------       -----------

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

The following table provides our segment operating results, assets, and other items:

(in thousands)                                                            2004             2003           2002
----------------                                                      -------------   -------------   -------------
Net sales:
Global Applied:
  Americas                                                             $ 1,520,645     $ 1,388,930     $ 1,335,392
  Europe, Middle East, and Africa                                        1,512,006       1,343,138       1,161,605
  Asia                                                                     611,655         490,063         418,599
  Intragroup sales                                                        (234,865)       (194,537)       (165,443)
                                                                       -----------     -----------     -----------
                                                                         3,409,441       3,027,594       2,750,153
Unitary Products Group                                                     854,100         760,059         736,789
Bristol Compressors                                                        426,657         451,241         515,372
Eliminations(1)                                                           (180,055)       (162,840)       (158,941)
                                                                       -----------     -----------     -----------
                                                                         4,510,143       4,076,054       3,843,373
                                                                       -----------     -----------     -----------

(1)Eliminations include the following intersegment net sales:


  Global Applied                                                             2,372           2,673           2,623
  Unitary Products Group                                                    59,245          52,896          48,105
  Bristol Compressors                                                      118,438         107,271         108,213
                                                                       -----------     -----------     -----------
   Eliminations                                                            180,055         162,840         158,941
                                                                       -----------     -----------     -----------

Income from operations:
  Global Applied:
   Americas                                                                 50,387          54,855          39,710
   Europe, Middle East, and Africa                                          47,085          44,691          50,550
   Asia                                                                     69,656          69,634          55,945
                                                                        ----------     -----------     -----------
                                                                           167,128         169,180         146,205
  Unitary Products Group                                                    75,454          60,698          40,262
  Bristol Compressors                                                        5,220          25,405          29,002
  General corporate expenses, eliminations, and other
   non-allocated items                                                    (118,614)        (79,858)        (44,037)

Charges and other expenses                                                  (1,007)       (119,749)         (9,917)
Gain (loss) on divestiture                                                      --             345         (10,319)
                                                                       -----------     -----------     -----------
                                                                           128,181          56,021         151,196
                                                                       -----------     -----------     -----------

Equity in earnings of affiliates:
  Global Applied:
    Europe, Middle East, and Africa                                          5,503           2,554           2,038
    Asia                                                                     1,037             984             964
                                                                       -----------     -----------     -----------
                                                                             6,540           3,538           3,002
  Bristol Compressors                                                        2,029           2,044           1,178
                                                                       -----------     -----------     -----------
                                                                             8,569           5,582           4,180
                                                                       -----------     -----------     -----------

Interest expense, net                                                      (41,773)        (47,535)        (48,485)
Income before taxes and cumulative effect of changes
  in accounting principles                                                  94,977          14,068         106,891
Provision for income taxes                                                 (13,398)         (2,653)        (25,715)
                                                                       -----------     -----------     -----------
Income before cumulative effect of changes in accounting principles    $    81,579     $    11,415     $    81,176
                                                                       -----------     -----------     -----------

(in thousands)                                                          2004             2003           2002
--------------                                                      -------------    -------------   -------------
Total assets:
  Global Applied:
     Americas                                                        $  774,015       $  711,103       $  683,138
     Europe, Middle East, and Africa                                  1,033,824          937,981          831,662
     Asia                                                               511,703          389,456          337,303
  Eliminations and other non-allocated assets                          (206,719)        (111,789)         (51,570)
                                                                     ----------       ----------       ----------
                                                                      2,112,823        1,926,751        1,800,533
  Unitary Products Group                                                438,933          384,355          419,540
  Bristol Compressors                                                   242,473          242,375          264,111
  Eliminations and other non-allocated assets                           216,186          176,342           76,733
                                                                     ----------       ----------       ----------
                                                                      3,010,415        2,729,823        2,560,917
                                                                     ----------       ----------       ----------

Depreciation and amortization of property, plant, and equipment:
  Global Applied:
     Americas                                                            22,245           22,201           17,428
     Europe, Middle East, and Africa                                     19,706           16,435           14,010
     Asia                                                                 4,467            4,499            4,015
                                                                     ----------       ----------       ----------
                                                                         46,418           43,135           35,453
  Unitary Products Group                                                 11,559           11,231            8,877
  Bristol Compressors                                                    12,944           13,316           13,911
  Other non-allocated depreciation and amortization                       4,126            2,308            3,926
                                                                     ----------       ----------       ----------
                                                                         75,047           69,990           62,167
                                                                     ----------       ----------       ----------

Capital expenditures:
  Global Applied:
     Americas                                                            20,163           28,174           23,883
     Europe, Middle East, and Africa                                     14,110            8,849            9,767
     Asia                                                                 8,354            6,700            4,242
                                                                     ----------       ----------       ----------
                                                                         42,627           43,723           37,892
  Unitary Products Group                                                 21,980           11,921           14,847
  Bristol Compressors                                                     6,275           12,925           12,870
  Other non-allocated capital expenditures                               11,814           16,135            3,953
                                                                     ----------       ----------       ----------
                                                                     $   82,696       $   84,704       $   69,562
                                                                     ----------       ----------       ----------

General corporate expenses and charges and other expenses are not allocated to the individual segments for management reporting purposes. General corporate expenses include certain incentive compensation, pension, medical, and insurance costs; corporate administrative costs; development costs for IT applications and infrastructure; the $20 million warranty charge recorded in 2004 discussed in
Note 1; and other corporate costs. Charges and other expenses include restructuring and other charges, operating expenses related to cost reduction actions, a curtailment loss related to the decision to replace our defined benefit pension plans for U.S. salaried non-bargaining and certain U.S. salaried bargaining employees with a new defined contribution plan, effective January 1, 2004, costs related to a discontinued product line and executive retirement costs. Non-allocated assets primarily consist of prepaid pension benefit cost, net deferred tax assets, LIFO inventory reserves, and other corporate assets. For management reporting purposes, intersegment sales are recorded on a cost-plus or market price basis. Business segment management compensation is based on segment earnings before interest and taxes, segment net capital employed, and consolidated earnings per share.

Our net sales to the U.S. and to non-U.S. countries are as follows:

                       2004    2003    2002
                      ------  ------  ------
Net sales:
   United States        43%     45%     48%
   Other                57%     55%     52%
                       ---     ---     ---

                       100%    100%    100%
                       ---     ---     ---

No single non-U.S. country or single customer accounts for greater than 10% of our net sales.

Information related to U.S. and non-U.S. sales to outside customers, based on the location of the assets generating the sales, is as follows:

                      2004  2003  2002
                      ----  ----  ----
Net sales:
   United States       48%   51%   55%
   Other               52%   49%   45%
                      ---   ---   ---

                      100%  100%  100%
                      ---   ---   ---

Included in U.S. sales are export sales of $252.4 million, $255.5 million, and $284.9 million in 2004, 2003, and 2002, respectively.

The location of our net property, plant, and equipment is as follows:

                                           2004  2003  2002
                                           ----  ----  ----
Net property, plant, and equipment:
   United States                            54%   55%   56%
   Denmark                                  24%   24%   24%
   Other                                    22%   21%   20%
                                           ---   ---   ---

                                           100%  100%  100%
                                           ---   ---   ---

NOTE 18--STOCKHOLDERS' EQUITY

EMPLOYEE STOCK PURCHASE PLAN

We provide an employee stock purchase plan that authorizes employees to purchase up to 3 million shares of our common stock, inclusive of 0.5 million shares authorized by the stockholders in May 2004. The purchase price is 85% of the lower of the fair market value of shares at the beginning or end of the period. No compensation expense is recorded in connection with employee purchases of shares. As of December 31, 2004, 0.4 million shares were available for employee purchases. Employees purchased shares under the plan as follows:

                                              2004    2003     2002
                                            -------  -------  -------
Shares purchased (in thousands)                 180      264      174
Weighted average purchase price per share   $ 29.35  $ 21.72  $ 21.74

MANAGEMENT STOCK PURCHASE PLAN

In 2003, we established a management stock purchase plan that allows eligible employees to defer a percentage of their annual incentive compensation as vested restricted stock units. We provide a 25% restricted stock unit match which vests over a three-year period. Common stock is issued on the third anniversary from the contribution date or upon employee termination. Deferrals of annual incentive compensation are expensed in the respective incentive period. Matching contributions are expensed over the vesting period. Approximately 43 thousand restricted stock units were issued under the management stock purchase plan in 2004.

STOCK PLANS

In 2002, our shareholders approved a stock plan that will expire in 2012. As a result, we are authorized to issue up to 3.8 million shares of our common stock through stock option and restricted stock awards. Under a former stock plan, which was originally approved in 1992 and expired in 2002, we issued stock options and restricted stock awards of 7.5 million shares. The general terms of both stock plans are similar. Awards can be granted only to our directors and employees. The exercise price of stock options cannot be less than the fair market value of our common stock on the grant date. The maximum term of stock options is 10 years. Restricted stock awards cannot exceed 3% of our issued and outstanding common stock. We determine the price of restricted stock awards at the time of grant. We also determine vesting requirements of stock option and restricted stock awards at the time of grant.

In 2004, 2003, and 2002, 208 thousand, 136 thousand, and 30 thousand restricted shares, respectively, were granted to key employees. Accordingly, unearned compensation of $7.8 million, $3.2 million and $0.7 million was recorded as a charge to stockholders' equity in 2004, 2003 and 2002, respectively.

Information regarding stock options under our stock plans is as follows (shares in thousands):

                                2004                2003              2002
                           ------------------  ----------------  -----------------
                                     WEIGHTED          WEIGHTED          WEIGHTED
                                     AVERAGE           AVERAGE           AVERAGE
                                     EXERCISE          EXERCISE          EXERCISE
                            SHARES    PRICE    SHARES   PRICE    SHARES    PRICE
                           --------  --------  ------  --------  ------  ---------
Outstanding, January 1,      4,919   $ 32.94   5,343    $ 34.58   5,185   $ 34.72
  Granted                      644     37.59     783      21.42     814     35.24
  Exercised                   (596)    28.45    (777)     28.52    (226)    27.56
  Canceled                    (387)    37.95    (430)     39.81    (430)    41.19
                             -----   -------   -----    -------   -----   -------
Outstanding, December 31,    4,580   $ 33.75   4,919    $ 32.94   5,343   $ 34.58
                             -----   -------   -----    -------   -----   -------
Exercisable, December 31,    3,407   $ 34.84   4,061    $ 35.17   4,425   $ 34.62
                             -----   -------   -----    -------   -----   -------
Available, December 31,      1,911             1,015              1,884
                             -----             -----              -----

                          OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                 -------------------------------------  -------------------
                          WEIGHTED
                           AVERAGE                                WEIGHTED
   EXERCISE               REMAINING                               AVERAGE
    PRICE                CONTRACTUAL  WEIGHTED AVERAGE            EXERCISE
    RANGES       SHARES     LIFE       EXERCISE PRICE   SHARES      PRICE
---------------  ------  -----------  ----------------  ------    ---------
$20.89 - $27.00  1,281       6.8          $22.66           780     $23.55
$28.25 - $35.66  1,478       6.0           33.41         1,460      33.41
$36.27 - $42.50    897       7.3           38.01           243      39.04
$43.69 - $54.50    924       2.2           45.53           924      45.53
                 -----       ---          ------         -----     ------
$20.89 - $54.50  4,580       5.7          $33.75         3,407     $34.84
                 -----       ---          ------         -----     ------

ACCUMULATED OTHER COMPREHENSIVE LOSSES

Accumulated other comprehensive losses net of tax, consist of:

(in thousands)                                  2004           2003
--------------                                  ----           ----
Foreign currency translation adjustments     $   3,610      $ (31,063)
Gain on cash flow hedges                        11,767          9,083
Minimum pension liability adjustments          (41,513)       (29,848)
Gain on available for sale securities              234            231
                                             ---------      ---------
Accumulated other comprehensive losses       $ (25,902)     $ (51,597)
                                             ---------      ---------

NOTE 19--EARNINGS (LOSS) PER SHARE RECONCILIATION OF SHARES OUTSTANDING

Net income (loss) as set forth in our consolidated statements of operations is used in the computation of basic and diluted earnings (loss) per share information. Reconciliations of shares used in the computations of earnings
(loss) per share are as follows:

(in thousands)                                                  2004      2003      2002
--------------                                                  ----      ----      ----
Weighted average common shares outstanding used
  in the computation of basic earnings (loss) per share        41,072    39,684    39,351
Effect of dilutive securities:
  Non-vested restricted shares                                    144       166        31
  Stock options                                                   407       356       388
                                                               ------    ------    ------

Weighted average common shares and equivalents used
  in the computation of diluted earnings (loss) per share      41,623    40,206    39,770
                                                               ------    ------    ------

Stock options not included in the earnings (loss) per share
  computation as their effect would have been anti-dilutive     1,763     2,881     3,563
                                                               ------    ------    ------

                    SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

(in thousands, except per share data)  FIRST QUARTER  SECOND QUARTER  THIRD QUARTER  FOURTH QUARTER
-------------------------------------  -------------  --------------  -------------  --------------
2004
      Net sales                          $  939,367    $ 1,221,708     $ 1,159,274    $ 1,189,794
      Gross profit                          171,056        225,675         220,814        213,272
      Net (loss) income                      (3,875)        38,724          31,345         15,385
      (Loss) earnings per share:
          Basic                               (0.10)          0.94            0.76           0.37
          Diluted                             (0.10)          0.92            0.75           0.37

2003
      Net sales                          $  868,357    $ 1,084,417     $ 1,008,958    $ 1,114,322
      Gross profit                          160,100        226,364         191,062        205,724
      Net (loss) income                     (13,636)        19,206          (5,430)        (4,138)
      (Loss) earnings per share:
          Basic                               (0.34)          0.48           (0.14)         (0.10)
          Diluted                             (0.34)          0.48           (0.13)         (0.10)

Notes regarding quarterly results:

- In the third quarter of 2004, we retroactively adopted a new accounting standard related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As a result, the first and second quarter net
      (loss) income and (loss) earnings per share were restated. See Note 12 to our consolidated financial statements. In the second quarter of 2004, we recorded a $20 million warranty charge for the Unitary Products Group furnace inspection and remediation program. See Note 1.

- In the third quarter of 2003, we recorded a $15.4 million reduction to stockholders' equity as a cumulative effect of a change in accounting principle adjustment. See Note 1.

- We recorded net restructuring and other charges of $16.1 million, $33.1 million, $12.1 million, and $30.1 million in the first, second, third, and fourth quarters of 2003, respectively. In the fourth quarter of 2004, we recorded net restructuring charges of $1 million. See Note 16.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

      (a)   Evaluation of Disclosure Controls and Procedures

            As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of company management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

      (b)   Management's Report on Internal Control Over Financial Reporting

            Our management's report on internal control over financial reporting is set forth in Item 8. Financial Statements and Supplementary Data on page 47 and is incorporated by reference herein.

      (c)   Changes in Internal Control Over Financial Reporting

            During the quarter ended September 30, 2004, we implemented new information technology systems at three Global Applied sites and in our service business in North America. In the quarter ended December 31, 2004, we implemented a new information technology system in our UPG business. As a result, certain changes have been made to our internal control over financial reporting. There were no other changes in our internal control over financial reporting that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information contained under the caption "Election of Directors" in our definitive 2005 Proxy Statement is incorporated herein by reference in response to this item. See Item 1 above for information concerning executive officers.

Our Employee Code of Conduct, which applies to all employees, including our principal executive officer, principal financial officer, and principal accounting officer, is posted on our website at www.york.com. The Employee Code of Conduct is compliant with Item 406 of Regulation S-K as required by the SEC. We intend to disclose any amendments to or waivers of any provisions of the Employee Code of Conduct granted to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, on our website.

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

ITEM 11. EXECUTIVE COMPENSATION

Information contained under the caption "Executive Compensation" in our definitive 2005 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information contained under the captions "Election of Directors," "Executive Compensation," and "Ownership of Common Stock" in our definitive 2005 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information contained under the caption "Ownership of Common Stock" in our definitive 2005 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information contained under the caption "Independent Accountants" in our definitive 2005 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a)(1) The following financial statements of York International Corporation and subsidiaries are incorporated herein by reference to pages 47 to 92 of Form 10-K:

             Consolidated Balance Sheets - as of December 31, 2004 and 2003

             Consolidated Statements of Operations - years ended December 31, 2004, 2003, and 2002

             Consolidated Statements of Comprehensive Income (Loss) - years ended December 31, 2004, 2003, and 2002

             Consolidated Statements of Cash Flow - years ended December 31, 2004, 2003, and 2002

             Consolidated Statements of Stockholders' Equity - years ended December 31, 2004, 2003, and 2002

             Notes to Consolidated Financial Statements

         (2) The following financial statement schedule for York International Corporation and subsidiaries is included herein:

             II Valuation and Qualifying Accounts - years ended December 31, 2004, 2003, and 2002; (Page 103 of Form 10-K)

             All other schedules are omitted as they are not applicable.

             Report of Independent Registered Public Accounting Firm Covering Financial Statement Schedule; (Page 102 of Form 10-K)

         (3) The exhibits filed in response to Item 601 of Regulation S-K are as follows:

EXHIBIT
 NUMBER                                DESCRIPTION

   3.1 Amended and Restated Certificate of Registrant (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement in Form S-3, File No. 33-91292, filed on June 7, 1995)

      3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated May 3, 1996 (Incorporated by reference to
            Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-10863)

      3.3 By-Laws of Registrant, restated as of December 17, 1996 (Incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-10863)

      4.1 Indenture effective as of June 1, 1998 between the Registrant and State Street Bank and Trust Company, a Massachusetts chartered trust company, as Trustee (Incorporated by reference to Exhibit 4 to the Registrant's Form 8-K, File No. 1-10863, filed on May 28, 1998)

      4.2 Senior Indenture dated as of August 9, 2001 between the Registrant and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement filed on Form S-3, File No. 333-59678, filed on April 27, 2001)

      4.3 Five Year Credit Agreement, dated as of May 29, 2001, among York International Corporation, as borrower, the initial lenders and initial issuing bank named therein, as initial lenders and initial issuing bank, Citibank, N.A., as administrative agent, The Chase Manhattan Bank, as syndication agent, Bank of Tokyo-Mitsubishi, First Union National Bank, and Fleet National Bank, as documentation agents, and JP Morgan Securities, Inc. and Salomon Smith Barney Inc., as joint lead arrangers and joint bookrunners. (Incorporated by reference to Exhibit 4.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 1-10863)

      4.4 Amendment No. 1 to the Five Year Credit Agreement, dated as of May 29, 2002, among York International Corporation, the lenders named therein, as lenders, and Citibank, N.A., as administrative agent for the lenders. (Incorporated by reference to Exhibit 4.2 to Registrant's Form 10-Q for the quarter ended June 30, 2002, File No. 1-10863)

      4.5 Amendment No. 2 to The Five Year Credit Agreement, dated as of March 14, 2003, among York International Corporation, the lenders named therein, as lenders, and Citibank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 4.2 to Registrant's Form 10-Q for the quarter ended March 31, 2003, File No. 1-10863)

      4.6 Purchase and Sale Agreement, dated as of December 21, 2001, between York International Corporation and Bristol Compressors, Inc., as originators, and York Receivables Funding LLC (Incorporated by reference to Exhibit 4.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-10863)

      4.7 364-Day Revolving Credit Agreement, dated as of March 11, 2005, among York International Corporation, as borrower, Citibank, N.A., as administrative agent, J.P. Morgan Chase Bank, N.A., as syndication agent, Bank of America, N.A., Bank of Tokyo Mitsubishi Trust Company, BNP Paribas and Nordea Bank Finland PLC, as co-documentation agents, and a syndicate of 14 lenders described therein (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K Current Report filed on March 14, 2005, File No. 1-10863)

      4.8 Amended and Restated Receivables Purchase Agreement dated as of May 17, 2004 among York Receivables Funding LLC, as seller, York International Corporation, as initial servicer, Gotham Funding Corporation, as a conduit purchaser, The Bank of Tokyo-Mitsubishi, LTD., New York Branch, as agent for the Gotham Purchaser Group, Liberty Street Funding Corp., as a conduit purchaser, The Bank of Nova Scotia, as agent for the Liberty Street Purchaser Group, and The Bank of Tokyo-Mitsubishi, LTD., New York Branch as administrator (Incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 1-10863)

      4.9 Amendment No. 1 to Amended and Restated Receivables Purchase Agreement, dated October 1, 2004, among, York International Corporation, York Receivables Funding LLC, The Members of Various Purchaser Groups from time to time party hereto, and The Bank of Tokyo-Mitsubishi, LTD., as administrator (filed herewith)

      4.10 Amendment No. 2 to Amended and Restated Receivables Purchase Agreement, dated December 16, 2004, among, York International Corporation, York Receivables Funding LLC, The Members of Various Purchaser Groups from time to time party hereto, and The Bank of Tokyo-Mitsubishi, LTD., as administrator (filed herewith)

      *10.1 Registrant's Amended and Restated 1992 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-Q for the quarter ended March 31, 1997, File No. 1-10863)

      *10.2 Amendment No. 1 to the York International Corporation Amended and Restated 1992 Omnibus Stock Plan, dated February 16, 1999 (Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-10863)

      *10.3 Amendment No. 2 to the York International Corporation Amended and Restated 1992 Omnibus Stock Plan, dated February 9, 2000 (Incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-10863)

      *10.4 Amendment No. 3 to the York International Corporation Amended and Restated 1992 Omnibus Stock Plan, effective July 27, 2000 (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-10863)

      *10.5 York International Corporation Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on form 10-K for the year ended December 31, 1993, File No. 1-10863)

      *10.6 Amendment No. 1 to the York International Corporation Supplemental Executive Retirement Plan, effective January 1, 1997 (Incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2003, File No. 1-10863)

      *10.7 Amendment No. 2 to the York International Corporation Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit
              10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

      *10.8 York International Corporation Amended and Restated Executive Deferred Compensation Plan, effective July 1, 2001 (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 1-10863)

      *10.9 First Amendment to the York International Corporation Executive Deferred Compensation Plan (Incorporated by reference to Exhibit
              10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-10863)

      *10.10 Second Amendment to the York International Corporation Executive Deferred Compensation Plan, dated December 3, 2003 (Incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2003, File No. 1-10863)

      *10.11 York International Corporation Management Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-10863)

      *10.12 Form of Restricted Stock Agreement by and between Registrant and certain of its employees, dated March 26, 2003 (Incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2003, File No. 1-10863)

      *10.13 Employment Agreement between York International Corporation and Michael R. Young, dated December 29, 1999 (Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-10863)

      *10.14 Employment Agreement between York International Corporation and Kam Leong, dated December 29, 1999 (Incorporated by reference to
              Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-10863)

      *10.15 Retirement Agreement between York International Corporation and Michael R. Young, dated October 6, 2003 (Incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2003, File No. 1-10863)

      *10.16 Form of Amendment No. 1 to Employment Agreement between the Registrant and certain of its key executives. (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-10863)

      *10.17 Employment Agreement between York International Corporation and C. David Myers, dated December 31, 2003 (Incorporated by reference to
              Exhibit 10.25 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2003, File No. 1-10863)

      *10.18 Employment Agreement between York International Corporation and Thomas F. Huntington, dated December 31, 2003 (Incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2003, File No. 1-10863)

      *10.19 Employment Agreement between York International Corporation and Peter C. Spellar, dated December 31, 2003 (Incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2003, File No. 1-10863)

      *10.20 Form of Employment Agreement between York International Corporation and certain other key executives, dated December 31, 2003 (Incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2003, File No. 1-10863)

      *10.21 Employment Agreement between York International Corporation and David Kornblatt, dated March 24, 2004 (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, File No. 1-10863)

      *10.22 Employment Agreement between York International Corporation and Iain A. Campbell, dated March 24, 2004 (Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, File No. 1-10863)

      *10.23 Employment Agreement between York International Corporation and Jeffrey D. Gard, dated March 24, 2004 (Incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, File No. 1-10863)

      *10.24 York International Corporation Amended and Restated 2002 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 1-10863)

      *10.25 York International Corporation Amended and Restated 2002 Omnibus Stock Plan (Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 1-10863)

      *10.26 Form of Director Restricted Stock Agreement (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-10863)

      *10.27 Form of Executive Officer Restricted Stock Agreement (Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-10863)

*10.28 Form of Executive Officer Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-10863)

*10.29   Form of Grant to Corporate Executive under the Amended and Restated
         2002 Incentive Compensation Plan (Incorporated by reference to Exhibit
         10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-10863)

*10.30   Form of Grant to Business Unit Executive under the Amended and Restated
         2002 Incentive Compensation Plan (Incorporated by reference to Exhibit
         10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-10863)

*10.31 Form of Grant to Executive under the Mid-Term Portion of the Amended and Restated 2002 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-10863)

*10.32   Agreement between York International Corporation and Kam Leong, dated
         November 15, 2004 (Incorporated by reference to Exhibit 10.1 to the
         Registrant's Form 8-K Current Report filed on November 15, 2004, File
         No. 1-10863)

*10.33   Employment Agreement between York International Corporation and Peter
         Spellar, dated January 4, 2005 (Incorporated by reference to the Registrant's Form 8-K Current Report filed on January 11, 2005, File
         No. 1-10863)

*10.34   Form of Grant to Business Unit Executive under the Amended and Restated
         2002 Incentive Compensation Plan (Incorporated by reference to the
         Registrant's Form 8-K Current Report filed on February 1, 2005, File
         No. 1-10863)

*10.35   Form of Grant to Corporate Executive under the Amended and Restated
         2002 Incentive Compensation Plan (Incorporated by reference to the
         Registrant's Form 8-K Current Report filed on February 1, 2005, File
         No. 1-10863)

*10.36   Employment Agreement between York International and Kim Buchwald, dated
         February 16, 2005 (Incorporated by reference to the Registrant's Form
         8-K Current Report filed on February 16, 2005, File No. 1-10863)

 12 Statement re: Computation of Ratio of Earnings to Fixed Charges (filed herewith)

 21      Subsidiaries of the Registrant (filed herewith)

 23 Consent of Independent Registered Public Accounting Firm (filed herewith)

 24      Power of Attorney (filed herewith)

 31.1    Certification of the Chief Executive Officer of York International
         Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

 31.2    Certification of the Chief Financial Officer of York International
         Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

 32.1    Certification of the Chief Executive Officer and Chief Financial
         Officer of York International Corporation pursuant to 18 U.S.C. Section
         1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

* Required to be filed as management contracts, compensatory plans, or arrangements required to be identified pursuant to Item 15(a)(3) of the registrant's report on Form 10-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           YORK INTERNATIONAL CORPORATION

                                           /S/ C. David Myers
                                           ---------------------------------
                                                     C. DAVID MYERS
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:    March 14, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 14th day of March 2005.

       SIGNATURE                                                      TITLE
       ---------                                                      -----
 /s/ C. David Myers                                  President and Chief Executive Officer
-------------------------------------                (Principal Executive Officer)
        C. DAVID MYERS

 /s/ M. David Kornblatt                              Vice President and Chief Financial Officer
-------------------------------------                (Principal Financial Officer)
       M. DAVID KORNBLATT

 /s/ David C. Elder                                  Controller
-------------------------------------
       DAVID C. ELDER                                (Principal Accounting Officer)

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

       *
-------------------------------------
       ROBERT F. B. LOGAN

       *
-------------------------------------
       PAUL J. POWERS

       *
-------------------------------------
       DONALD M. ROBERTS

       *
-------------------------------------
       JAMES A. URRY

 /s/ C. David Myers
-------------------------------------
        C. DAVID MYERS

* By     /s/ Jane G. Davis
      ------------------------------
      JANE G. DAVIS
      ATTORNEY-IN-FACT

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
York International Corporation:

Under date of March 14, 2005, we reported on the consolidated balance sheets of York International Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 2004, as contained in Item 8. Financial Statements and Supplementary Data. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Harrisburg, Pennsylvania
March 14, 2005

SCHEDULE II

YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

(in thousands)

         COLUMN A:                          COLUMN B:      COLUMN C:       COLUMN D:      COLUMN E:
                                           BALANCE AT      ADDITIONS                     BALANCE AT
                                          BEGINNING OF     COSTS AND                      CLOSE OF
        DESCRIPTION                          PERIOD         EXPENSES      DEDUCTIONS       PERIOD
----------------------------------        ------------     ---------      ----------     ----------
2004
 Allowance for doubtful receivables       $  29,380         8,248          6,336         $  31,292
 Warranties                               $ 101,675        96,803         77,267         $ 121,211

2003
 Allowance for doubtful receivables       $  27,946        11,862         10,428         $  29,380
 Warranties                               $  87,940        91,919         78,184         $ 101,675

2002
 Allowance for doubtful receivables       $  25,675        18,587         16,316         $  27,946
 Warranties                               $  87,883        75,877         75,830         $  87,940


Warranties include standard warranties and extended warranty contracts sold to customers to increase the warranty period beyond the standard period. Extended warranty contracts sold are reflected in COLUMN C: ADDITIONS COSTS AND EXPENSES and amortized revenue is reflected in COLUMN D: DEDUCTIONS in the above schedule.


EXHIBIT INDEX

  EXHIBIT
  NUMBER                                        DESCRIPTION
---------                                       -----------
   3.1            Amended and  Restated  Certificate  of  Registrant  (Incorporated  by  reference to Exhibit 4.1 to the
                  Registrant's Registration Statement in Form S-3, File No. 33-91292, filed on June 7, 1995)

   3.2            Certificate of Amendment to the Amended and Restated  Certificate of  Incorporation  dated May 3, 1996
                  (Incorporated  by  reference  to  Exhibit  3.2 to the  Annual  Report on Form 10-K for the year  ended
                  December 31, 1996, File No. 1-10863)

   3.3            By-Laws of Registrant,  restated as of December 17, 1996  (Incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1- 10863)

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

 4.3        Five Year Credit Agreement, dated as of May 29, 2001, among York International Corporation, as borrower, the initial lenders and initial issuing bank named therein, as initial lenders and initial issuing bank,
            Citibank, N.A., as administrative agent, The Chase Manhattan Bank, as syndication agent, Bank of
            Tokyo-Mitsubishi, First Union National Bank, and Fleet National Bank, as documentation agents, and JP
            Morgan Securities, Inc. and Salomon Smith Barney Inc., as joint lead arrangers and joint bookrunners.
            (Incorporated by reference to Exhibit 4.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 1-10863)

 4.4        Amendment No. 1 to the Five Year Credit Agreement, dated as of May 29, 2002, among York International
            Corporation, the lenders named therein, as lenders, and Citibank, N.A., as administrative agent for the lenders. (Incorporated by reference to Exhibit 4.2 to Registrant's Form 10-Q for the quarter ended June
            30, 2002, File No. 1-10863)

 4.5        Amendment No. 2 to The Five Year Credit Agreement, dated as of March 14, 2003, among York International
            Corporation, the lenders named therein, as lenders, and Citibank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 4.2 to Registrant's Form 10-Q for the quarter ended March
            31, 2003, File No. 1-10863)

 4.6        Purchase and Sale Agreement, dated as of December 21, 2001, between York International Corporation and
            Bristol Compressors, Inc., as originators, and York Receivables Funding LLC (Incorporated by reference to
            Exhibit 4.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, File No.
            1-10863)

 4.7        364-Day Revolving Credit Agreement, dated as of March 11, 2005, among York International Corporation, as borrower, Citibank, N.A., as administrative agent, J.P. Morgan Chase Bank, N.A., as syndication agent,
            Bank of America, N.A., Bank of Tokyo Mitsubishi Trust Company, BNP Paribas and Nordea Bank Finland PLC, as
            co-documentation agents, and a syndicate of 14 lenders described therein (Incorporated by reference to
            Exhibit 10.1 to the Registrant's Form 8-K Current Report filed on March 14, 2005, File No. 1-10863)

 4.8        Amended and Restated Receivables Purchase Agreement dated as of May 17, 2004 among York Receivables
            Funding LLC, as seller, York International Corporation, as initial servicer, Gotham Funding Corporation, as a conduit purchaser, The Bank of Tokyo-Mitsubishi, LTD., New York Branch, as agent for the Gotham
            Purchaser Group, Liberty Street Funding Corp., as a conduit purchaser, The Bank of Nova Scotia, as agent for the Liberty Street Purchaser Group, and The Bank of Tokyo-Mitsubishi, LTD., New York Branch as
            administrator (Incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for
            the quarter ended June 30, 2004, File No. 1-10863)

 4.9        Amendment No. 1 to Amended and Restated Receivables Purchase Agreement, dated October 1, 2004, among, York
            International Corporation, York Receivables Funding LLC, The Members of Various Purchaser Groups from time to time party Hereto, and The Bank of Tokyo-Mitsubishi, LTD., as administrator (filed herewith)

 4.10       Amendment No. 2 to Amended and Restated Receivables Purchase Agreement, dated December 16, 2004, among,
            York International Corporation, York Receivables Funding LLC, The Members of Various Purchaser Groups from time to time party Hereto, and The Bank of Tokyo-Mitsubishi, LTD., as administrator (filed herewith)

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

 *10.6      Amendment No. 1 to the York International Corporation Supplemental Executive Retirement Plan, effective
            January 1, 1997 (Incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K/A
            for the year ended December 31, 2003, File No. 1-10863)

 *10.7      Amendment No. 2 to the York International Corporation Supplemental Executive Retirement Plan (Incorporated
            by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
            2003)

 *10.8      York International Corporation Amended and Restated Executive Deferred Compensation Plan, effective July
            1, 2001 (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the
            quarter ended September 30, 2001, File No. 1-10863)

 *10.9      First Amendment to the York International Corporation Executive Deferred Compensation Plan (Incorporated
            by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
            2003, File No. 1-10863)

*10.10      Second Amendment to the York International Corporation Executive Deferred Compensation Plan, dated
            December 3, 2003 (Incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K/A
            for the year ended December 31, 2003, File No. 1-10863)

*10.11      York International Corporation Management Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-10863)

*10.12      Form of Restricted Stock Agreement by and between Registrant and certain of its employees, dated March 26,
            2003 (Incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2003, File No. 1-10863)

*10.13      Employment Agreement between York International Corporation and Michael R. Young, dated December 29, 1999
            (Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-10863)

*10.14      Employment Agreement between York International Corporation and Kam Leong, dated December 29, 1999
            (Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-10863)

*10.15      Retirement Agreement between York International Corporation and Michael R. Young, dated October 6, 2003
            (Incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2003, File No. 1-10863)

*10.16      Form of Amendment No. 1 to Employment Agreement between the Registrant and certain of its key executives.
            (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the
            quarter ended June 30, 2002, File No. 1-10863)

*10.17      Employment Agreement between York International Corporation and C. David Myers, dated December 31, 2003
            (Incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2003, File No. 1-10863)

*10.18      Employment Agreement between York International Corporation and Thomas F. Huntington, dated December 31,
            2003 (Incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K/A for the
            year ended December 31, 2003, File No. 1-10863)

*10.19      Employment Agreement between York International Corporation and Peter C. Spellar, dated December 31, 2003
            (Incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2003, File No. 1-10863)

*10.20      Form of Employment Agreement between York International Corporation and certain other key executives, dated December 31, 2003 (Incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on
            Form 10-K/A for the year ended December 31, 2003, File No. 1-10863)

*10.21      Employment Agreement between York International Corporation and David Kornblatt, dated March 24, 2004
            (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, File No. 1-10863)

*10.22      Employment Agreement between York International Corporation and Iain A. Campbell, dated March 24, 2004
            (Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, File No. 1-10863)

*10.23      Employment Agreement between York International Corporation and Jeffrey D. Gard, dated March 24, 2004
            (Incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, File No. 1-10863)

*10.24      York International Corporation Amended and Restated 2002 Incentive Compensation Plan (Incorporated by
            reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
            2004, File No. 1-10863)

*10.25      York International Corporation Amended and Restated 2002 Omnibus Stock Plan (Incorporated by reference to
            Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No.
            1-10863)

*10.26      Form of Director Restricted Stock Agreement (Incorporated by reference to Exhibit 10.1 to Registrant's
            Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-10863)

*10.27      Form of Executive Officer Restricted Stock Agreement (Incorporated by reference to Exhibit 10.2 to
            Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-10863)

*10.28      Form of Executive Officer Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to
            Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-10863)

*10.29       Form of Grant to Corporate Executive under the Amended and Restated 2002 Incentive Compensation Plan
             (Incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-10863)

*10.30       Form of Grant to Business Unit Executive under the Amended and Restated 2002 Incentive Compensation Plan
             (Incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-10863)

*10.31       Form of Grant to Executive under the Mid-Term Portion of the Amended and Restated 2002 Incentive
             Compensation Plan (Incorporated by reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q
             for the quarter ended September 30, 2004, File No. 1-10863)

*10.32       Agreement between York International Corporation and Kam Leong, dated November 15, 2004 (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K Current Report filed on November 15, 2004, File No.
             1-10863)

*10.33       Employment Agreement between York International Corporation and Peter Spellar, dated January 4, 2005
             (Incorporated by reference to the Registrant's Form 8-K Current Report filed on January 11, 2005, File No.
             1-10863)

*10.34       Form of Grant to Business Unit Executive under the Amended and Restated 2002 Incentive Compensation Plan
             (Incorporated by reference to the Registrant's Form 8-K Current Report filed on February 1, 2005, File No.
             1-10863)

*10.35       Form of Grant to Corporate Executive under the Amended and Restated 2002 Incentive Compensation Plan
             (Incorporated by reference to the Registrant's Form 8-K Current Report filed on February 1, 2005, File No.
             1-10863)

*10.36       Employment Agreement between York International and Kim Buchwald, dated February 16, 2005 (Incorporated by reference to the Registrant's Form 8-K Current Report filed on February 16, 2005, File No. 1-10863)

 12          Statement re: Computation of Ratio of Earnings to Fixed Charges (filed herewith)

 21          Subsidiaries of the Registrant (filed herewith)

 23          Consent of Independent Registered Public Accounting Firm (filed herewith)

 24          Power of Attorney (filed herewith)

31.1         Certification of the Chief Executive Officer of York International Corporation pursuant to 18 U.S.C.
             Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2         Certification of the Chief Financial Officer of York International Corporation pursuant to 18 U.S.C.
             Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1         Certification of the Chief Executive Officer and Chief Financial Officer of York International Corporation
             pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
             (filed herewith)

  *          Required to be filed as management contracts, compensatory plans, or arrangements required to be identified pursuant to Item 15(a)(3) of the registrant's report on Form 10-K.