Form 10-Q
period 2005-03-31
YORK INTERNATIONAL CORP /DE/
filed 2005-05-03
CIK 842662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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
                                                                  Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                      Outstanding at May 3, 2005
         -----                                      ---------------------------

Common Stock, par value $.005                              41,990,783 shares

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                      INDEX

                                                                                        Page No.
PART I.  FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Condensed Consolidated Statements of Operations - (unaudited)
             Three Months Ended March 31, 2005 and 2004                                     3

             Condensed Consolidated Balance Sheets -
             March 31, 2005 (unaudited) and December 31, 2004                               4

             Condensed Consolidated Statements of Cash Flows - (unaudited)
             Three Months Ended March 31, 2005 and 2004                                     5

             Notes to Condensed Consolidated Financial Statements (unaudited)               6

  Item 2.    Management's Discussion and Analysis of
             Results of Operations and Financial Condition                                 18

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk                    25

  Item 4.    Controls and Procedures                                                       25

PART II.  OTHER INFORMATION

  Item 1.    Legal Proceedings                                                             26

  Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                   26

  Item 3.    Defaults Upon Senior Securities                                               26

  Item 4.    Submission of Matters to a Vote of Security Holders                           26

  Item 5.    Other Information                                                             26

  Item 6.    Exhibits                                                                      26

Signatures                                                                                 27

Exhibits                                                                                   28

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

                                                       THREE MONTHS ENDED MARCH 31,
                                                          2005             2004
                                                      -----------       -----------
Net sales:

    Products                                          $   913,375       $   833,718

    Services                                              120,430           105,649
                                                      -----------       -----------

       Net sales                                        1,033,805           939,367

Cost of goods sold:

    Products                                             (748,226)         (678,584)

    Services                                             (102,451)          (89,727)
                                                      -----------       -----------

       Cost of goods sold                                (850,677)         (768,311)
                                                      -----------       -----------

            Gross profit                                  183,128           171,056

Selling, general, and administrative expenses            (184,718)         (165,853)

Restructuring and other charges, net                       (1,223)               --
                                                      -----------       -----------

            (Loss) income from operations                  (2,813)            5,203

Interest expense, net                                     (11,478)          (10,861)

Equity in earnings of affiliates                            1,283               492
                                                      -----------       -----------

            Loss before income taxes                      (13,008)           (5,166)

Benefit from income taxes                                   3,781             1,291
                                                      -----------       -----------
            Net loss                                  $    (9,227)      $    (3,875)
                                                      ===========       ===========

Basic and diluted net loss per share                  $     (0.22)      $     (0.10)
                                                      ===========       ===========
Cash dividends per share                              $      0.20       $      0.20
                                                      ===========       ===========

Basic and diluted weighted average common shares
    and common equivalents outstanding                     41,564            40,607

See accompanying notes to condensed consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


Condensed Consolidated Balance Sheets

(in thousands)

                                                               MARCH 31, 2005     DECEMBER 31,
                                                                (UNAUDITED)          2004
                                                               --------------    -------------
ASSETS

Current assets:
    Cash and cash equivalents                                    $    46,260      $    42,881
    Receivables, net                                                 743,043          804,141
    Inventories:
      Raw material                                                   174,265          167,089
      Work in progress                                               158,843          143,799
      Finished goods                                                 337,991          304,243
                                                                 -----------      -----------
        Total inventories                                            671,099          615,131

    Prepayments and other current assets                             145,768          144,489
                                                                 -----------      -----------

      Total current assets                                         1,606,170        1,606,642

Deferred income taxes                                                150,666          152,259
Investments in affiliates                                             35,150           35,725
Property, plant, and equipment, net                                  540,122          556,629
Goodwill                                                             535,534          542,851
Intangibles, net                                                      37,659           39,357
Deferred charges and other assets                                     79,923           76,952
                                                                 -----------      -----------

      Total assets                                               $ 2,985,224      $ 3,010,415
                                                                 ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable and current portion of long-term debt          $    23,389      $    19,539
    Accounts payable and accrued expenses                          1,030,574        1,144,464
    Income taxes                                                      37,390           40,829
                                                                 -----------      -----------

      Total current liabilities                                    1,091,353        1,204,832

Long-term warranties                                                  48,864           49,379
Long-term debt                                                       671,968          545,468
Postretirement and postemployment benefits                           222,081          226,213
Other long-term liabilities                                          100,101          105,660
                                                                 -----------      -----------

      Total liabilities                                            2,134,367        2,131,552

Commitments and contingencies

Stockholders' equity                                                 850,857          878,863
                                                                 -----------      -----------

      Total liabilities and stockholders' equity                 $ 2,985,224      $ 3,010,415
                                                                 ===========      ===========

See accompanying notes to condensed consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES


Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                        2005           2004
                                                                    ------------    ----------
Cash flows from operating activities:
    Net loss                                                        $     (9,227)   $   (3,875)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
        Depreciation and amortization of property, plant, and
          equipment                                                       19,757        17,435
        Amortization of deferred charges and intangibles                   1,264           790
        Provision for doubtful receivables                                 1,791         3,673
        Deferred income taxes                                               (906)        5,095
        Loss on sale of property, plant, and equipment                       182           420
        Other                                                              2,029         1,164
        Change in assets and liabilities net of effects from
          acquisitions and divestitures:
             Receivables, net                                             31,359        26,014
             Increase (reduction) in sale of receivables                  15,000        (5,000)
             Inventories                                                 (67,014)      (48,243)
             Prepayments and other current assets                         (3,324)        3,187
             Accounts payable and accrued expenses                       (97,652)        2,681
             Income taxes                                                 (3,459)      (16,517)
             Other long-term assets and liabilities                       (7,746)      (11,146)
                                                                    ------------    ----------
          Net cash used by operating activities                         (117,946)      (24,322)
                                                                    ------------    ----------

Cash flows from investing activities:
    Purchases of other companies, net of cash acquired                        --          (728)
    Capital expenditures                                                 (12,041)      (17,780)
    Proceeds from sale of property, plant, and equipment                     540           865
    Dividends received from affiliates                                     1,030         1,012
                                                                    ------------    ----------
          Net cash used by investing activities                          (10,471)      (16,631)
                                                                    ------------    ----------

Cash flows from financing activities:
    Net proceeds (payments) of short-term debt                             3,793       (12,714)
    Net proceeds from other long-term debt                               131,175        59,470
    Common stock issued                                                    5,347         5,843
    Dividends paid                                                        (8,383)       (8,206)
                                                                    ------------    ----------
          Net cash provided by financing activities                      131,932        44,393
                                                                    ------------    ----------
Effect of exchange rate changes on cash and cash equivalents                (136)         (159)
                                                                    ------------    ----------

          Net increase in cash and cash equivalents                        3,379         3,281

Cash and cash equivalents at beginning of period                          42,881        49,650
                                                                    ------------    ----------
Cash and cash equivalents at end of period                          $     46,260    $   52,931
                                                                    ============    ==========

See accompanying notes to condensed consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements (unaudited)

(1)   FINANCIAL STATEMENTS

      The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. We believe that the information presented is not misleading and the disclosures are adequate. In our opinion, the condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2005 and December 31, 2004 and results of operations and cash flows for the three months ended March 31, 2005 and 2004. Our results of operations for interim periods are not necessarily indicative of results expected for the full year.

      Certain reclassifications have been made to the 2004 condensed consolidated financial statements to conform to the 2005 presentation. These reclassifications include adjustments to the presentation of cash flows due to balance sheet reclassifications recorded in connection with our December 31, 2004 Form 10-K, the reclassification of the sale of trade receivables to operating activities, and other miscellaneous items.

      During the three months ended September 30, 2004, we retroactively adopted a new accounting standard related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As a result, our condensed consolidated statement of operations for the three months ended March 31, 2004 includes a reduction of expenses of $0.3 million from the impact of adoption as of January 1, 2004. See Note 12 of Item 8. Financial Statements and Supplementary Data of our Form 10-K for the year ended December 31, 2004.

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

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                     2005            2004
                                                                                 ------------   -------------
Net loss - as reported                                                           $     (9,227)  $      (3,875)
Add: Stock-based employee compensation expense included in reported
    net loss, net of related tax effects                                                1,296             501
Deduct: Total stock-based employee compensation expense determined
    under fair-value-based method for all awards, net of related tax effects           (2,343)         (1,295)
                                                                                 ------------   -------------
Pro forma net loss                                                               $    (10,274)  $      (4,669)
                                                                                 ============   =============
Basic and diluted loss per share:
    As reported                                                                  $      (0.22)  $       (0.10)
    Pro forma                                                                           (0.25)          (0.11)

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

      In accordance with the facility, YRFLLC has sold $150 million and $135 million of an undivided interest in trade receivables as of March 31, 2005 and December 31, 2004, respectively. The proceeds from the sale were reflected as a reduction of net receivables in our condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004. The discount rate on trade receivables sold was 2.8% and 2.38% as of March 31, 2005 and December 31, 2004, respectively. The program fee on trade receivables sold was 0.4% as of March 31, 2005 and December 31, 2004.

(4)   GOODWILL

      The changes in the carrying amount of goodwill for the three months ended March 31, 2005 by segment are as follows (in thousands):

                                                                                     FOREIGN
                                                                BALANCE AS OF        CURRENCY      BALANCE AS OF
                                                                DEC. 31, 2004       FLUCTUATION   MARCH 31, 2005
                                                                -------------      ------------   --------------
Global Applied:
    Americas                                                    $      93,153      $        (79)  $       93,074
    Europe, Middle East, and Africa                                   143,369            (7,157)         136,212
    Asia                                                              109,576               (81)         109,495
                                                                -------------      ------------   --------------
                                                                      346,098            (7,317)         338,781
Unitary Products Group                                                140,440                 -          140,440
Bristol Compressors                                                    56,313                 -           56,313
                                                                -------------      ------------   --------------
                                                                $     542,851      $     (7,317)  $      535,534
                                                                =============      ============   ==============

(5)   INTANGIBLES, NET

      The following table summarizes the major intangible asset classes subject to amortization included in our condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004 (in thousands):

                                                           GROSS CARRYING     ACCUMULATED        NET CARRYING
                                                              AMOUNT          AMORTIZATION         AMOUNT
                                                           --------------     ------------       ------------
March 31, 2005

Trade names and trademarks                                 $       43,391     $      8,400       $     34,991
Other                                                               4,316            1,648              2,668
                                                           --------------     ------------       ------------
                                                           $       47,707     $     10,048       $     37,659
                                                           ==============     ============       ============
December 31, 2004

Trade names and trademarks                                 $       45,593     $      8,428       $     37,165
Other                                                               3,679            1,487              2,192
                                                           --------------     ------------       ------------
                                                           $       49,272     $      9,915       $     39,357
                                                           ==============     ============       ============

      Amortization expense for trade names and trademarks and other intangible assets for the three months ended March 31, 2005 and 2004 was $0.6 million and $0.4 million, respectively.

      The following table estimates the amount of amortization expense for trade names and trademarks and other intangible assets for the remainder of 2005 and each of the fiscal years indicated (in thousands):

2005 (April 1 - December 31)                                                                  $       2,073
2006                                                                                                  2,120
2007                                                                                                  1,769
2008                                                                                                  1,769
2009                                                                                                  1,654
Thereafter                                                                                           28,274
                                                                                              -------------
                                                                                              $      37,659
                                                                                              =============

(6)   NOTES PAYABLE AND LONG-TERM DEBT

      Notes payable and long-term debt consist of (in thousands):

                                                                              MARCH 31,        DECEMBER 31,
                                                                                2005               2004
                                                                            ------------      -------------
Notes payable and current portion of long-term debt:
    Bank loans (primarily foreign currency)                                 $     20,004      $      16,211
    Current portion of long-term debt                                              3,385              3,328
                                                                            ------------      -------------
       Total                                                                $     23,389      $      19,539
                                                                            ============      =============

Long-term debt:
    Domestic bank lines at an average rate of 3.21% in 2005                 $    133,000      $      31,850
       and 2.11% in 2004
    Five Year Credit Agreement, 4.075% interest, due May 29, 2006                 30,000                 --
    Senior notes, 6.625% interest, due August 2006                               200,000            200,000
    Senior notes, 6.7% interest, due June 2008                                   200,000            200,000
    Senior notes, 5.8% interest, due November 2012                               100,000            100,000
    Other (primarily foreign bank loans) at an average
       rate of 5.81% in 2005 and 5.99% in 2004                                    12,353             16,946
                                                                            ------------      -------------

       Total                                                                     675,353            548,796
Less current portion                                                              (3,385)            (3,328)
                                                                            ------------      -------------
Noncurrent portion                                                          $    671,968      $     545,468
                                                                            ============      =============

      The domestic bank lines are classified as long-term, as they are supported by our Five-Year Credit Agreement, which matures on May 29, 2006.

      The following table summarizes the terms of our lines of credit:

                       LIMIT           AVAILABILITY (a)
                MARCH 31,  DEC. 31,  MARCH 31,  DEC. 31,             BORROWING   ANNUAL
(in thousands)     2005      2004      2005       2004     EXPIRES    RATE (b)    FEE
--------------  ---------  --------  ---------  --------  ---------  ---------   ------
Five Year
Credit                                                    May 29,    LIBOR +
Agreement       $ 400,000  $400,000  $ 370,000  $400,000    2006         1.175%     0.2%

364-Day
Credit                                                    March 11,  LIBOR +
Agreement (c)     200,000   200,000    200,000   200,000    2006          0.63%    0.15%

Domestic                                                  Uncom-
bank lines        160,000   160,000     27,000   128,150  mitted     Various          -

Non-U.S.
bank credit                                               Uncom-
facilities        456,818   443,247    298,840   295,544  mitted     Various          -

(a) Availability is reduced for outstanding borrowings and bank guarantee and letters of credit usage.

(b) The one-month LIBOR (London Interbank Offering Rate) rate was 2.9% and 2.38% as of March 31, 2005 and December 31, 2004, respectively.

(c)   We renewed our 364-Day Credit Agreement in March 2005.

      The Five Year Credit Agreement and 364-Day Credit Agreement contain financial covenants requiring us to maintain certain financial ratios and standard provisions limiting leverage and liens. We were in compliance with the financial covenants as of March 31, 2005 and December 31, 2004.

(7)   POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

      PENSION PLANS

      Net periodic benefit cost includes the following components (in thousands):

                                            THREE MONTHS ENDED MARCH 31,
                                               2005              2004
                                            ----------       -----------
Components of net periodic benefit cost:
  Service cost                              $    3,540       $     3,226
  Interest cost                                  8,677             8,452
  Expected return on plan assets                (9,841)          (10,262)
  Amortization of prior service cost               610               572
  Amortization of net loss                         952               668
  Settlements and other                              -             1,049
                                            ----------       -----------
Net periodic benefit cost                   $    3,938       $     3,705
                                            ==========       ===========

      We previously disclosed in our consolidated financial statements for the year ended December 31, 2004 that we expected to contribute $11.8 million to our pension plans in 2005. As of March 31, 2005, $3.1 million of contributions have been made. We currently anticipate contributing an additional $9.5 million to fund our plans in the remainder of 2005 for a total 2005 contribution of $12.6 million.

      DEFINED CONTRIBUTION PLANS

      Certain U.S. employees participate in a defined contribution plan. We contribute a cash amount to the plan on an annual basis, based on employees' eligible earnings, vesting service, and age. In the first quarter of 2005, we made our first annual contribution of $9.7 million. We recorded expense of approximately $2.8 million related to the plan in the three months ended March 31, 2005 and 2004.

      Certain employees participate in various other investment plans. Under the plans, the employees may voluntarily contribute a percentage of their compensation. We contribute a cash amount based on the participants' contributions. Our contributions to the plans were approximately $1.2 million and $0.8 million in the three months ended March 31, 2005 and 2004, respectively. We recorded expense of approximately $1.1 million and $1.0 million related to the plans in the three months ended March 31, 2005 and 2004, respectively.

      POSTRETIREMENT HEALTH AND LIFE INSURANCE PLANS

      Net periodic benefit cost includes the following components (in thousands):

                                           THREE MONTHS ENDED MARCH 31,
                                             2005               2004
                                           --------          ----------
Components of net periodic benefit cost:
  Service cost                             $    379          $      354
  Interest cost                               1,805               1,939
  Amortization of prior service cost         (1,365)             (1,360)
  Amortization of net loss                      862                 894
                                           --------          ----------
Net periodic benefit cost                  $  1,681          $    1,827
                                           ========          ==========

      We previously disclosed in our consolidated financial statements for the year ended December 31, 2004 that we expected to contribute $7.5 million to our postretirement health and life insurance plans in 2005. As of March 31, 2005, $1.8 million of contributions have been made. We currently anticipate contributing an additional $5.7 million to fund our plans in the remainder of 2005 for a total 2005 contribution of $7.5 million.

(8)   COMMITMENTS AND CONTINGENCIES

      Guarantees and Warranties

      We issue various types of guarantees in the normal course of business. As of March 31, 2005, we have the following guarantees outstanding (in thousands):

Standby letters of credit and surety bonds   $116,646
Performance guarantees                        208,532
Commercial letters of credit                    2,863
Guarantee of affiliate debt                    30,000

      Changes in our warranty liabilities for the three months ended March 31, 2005 are as follows (in thousands):

    BALANCE      PAYMENTS   ACCRUALS FOR     BALANCE
     AS OF      MADE UNDER   WARRANTIES       AS OF
 DEC. 31, 2004  WARRANTIES     ISSUED     MARCH 31, 2005
--------------  ----------  ------------  --------------
$      121,211  $   24,148  $     19,237  $      116,300

      Warranties include standard warranties and extended warranty contracts sold to customers to increase the warranty period beyond the standard period. Extended warranty contracts sold are reflected as accruals for warranties issued and amortized revenue is reflected as payments made under warranties.

      During the second quarter of 2004, we finalized field and factory testing to investigate failures found in heat exchangers of certain sealed combustion gas furnaces used in the manufactured housing industry. We found that installation and application factors combined with component part variation can result in excessive heat exchanger temperatures, which may contribute to failures in certain furnace models manufactured in the years 1995 to 2000. We no longer produce these furnace models and our program for remediation has been approved by the U.S. Consumer Product Safety Commission. As a result, we recorded a $20 million warranty charge to cost of goods sold for the Unitary Products Group furnace inspection and remediation program in the second quarter of 2004. The $20 million warranty charge represents our best estimate of inspection and repair costs within a reasonable estimated range of $13 million to $30 million. Repair cost estimates are mainly comprised of the expected cost of repair kits or new heat exchangers and installation labor. Our estimates are based upon the projected number of furnace units to be serviced (find rate), current repair costs, and the estimated number of furnace units requiring repair. Differences between estimated and actual find rate, costs to manufacture and install repair kits or heat exchangers, and number of furnace units that require repair could have a significant impact on our quarterly results or further impact on our consolidated results of operations. We began to manufacture replacement parts and repair furnaces in the third quarter of 2004 and expect to complete the program by the end of 2006. Repair activity of $6.5 million was charged against the warranty reserve during the three months ended March 31, 2005. For the entire program to date we have charged $11.9 million against the reserve.

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

      Asbestos-related Litigation

      As we have previously disclosed in Note 13 of Item 8. Financial Statements and Supplementary Data of our Form 10-K for the year ended December 31, 2004, we have been named as one of many defendants in lawsuits alleging personal injury to one or more individuals as a result of exposure to asbestos contained in products previously manufactured by us or by companies from which we purchased product lines. We believe our exposure to losses related to asbestos claims is minimal based upon the asbestos content of former products and the availability of insurance and indemnifications. We do not believe that it is reasonably possible that losses in excess of amounts recorded will be material to our condensed consolidated financial statements.

      We have recorded a liability of $2.1 million and $2.3 million for the estimated loss for known open asbestos-related claims as of March 31, 2005 and December 31, 2004, respectively, and a receivable of $1.8 million and $1.9 million for estimated recoveries from our insurance carriers as of March 31, 2005 and December 31, 2004, respectively.

      The following table presents a summary of asbestos-related claims activity for the three months ended March 31, 2005 and 2004:

                                                2005        2004
                                               -------    --------
Open claims - beginning of period                603        427
New claims filed                                  39         32
Claims settled                                    (1)        (4)
Claims dismissed                                 (59)        (2)
                                                 ---        ---
Open claims - end of period                      582        453
                                                 ===        ===

      We incurred minimal settlement costs for the three months ended March 31, 2005 and 2004, with all amounts paid by insurance carriers. Our average settlement cost per claims settled was $3 thousand and $23 thousand for the three months ended March 31, 2005 and 2004, respectively.

      We have not recognized any losses for unasserted asbestos claims. Our experience to date has generally indicated a lack of asbestos-related exposure from our products and results in dismissals in a significant number of cases. Therefore, we do not consider unasserted claims for purposes of estimating our asbestos-related loss contingencies, as we have no reason to believe the manifestation of claims by potential claimants will have a material impact to our condensed consolidated financial statements.

      Other Commitments

      As disclosed previously in Note 13 of Item 8. Financial Statements and Supplementary Data of our Form 10-K for the year ended December 31, 2004, we had a $382 million purchase obligation, of which $43.9 million was unconditional, related to an information technology service contract that we were in the process of renegotiating. In April of 2005, the contract was renegotiated and, as a result, our purchase obligation was reduced to less than $10 million.

(9)   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      We are exposed to market risk associated with changes in interest rates, foreign currency exchange rates, and certain commodity prices. To enhance our ability to manage these market risks, we enter into derivative instruments for periods consistent with the related underlying hedged exposures. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in fair value or cash flows of the underlying hedged exposures. We mitigate the risk that the counterparty to these derivative instruments will fail to perform by only entering into derivative instruments with major financial institutions. We do not typically hedge our market risk exposures beyond three years and we do not hold or issue derivative instruments for trading purposes.

      Recognized gains or losses in cost of goods sold due to discontinued currency and commodity cash flow hedges for the three months ended March 31, 2005 and 2004 were immaterial.

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

      As of March 31, 2005, we forecasted that $0.7 million of net losses in accumulated other comprehensive losses will be reclassified into earnings within the next twelve months.

      Commodity Price Hedging

      We purchase raw material commodities and are at risk for fluctuations in the market price of those commodities. In connection with the purchase of major commodities, principally copper for manufacturing requirements, we enter into commodity swap contracts to effectively fix a portion of our commodity costs. These contracts require each settlement between our counterparty and us to coincide with cash market purchases of the actual commodity.

      As of March 31, 2005, we forecasted that $16.4 million of net gains in accumulated other comprehensive losses will be reclassified into earnings increasing or decreasing cost of goods sold within the next twelve months.

      Interest Rate Hedging

      We manage our interest rate risk by entering into both fixed and variable rate debt. In addition, we enter into interest rate swap contracts in order to achieve a balanced mix of fixed and variable rate indebtedness.

      As of March 31, 2005, we had interest rate swap contracts to pay variable interest, based on the six-month LIBOR rate, and receive a blended fixed rate of interest of 6.213% on a notional amount of $200 million ($100 million related to senior notes due August 2006 and $100 million related to senior notes due November 2012). As of March 31, 2005, the fair value of these swap contracts was an unrealized gain of $4.2 million. We have designated our outstanding interest rate swap contracts as fair value hedges of underlying fixed rate debt obligations. The fair value of these contracts is recorded in other long-term assets or liabilities with a corresponding increase or decrease in the fixed rate debt obligations. The change in fair values of both the fair value hedge instruments and the underlying debt obligations are recorded as equal and offsetting unrealized gains and losses in the net interest expense component of the condensed consolidated statements of operations. All existing fair value hedges are determined to be 100% effective under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. As a result, there is no impact on current earnings resulting from hedge ineffectiveness.

(10)  COMPREHENSIVE LOSS

      Comprehensive loss is determined as follows (in thousands):

                                                         THREE MONTHS ENDED MARCH 31,
                                                             2005            2004
                                                         ------------    ------------
Net loss                                                 $     (9,227)   $     (3,875)
Other loss income:
    Foreign currency translation adjustment                   (17,569)         (9,200)
    Cash flow hedges:
       Reclassification adjustment, net of tax                 (1,443)          1,290
       Net derivative (loss) income, net of tax                   (57)          3,695
    Available for sale securities, net of tax                      13              37
                                                         ------------    ------------
Comprehensive loss                                       $    (28,283)   $     (8,053)
                                                         ============    ============

(11)  STOCKHOLDERS' EQUITY

      The following table summarizes our stockholders' equity as of March 31, 2005 and December 31, 2004 (in thousands, except per share data):

                                                                  MARCH 31,      DECEMBER 31,
                                                                    2005             2004
                                                                  ---------     -------------
Common stock $.005 par value; 200,000 shares authorized;
    issued 46,712 shares at March 31, 2005
    and 46,666 shares at December 31, 2004                        $     233     $        233
Additional paid-in capital                                          747,361          743,790
Retained earnings                                                   329,999          347,609
Accumulated other comprehensive losses                              (44,958)         (25,902)
Treasury stock, at cost; 4,781 shares at March 31, 2005
    and 4,895 shares at December 31, 2004                          (175,740)        (179,943)
Unearned compensation                                                (6,038)          (6,924)
                                                                  ---------     ------------
Total stockholders' equity                                        $ 850,857     $    878,863
                                                                  =========     ============

(12)  LOSS PER SHARE

      Net loss as set forth in the condensed consolidated statements of operations is used in the computation of basic and diluted loss per share. Our basic and diluted loss per share is based upon the weighted average common shares outstanding during the period. The computation of diluted loss per share excludes non-vested restricted shares and stock options of
      4.3 million and 5.6 million for the three months ended March 31, 2005 and 2004, respectively, as their effect would have been anti-dilutive.

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

      Global Applied designs, produces, markets, and sells HVAC&R equipment and solutions and provides maintenance and service of equipment manufactured by us and by others. Types of equipment include air-cooled and water-cooled chillers, large packaged rooftop units, indoor and outdoor air handling and ventilating equipment, variable air volume units, centrifugal, screw, scroll, and reciprocating compressors, condensers, evaporators, heat exchangers, industrial and marine chillers, ice makers, mini-splits, process refrigeration systems, hygienic air distribution systems, gas compression systems, and control equipment to monitor and control the entire system. Heating and air conditioning solutions are provided for buildings ranging from small office buildings and fast food restaurants to large commercial and industrial complexes. Refrigeration systems are provided for industrial applications in the food and beverage, electronic, chemical and petroleum industries. Cooling and refrigeration systems are also supplied for use on naval, commercial and passenger vessels.

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

      General corporate expenses and charges and other expenses are not allocated to the individual segments for management reporting purposes. General corporate expenses include certain incentive compensation, pension, medical and insurance costs; corporate administrative costs; development costs for information technology applications and infrastructure; restructuring charges recorded in 2005; LIFO and intercompany profit elimination provisions and other corporate costs. Non-allocated assets primarily consist of prepaid pension benefit cost, net deferred tax assets, LIFO inventory reserves, and other corporate assets. For management reporting purposes, intersegment sales are recorded on a cost-plus or market price basis. Business segment management compensation is based on earnings before interest and taxes, segment net capital employed, and consolidated earnings per share.

      The table below represents our operating results and assets by segment (in thousands):

                                                          THREE MONTHS ENDED MARCH 31,
                                                            2005               2004
                                                       --------------    ---------------
Net sales:
    Global Applied:
       Americas                                        $      384,998    $       332,799
       Europe, Middle East, and Africa                        318,296            298,421
       Asia                                                   132,071            102,784
       Intragroup sales                                       (61,729)           (44,991)
                                                       --------------    ---------------
                                                              773,636            689,013
    Unitary Products Group                                    210,104            180,391
    Bristol Compressors                                       101,155            113,478
    Eliminations(1)                                           (51,090)           (43,515)
                                                       --------------    ---------------
                                                       $    1,033,805    $       939,367
                                                       ==============    ===============
    (1)Eliminations include the following
          intersegment sales:
    Global Applied                                     $         (293)   $          (731)
    Unitary Products Group                                    (19,256)           (13,734)
    Bristol Compressors                                       (31,541)           (29,050)
                                                       --------------    ---------------
    Eliminations                                       $      (51,090)   $       (43,515)
                                                       ==============    ===============

(Loss) income from operations:
    Global Applied:
       Americas                                        $        2,941    $         1,686
       Europe, Middle East, and Africa                         (9,297)                (9)
       Asia                                                     9,410              9,574
                                                       --------------    ---------------
                                                                3,054             11,251
    Unitary Products Group                                     12,861             12,026
    Bristol Compressors                                         8,170              4,078
    General corporate expenses, eliminations, and
       other non-allocated items                              (26,898)           (22,152)
                                                       --------------    ---------------
                                                               (2,813)             5,203
                                                       --------------    ---------------

Interest expense, net                                         (11,478)           (10,861)
                                                       --------------    ---------------

Equity in earnings (loss) of affiliates:
    Global Applied:
       Europe, Middle East, and Africa                            144                384
       Asia                                                       299                116
                                                       --------------    ---------------
                                                                  443                500
    Bristol Compressors                                           840                 (8)
                                                       --------------    ---------------
                                                                1,283                492
                                                       --------------    ---------------

Loss before income taxes                                      (13,008)            (5,166)

Benefit from income taxes                                       3,781              1,291
                                                       --------------    ---------------

Net loss                                               $       (9,227)   $        (3,875)
                                                       ==============    ===============

                                                       MARCH 31, 2005     DEC. 31, 2004
                                                       --------------    ---------------
Total assets:
    Global Applied:
       Americas                                        $      807,397    $       774,015
       Europe, Middle East, and Africa                        959,871          1,033,824
       Asia                                                   528,633            511,703
       Eliminations and other non-allocated assets           (206,885)          (206,719)
                                                       --------------    ---------------
                                                            2,089,016          2,112,823
    Unitary Products Group                                    465,543            438,933
    Bristol Compressors                                       280,102            242,473
    Eliminations and other non-allocated assets               150,563            216,186
                                                       --------------    ---------------
                                                       $    2,985,224    $     3,010,415
                                                       ==============    ===============

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

      In the three months ended March 31, 2005, we incurred costs by segment as follows (in thousands):

Global Applied:
    Americas                           $         --
    Europe, Middle East, and Africa           1,223
    Asia                                         --
                                       ------------
Restructuring and other charges, net   $      1,223
                                       ============

      Charges included severance related to the closure of under performing businesses in Germany and Holland that served local fishery markets.

      Detail of activity relating to the 2003 and 2004 initiatives in the three months ended March 31, 2005 is as follows (in thousands):

                                                        ACCRUALS
                                                       ESTABLISHED       UTILIZED
                                                       IN THE THREE    IN THE THREE
                                                          MONTHS          MONTHS        REMAINING
                                        ACCRUALS AT       ENDED           ENDED        ACCRUALS AT
                                         DEC. 31,       MARCH 31,        MARCH 31,       MARCH 31,
                                           2004           2005            2005             2005
                                       ------------    ------------    ------------    -----------
Severance                              $      6,326    $      1,223    $      2,131    $     5,418
Contractual obligations                       2,730              --             163          2,567
Other                                             7              --               7             --
                                       ------------    ------------    ------------    -----------
                                       $      9,063    $      1,223    $      2,301    $     7,985
                                       ============    ============    ============    ===========

(15)  NEW ACCOUNTING STANDARDS

      In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, "Inventory Costs." This standard amends the guidance in Accounting Research Bulletin No. 43, and requires the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material to be treated as current-period charges. In addition, the standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for inventory costs incurred beginning January 1, 2006. This standard is not expected to materially impact our condensed consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R). This standard addresses the accounting for share-based compensation in which we exchange employee services for
      (a) our equity instruments or (b) liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of our equity instruments. Under the standard, companies are required to recognize compensation cost for share-based compensation issued to or purchased by employees under stock-based compensation plans using a fair-value-based method effective July 1, 2005. The impact the standard will have on our condensed consolidated financial statements is not known at this time; however, it may reduce net income and earnings per share similar to the amounts disclosed in Note 2 to our condensed consolidated financial statements and Note 1 of Item 8. Financial Statements and Supplementary Data of our Form 10-K for the year ended December 31, 2004. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 which provided further clarification on the implementation of SFAS 123R. On April 14, 2005, the SEC announced a deferral of the effective date of SFAS 123R for calendar year public companies until the beginning of 2006.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CONSOLIDATED OPERATIONS

                                     THREE MONTHS ENDED MARCH 31,     DOLLAR     PERCENT
(in thousands, except percentages)        2005           2004         CHANGE      CHANGE
----------------------------------   -------------   ------------   ----------   -------
U.S. sales                           $     488,313   $    425,833   $   62,480    14.7%
Non-U.S. sales                             545,492        513,534       31,958     6.2%
                                     -------------   ------------   ----------
  Net sales                              1,033,805        939,367       94,438    10.1%

Gross profit                               183,128        171,056       12,072     7.1%
Gross profit %                                17.7%          18.2%

Our revenue growth is mainly attributable to increased equipment volume (excluding equipment sold through our service business) in Global Applied of $55.3 million and Unitary Products Group (UPG) of $29.7 million; strong service business (consisting of services, parts, and replacement equipment) growth of $29.3 million in Global Applied; and the net strengthening of foreign currencies $19.2 million, primarily in our Europe, Middle East, and Africa (EMEA) operations. Revenue growth was partially offset by sales decreases in European equipment markets and Bristol Compressors.

The increase in gross profit was primarily due to volume growth, productivity gains and selling price increases. These increases were partially offset by weakness in Europe caused by overall slow economies, increased material costs, pricing pressure in Asia, and inefficiencies in our service operations in North America. Raw material and component cost increases (principally steel and copper) net of selling price increases were approximately $8 million. We expect realization of selling price increases to fully offset the estimated $100 million rise in raw material and component costs for the full 2005 year. In addition, we experienced substantial cost increases for transportation and refrigerants, particularly R134a.

Order backlog

                                               MARCH 31,             DOLLAR      PERCENT
(in thousands, except percentages)        2005          2004         CHANGE      CHANGE
-----------------------------------   -----------   ------------   ----------   --------
Global Applied:
    Americas                          $   454,527   $    424,525   $   30,002      7.1%
    Europe, Middle East, and Africa       587,891        551,612       36,279      6.6%
    Asia                                  115,657        119,556       (3,899)    (3.3)%
                                      -----------   ------------   ----------
                                        1,158,075      1,095,693       62,382      5.7%
Unitary Products Group                     62,143         64,895       (2,752)    (4.2)%
Bristol Compressors                        93,954         80,991       12,963     16.0%
                                      -----------   ------------   ----------
              Total                   $ 1,314,172   $  1,241,579   $   72,593      5.8%

Order backlog increased 3.5% due to the net strengthening of foreign currencies. The remaining improvement in Global Applied backlog is primarily the result of strong orders in the Middle East and Latin America.

                                               THREE MONTHS ENDED MARCH 31,    DOLLAR     PERCENT
(in thousands, except percentages)                2005              2004       CHANGE     CHANGE
---------------------------------------------  ----------        ---------    ---------   --------
Selling, general, and administrative
     (SG&A) expenses                           $  184,718        $ 165,853    $  18,865       11.4%
SG&A as a % of net sales                             17.9%            17.7%

Restructuring and other charges, net                1,223               --        1,223      100.0%

(Loss) income from operations                      (2,813)           5,203       (8,016)    (154.1)%
(Loss) income from operations as a % of sales        (0.3)%            0.6%

Our selling, general, and administrative (SG&A) expenses increased by $3.6 million due to the net strengthening of foreign currencies. The remaining increase was due to commission costs associated with higher equipment volume, marketing costs, and investments in product development.

In 2004, we initiated actions to support the implementation of our new organization in EMEA. In 2005, we closed under performing businesses in Germany and Holland that served the local fishery markets. The actions resulted in additional costs related to severance in the first quarter.

                                               THREE MONTHS ENDED MARCH 31,    DOLLAR      PERCENT
(in thousands, except percentages)                2005              2004       CHANGE      CHANGE
---------------------------------------------  ----------        ---------    ---------   --------
Interest expense, net                          $   11,478        $  10,861    $     617        5.7%

Equity in the earnings of affiliates                1,283              492          791      160.8%

Benefit from income taxes                           3,781            1,291        2,490      192.9%

Net loss                                           (9,227)          (3,875)      (5,352)    (138.1)%

The increase in net interest expense resulted mainly from higher average interest rates in international markets.

The increase in equity in earnings of affiliates was primarily the result of increased earnings at Scroll Technologies.

The income tax benefits of $3.8 million for the first quarter of 2005 and $1.3 million in 2004 relate to both U.S. and non-U.S. operations. The effective tax rate was a benefit of 29.1% in the first quarter of 2005 as compared to 25% in 2004. The 2005 and 2004 income tax benefits were lower than the U.S. statutory rate of 35% primarily due to pre-tax earnings and losses in non-U.S. jurisdictions where statutory rates are less than 35%, export incentives, and research and development credits. The change in the effective tax rate is primarily attributable to a different geographic distribution of pre-tax earnings.

On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law in the U.S. The AJCA includes a temporary deduction from U.S. taxable income of 85% of certain foreign earnings that are repatriated to the U.S., as defined in the AJCA. We continue to evaluate the effects of the repatriation provision and expect to make a decision on implementation later in 2005. The range of possible amounts that we are considering for repatriation under the AJCA is between zero and $342 million. The related potential range of income tax is between zero and $43 million. Pursuant to the Financial Accounting Standards Board's issuance of Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Act of 2004," as it has not become apparent that we will repatriate any foreign earnings, and the earnings are considered permanently reinvested, no income taxes or foreign withholding taxes have been provided.

SEGMENT ANALYSIS

The following table sets forth net sales and (loss) income from operations by segment (in thousands, except percentages):

                                                      THREE MONTHS ENDED MARCH 31,       DOLLAR           PERCENT
                                                          2005            2004           CHANGE           CHANGE
                                                      ------------    ------------    ------------     ------------
Net sales:
Global Applied:
     Americas                                         $    384,998    $    332,799    $     52,199             15.7%
     Europe, Middle East, and Africa                       318,296         298,421          19,875              6.7%
     Asia                                                  132,071         102,784          29,287             28.5%
     Intragroup sales                                      (61,729)        (44,991)        (16,738)            37.2%
                                                      ------------    ------------    ------------
                                                           773,636         689,013          84,623             12.3%
Unitary Products Group                                     210,104         180,391          29,713             16.5%
Bristol Compressors                                        101,155         113,478         (12,323)           (10.9)%
Eliminations                                               (51,090)        (43,515)         (7,575)            17.4%
                                                      ------------    ------------    ------------
                     Net sales                        $  1,033,805    $    939,367    $     94,438             10.1%

(Loss) income from operations:

Global Applied:
     Americas                                         $      2,941    $      1,686    $      1,255             74.4%
     Europe, Middle East, and Africa                        (9,297)             (9)         (9,288)             N/M
     Asia                                                    9,410           9,574            (164)            (1.7)%
                                                      ------------    ------------    ------------
                                                             3,054          11,251          (8,197)           (72.9)%
Unitary Products Group                                      12,861          12,026             835              6.9%
Bristol Compressors                                          8,170           4,078           4,092            100.3%
General corporate expenses, eliminations, and
     other non-allocated items                             (26,898)        (22,152)         (4,746)            21.4%
                                                      ------------    ------------    ------------
                     (Loss) income from operations    $     (2,813)   $      5,203    $     (8,016)          (154.1)%

N/M - not meaningful

Global Applied

Global Applied's service business (consisting of services, parts, and replacement equipment) grew $29.3 million or 11.5% to $283.6 million, of which 2.8% is due to the net strengthening of foreign currencies. The service business continued to benefit from new multi-site commercial service arrangements in North America. The Americas benefited from volume increases for HVAC equipment (mainly middle market products and air handling units) in North America and Latin America. EMEA sales growth is mainly attributable to the favorable impact of foreign currency translation of $15.5 million and strong sales growth in the Middle East markets partially offset by declining sales in European equipment markets. Asia revenue increased as construction and economic expansion continued throughout the region.

Income from operations was negatively impacted by rising raw material and component cost increases net of selling price realization, lower equipment volume in European markets impacting fixed cost absorption, and pricing pressure in Asia and Europe partially offset by higher equipment volume in Americas. Growth in the North American service business was limited due to inefficiencies related to Americas' YORKConnect deployment. We expect growth in equipment markets, except large tonnage equipment markets, and pricing pressures to continue for the remainder of 2005.

Unitary Products Group (UPG)

UPG revenues benefited from the strength of the North American economies, increased replacement market sales and general selling price increases. Increased replacement market activity improved sales for higher SEER air conditioning products as consumers demand greater efficiency and sound quality. UPG's sales mix includes a higher proportion of replacement sales in comparison to last year as the replacement market and our market share continued to grow. Residential and light commercial equipment sales increased year-over-year mainly due to North American economic growth and new product introduction. Manufactured housing equipment sales decreased on a year-over-year basis. UPG volume growth compared to industry shipments indicates an overall market share gain.

Income from operations improved mainly due to increased equipment volume, price increases, sales of higher margin 12 to 15 SEER air conditioning products, and a favorable mix of sales to the higher margin replacement market. These improvements were partially offset by increased raw material and component costs net of price increases and marketing costs.

Bristol Compressors (Bristol)

Revenue declined due to lower shipments to international customers of approximately 43% partially offset by the impact of selling price increases. Operating results improved mainly due to selling price increases and productivity improvements partially offset by increased raw material and component costs (mainly steel) net of price increases and lower equipment volume. Bristol's new Benchmark product continues to be tested by customers. We have received some Benchmark production order commitments for late 2005 and 2006.

Other

The increase in general corporate expenses, eliminations, and other non-allocated items was primarily due to costs related to an increased LIFO charge mainly due to escalating material costs and a higher level of intercompany eliminations of $4.2 million and a net increase of $0.5 million in other non-allocated costs.

Restructuring and other charges, net are as follows (in thousands):

                                       THREE MONTHS
                                           ENDED
By segment                            MARCH 31, 2005
------------------------------------  --------------
Global Applied:
     Americas                          $         --
     Europe, Middle East, and Africa          1,223
     Asia                                        --
                                       ------------
Restructuring and other charges, net   $      1,223
                                       ============

No restructuring and other charges were recorded in the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our significant liquidity and capital funding needs are working capital, operating expenses, capital expenditures, debt repayments, dividends to our shareholders, contractual obligations, and commercial commitments. Liquidity and capital resource needs are met through cash flows from operations, borrowings under our credit agreements and bank lines of credit, sale of trade receivables, and credit terms from suppliers, which approximate receivable terms to our customers. Additional sources of cash include customer deposits and progress payments. We expect working capital needs of up to $200 million in the first half of 2005, followed by cash generation in the second half of the year.

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

Our commitments and contractual obligations are disclosed in Note 13 of Item 8. Financial Statements and Supplementary Data of our Form 10-K for the year ended December 31, 2004. In April of 2005, we renegotiated one of our information technology service contracts. As a result, our purchase obligation of $382 million ($43.9 million of which was unconditional) as of December 31, 2004 was reduced to less than $10 million.

WORKING CAPITAL

                                                             MARCH 31,        DEC. 31        DOLLAR       PERCENT
(in thousands, except percentages)                             2005            2004          CHANGE       CHANGE
----------------------------------                          -----------     -----------     ---------    ---------
Current assets:
    Cash and cash equivalents                               $    46,260     $    42,881     $   3,379       7.9%
    Receivables, net                                            743,043         804,141       (61,098)     (7.6)%
    Inventories                                                 671,099         615,131        55,968       9.1%
    Prepayments and other current assets                        145,768         144,489         1,279       0.9%
                                                            -----------     -----------     ---------
       Total current assets                                   1,606,170       1,606,642          (472)     (0.0)%

Current liabilities:
    Notes payable and current portion of long-term debt          23,389          19,539         3,850      19.7%
    Accounts payable and accrued expenses                     1,030,574       1,144,464      (113,890)    (10.0)%
    Income taxes                                                 37,390          40,829        (3,439)     (8.4)%
                                                            -----------     -----------     ---------
       Total current liabilities                              1,091,353       1,204,832      (113,479)     (9.4)%
                                                            -----------     -----------     ---------
Working capital                                             $   514,817     $   401,810     $ 113,007      28.1%

Net Receivables

The decrease in net receivables is primarily due to seasonal sales trends as Global Applied revenue decreased 19% in the first quarter of 2005 as compared to the fourth quarter of 2004, primarily in EMEA, partially offset by sales growth in UPG and Bristol. In addition, inefficiencies related to the YORKConnect deployment in North America contributed to the rise in receivables.

Overall, days sales outstanding was 50 days at March 31, 2005 and at December 31, 2004.

Inventories

The increase in inventory levels is mainly a result of raw material and work in progress requirements to support our increasing Global Applied backlog and the effect of higher raw material and component costs.

Accounts Payable and Accrued Expenses

The decrease in accounts payable and accrued expenses was primarily a result of the number of elapsed days between the last payment cycle and the end of the period and the payment of year-end incentive compensation accruals. These decreases were partially offset by increases in payables due to the rise in inventory levels.

CASH FLOWS

Operating Activities

We used $117.9 million of cash for operating activities in the first quarter of 2005. Net cash flows of $132.8 million were used by the change in assets and liabilities net of effects from acquisitions and divestitures, mainly due to the increase in inventory resulting partially from a decrease in inventory turns to
6.1 as of March 31, 2005 compared to 6.4 as of March 31, 2004 and a decrease in accounts payable and accrued expenses as discussed above. Remaining cash flows of $14.9 million were generated from operations.

Investing Activities

Cash used in investing activities of $10.5 million was mainly comprised of capital expenditures for manufacturing equipment and information technology systems.

Financing Activities

Cash provided by financing activities of $131.9 million included proceeds of $135 million from net borrowings and $5.3 million from the issuance of common stock partially offset by common stock dividend payments of $8.4 million. Net borrowings are consistent with the typical seasonality of our businesses to finance increasing working capital needs during the first half of the year. Proceeds from the issuance of common stock represent cash received from employee stock purchases and exercise of stock options under our employee stock plans. We paid a cash dividend of $0.20 per share in the first quarter of 2005 and 2004.

BORROWINGS AND AVAILABILITY

The following table summarizes the terms of our lines of credit:

                               LIMIT               AVAILABILITY (a)
                      MARCH 31,     DEC. 31,    MARCH 31,    DEC. 31,                 BORROWING     ANNUAL
(in thousands)          2005         2004         2005        2004        EXPIRES     RATE (b)       FEE
--------------        ---------    ---------    ---------    --------    ---------    ---------     ------
Five Year
Credit                                                                    May 29,      LIBOR +
Agreement             $ 400,000    $ 400,000    $ 370,000    $400,000      2006        1.175%          0.2%

364-Day
Credit                                                                   March 11,     LIBOR +
Agreement (c)           200,000      200,000      200,000     200,000       2006       0.63%          0.15%

Domestic                                                                   Uncom-
bank lines              160,000      160,000       27,000     128,150      mitted      Various           -

Non-U.S.
bank credit                                                                Uncom-
facilities              456,818      443,247      298,840     295,544      mitted      Various           -

(a) Availability is reduced for outstanding borrowings and bank guarantee and letters of credit usage.

(b) The one-month LIBOR (London Interbank Offering Rate) rate was 2.9% and 2.38% as of March 31, 2005 and December 31, 2004, respectively.

(c)   We renewed our 364-Day Credit Agreement in March 2005.

The Five Year Credit Agreement and 364-Day Credit Agreement (Agreements) contain financial covenants requiring us to maintain certain financial ratios and standard provisions limiting leverage and liens. We were in compliance with the financial covenants as of March 31, 2005 and December 31, 2004. We expect to renew or replace the Five Year Credit Agreement with a similar credit agreement during the second quarter of 2005. If we do not renew or replace the Five Year Credit Agreement, borrowings supported by the credit agreement will be classified as current liabilities. As of March 31, 2005 our working capital would have been reduced by $163 million.

We have access to bank lines of credit and have the ability to borrow under the Agreements as long as we continue to meet the financial covenants or until expiration of the Agreements. The primary financial covenants are the earnings before interest, taxes, depreciation, and amortization (EBITDA) interest coverage and the debt to capital ratio, as defined under the Agreements. As of March 31, 2005, our EBITDA interest coverage was 5.17 times, exceeding the minimum requirement of 3.5 times. As of March 31, 2005, our debt to capital ratio, as defined in the agreement, was 43%, which is below the maximum allowed of 50%. Our ability to issue commercial paper is limited due to our credit ratings.

We also maintain an annually renewable revolving facility under which we sell certain trade receivables (see "Off-Balance Sheet Arrangements" section below).

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements are comprised of a trade receivable revolving facility and operating leases.

Trade Receivable Revolving Facility

Pursuant to the terms of an annually renewable revolving facility, we sell certain of our trade receivables to a wholly-owned consolidated subsidiary, York Receivables Funding LLC (YRFLLC). In turn, YRFLLC sells, on a revolving basis, an undivided ownership interest in the purchased trade receivables to bank-administered asset-backed commercial paper vehicles. In May 2004, we amended the facility, increasing the availability from $150 million to $200 million. The facility is expected to be renewed in 2005 at a level of $200 million. We continue to service sold trade receivables. No servicing asset or liability has been recognized as our cost to service sold trade receivables approximates the servicing income.

In accordance with the facility, YRFLLC has sold $150 million and $135 million of an undivided interest in trade receivables as of March 31, 2005 and December 31, 2004, respectively, resulting in a reduction of net receivables reflected in our condensed consolidated balance sheets. The discount rate on trade receivables sold was 2.8% and 2.38% as of March 31, 2005 and December 31, 2004, respectively. The program fee on trade receivables sold was 0.4% as of March 31, 2005 and December 31, 2004.

Operating Leases

Operating leases provide us with the flexibility to use property, plant, and equipment without assuming ownership and related debt. Operating leases reduce our risk associated with disposal and residual fair value of property, plant, and equipment at the end of the lease.

OUTLOOK

Overall, we expect 2005 revenues and net income to exceed 2004 results without considering the effects of new accounting standards. We anticipate 2005 net income to improve in dollars and as a percent of net sales. We expect increased revenue in our service business (services, parts, and replacement equipment) within Global Applied; strong growth in Asia; modest growth in Americas and UPG; and stability at Bristol. We expect an overall decline in EMEA equipment revenue. Our expectations are challenged by the continual rise in commodity costs. We have announced general selling price increases that we expect will mitigate the expected rise in raw material and component costs throughout 2005. We expect incremental raw material and component cost increases in 2005 of $100 million above 2004 levels, without considering realization of selling price increases. Our pricing actions are expected to fully offset expected rising commodity costs.

NEW ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, "Inventory Costs." This standard amends the guidance in Accounting Research Bulletin No. 43, and requires the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material to be treated as current-period charges. In addition, the standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for inventory costs incurred beginning January 1, 2006. This standard is not expected to materially impact our condensed consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R). This standard addresses the accounting for share-based compensation in which we exchange employee services for (a) our equity instruments or (b) liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of our equity instruments. Under the standard, companies are required to recognize compensation cost for share-based compensation issued to or purchased by employees under stock-based compensation plans using a fair-value-based method effective July 1, 2005. The impact the standard will have on our condensed consolidated financial statements is not known at this time; however, it may reduce net income and earnings per share similar to the amounts disclosed in Note 2 to our condensed consolidated financial statements and Note 1 of Item 8. Financial Statements and Supplementary Data of our Form 10-K for the year ended December 31, 2004. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 which provided further clarification on the implementation of SFAS 123R. On April 14, 2005, the SEC announced a deferral of the effective date of SFAS 123R for calendar year public companies until the beginning of 2006.

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

To the extent we have made "forward-looking statements," certain risk factors could cause actual results to differ materially from those anticipated in such forward-looking statements including, but not limited to:

      -     Changes in competition within specific markets and/or geographies

      -     Introduction of new competitive products

      - Changes in government regulation, including, but not limited to, environmental, tax laws, and economic policy

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

      -     Changes in commercial and residential construction markets

      -     Significant changes in customer orders

      -     Significant product defects or failures

      -     Failure to successfully implement information technology systems

      - Unfavorable outcome of our UPG furnace inspection and remediation program including, but not limited to, significant changes in assumptions used to estimate our repair costs and the number of units requiring repair

      - Changes in tax legislation in jurisdictions where we have significant operations

Unseasonably cool weather in various parts of the world could adversely affect our Global Applied air conditioning business and, similarly, unseasonably cool weather in the U.S. could impact our UPG and Bristol compressor businesses. Bristol and UPG are also impacted by the successful development, introduction, and customer acceptance of new products. The Global Applied air conditioning business could also be affected by a further slowdown in the large chiller market and by the acceptance of new product introductions. Global Applied could be negatively impacted by reductions in commercial construction and the establishment of new entrants into China's applied systems market impacting our ability to grow at current levels. Our ability to effectively implement price increases to offset higher costs is dependent on market conditions and the competitive environment. The financial position and financial results of our foreign locations could be negatively impacted by the translation effect of currency fluctuations and by political changes including nationalization or expropriation of assets. In addition, our overall performance could be affected by declining worldwide economic conditions or slowdowns resulting from world events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responsive to this item as of December 31, 2004 appears under the captions "Management's Discussion and Analysis of Results of Operations and Financial Condition, Market Risk," on pages 44 to 46 of our Form 10-K for the year ended December 31, 2004. There was no material change in such information as of March 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 1. LEGAL PROCEEDINGS

As is the case with many other companies, we have been named as one of many defendants in lawsuits alleging personal injury to one or more individuals as a result of exposure to asbestos contained in products previously manufactured by us or by companies from which we purchased product lines. Information concerning our asbestos litigation is incorporated herein by reference to Note 8 of Part I,
Item 1. Financial Statements.

In March 2005, the Company received a subpoena issued by the U.S. Department of Justice, Antitrust Division, requesting that the Company produce documents relating to work performed for one of its customers. The Company is cooperating fully.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

                                                  YORK INTERNATIONAL CORPORATION
                                                  ------------------------------
                                                            Registrant

Date May 3, 2005                                     /s/ M. David Kornblatt
                                                  ------------------------------
                                                  M. David Kornblatt
                                                  Vice President and
                                                  Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION
-----------    -----------
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