Form 10-Q
period 2005-06-30
YORK INTERNATIONAL CORP /DE/
filed 2005-08-03
CIK 842662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

         Class                               Outstanding at August 3, 2005

Common Stock, par value $.005                       42,174,991 shares

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                      INDEX

                                                                                               Page No.
PART I.  FINANCIAL INFORMATION

  Item 1.         Financial Statements

                  Condensed Consolidated Statements of Operations - (unaudited)
                  Three and Six Months Ended June 30, 2005 and 2004                               3

                  Condensed Consolidated Balance Sheets -
                  June 30, 2005 (unaudited) and December 31, 2004                                 4

                  Condensed Consolidated Statements of Cash Flows - (unaudited)
                  Six Months Ended June 30, 2005 and 2004                                         5

                  Notes to Condensed Consolidated Financial Statements (unaudited)                6

  Item 2.         Management's Discussion and Analysis of Results of Operations
                  and Financial Condition                                                        22

  Item 3.         Quantitative and Qualitative Disclosures About Market Risk                     32

  Item 4.         Controls and Procedures                                                        32

PART II.  OTHER INFORMATION

  Item 1.         Legal Proceedings                                                              33

  Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds                    33

  Item 3.         Defaults Upon Senior Securities                                                33

  Item 4.         Submission of Matters to a Vote of Security Holders                            33

  Item 5.         Other Information                                                              34

  Item 6.         Exhibits                                                                       34

  Signatures                                                                                     35

  Exhibit Index                                                                                  36

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

                                                     THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                        2005             2004               2005             2004
                                                    -------------     ------------       ------------     ------------
Net sales:

    Products                                        $   1,160,972     $  1,104,388       $  2,074,347     $  1,938,106

    Services                                              138,514          117,320            258,944          222,969
                                                    -------------     ------------       ------------     ------------
       Net sales                                        1,299,486        1,221,708          2,333,291        2,161,075

Cost of goods sold:

    Products                                             (925,034)        (902,001)        (1,673,260)      (1,580,586)

    Services                                             (110,598)         (94,032)          (213,049)        (183,758)
                                                    -------------     ------------       ------------     ------------
       Cost of goods sold                              (1,035,632)        (996,033)        (1,886,309)      (1,764,344)
                                                    -------------     ------------       ------------     ------------
          Gross profit                                    263,854          225,675            446,982          396,731

Selling, general, and administrative expenses            (191,157)        (176,975)          (375,875)        (342,828)

Restructuring and other charges, net                         (703)              --             (1,926)              --
                                                    -------------     ------------       ------------     ------------
            Income from operations                         71,994           48,700             69,181           53,903

Interest expense, net                                     (12,052)         (10,072)           (23,530)         (20,933)

Equity in earnings of affiliates                            3,315            4,227              4,598            4,719
                                                    -------------     ------------       ------------     ------------
            Income before income taxes                     63,257           42,855             50,249           37,689

Provision for income taxes                                (17,351)          (4,131)           (13,570)         (2,840)
                                                    -------------     ------------       ------------     ------------
            Net income                              $      45,906     $     38,724       $     36,679     $     34,849
                                                    =============     ============       ============     ============

Basic earnings per share                            $        1.10     $       0.94       $       0.88     $       0.85
                                                    =============     ============       ============     ============
Diluted earnings per share                          $        1.08     $       0.92       $       0.87     $       0.83
                                                    =============     ============       ============     ============
Cash dividends per share                            $        0.20     $       0.20       $       0.40     $       0.40
                                                    =============     ============       ============     ============
Weighted average common shares and
    common equivalents outstanding:
            Basic                                          41,736           41,037             41,650           40,819
            Diluted                                        42,350           42,270             42,216           42,050

See accompanying notes to condensed consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

                                                                                JUNE 30, 2005         DECEMBER 31,
                                                                                 (UNAUDITED)              2004
                                                                               ---------------      ---------------
ASSETS

Current assets:
    Cash and cash equivalents                                                  $        57,494      $        42,881
    Receivables, net                                                                   872,596              804,141
    Inventories:
       Raw material                                                                    163,028              167,089
       Work in progress                                                                161,773              143,799
       Finished goods                                                                  342,939              304,243
                                                                               ---------------      ---------------
          Total inventories                                                            667,740              615,131

    Prepayments and other current assets                                               145,621              144,489
                                                                               ---------------      ---------------

       Total current assets                                                          1,743,451            1,606,642

Deferred income taxes                                                                  146,077              152,259
Investments in affiliates                                                               36,311               35,725
Property, plant, and equipment, net                                                    526,120              556,629
Goodwill                                                                               527,156              542,851
Intangibles, net                                                                        34,930               39,357
Deferred charges and other assets                                                       76,878               76,952
                                                                               ---------------      ---------------

       Total assets                                                            $     3,090,923      $     3,010,415
                                                                               ===============      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable and current portion of long-term debt                        $        29,086      $        19,539
    Accounts payable and accrued expenses                                            1,130,535            1,144,464
    Income taxes                                                                        45,825               40,829
                                                                               ---------------      ---------------

       Total current liabilities                                                     1,205,446            1,204,832

Long-term warranties                                                                    45,929               49,379
Long-term debt                                                                         654,294              545,468
Postretirement and postemployment benefits                                             219,653              226,213
Other long-term liabilities                                                             91,174              105,660
                                                                               ---------------      ---------------

       Total liabilities                                                             2,216,496            2,131,552

Commitments and contingencies

Stockholders' equity                                                                   874,427              878,863
                                                                               ---------------      ---------------

       Total liabilities and stockholders' equity                              $     3,090,923      $     3,010,415
                                                                               ===============      ===============

See accompanying notes to condensed consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                     2005                2004
                                                                                 --------------      -------------
Cash flows from operating activities:
    Net income                                                                   $       36,679      $      34,849
    Adjustments to reconcile net income to net
       cash used by operating activities:
          Depreciation and amortization of property, plant, and equipment                39,200             35,038
          Amortization of deferred charges and intangibles                                2,531              1,649
          Provision for doubtful receivables                                              4,216              6,712
          Deferred income taxes                                                          (9,046)            (6,561)
          Loss on sale of property, plant, and equipment                                    938                535
          Other                                                                             (44)            (3,370)
          Change in assets and liabilities net of effects from
            acquisitions and divestitures:
               Receivables, net                                                        (114,737)          (167,181)
               Increase in sale of receivables                                           15,000                 --
               Inventories                                                              (71,380)           (63,618)
               Prepayments and other current assets                                       3,881             13,482
               Accounts payable and accrued expenses                                     24,371            123,142
               Income taxes                                                               4,870            (18,343)
               Other long-term assets and liabilities                                    (7,511)               519
                                                                                 --------------      -------------
            Net cash used by operating activities                                       (71,032)           (43,147)
                                                                                 --------------      -------------
Cash flows from investing activities:
    Purchases of other companies, net of cash acquired                                       --               (728)
    Capital expenditures                                                                (28,621)           (37,105)
    Proceeds from sale of property, plant, and equipment                                    740                954
    Dividends received from affiliates                                                    2,094              1,859
                                                                                 --------------      -------------
            Net cash used by investing activities                                       (25,787)           (35,020)
                                                                                 --------------      -------------

Cash flows from financing activities:
    Net proceeds (payments) of short-term debt                                            8,794             (9,899)
    Net proceeds from other long-term debt                                              109,635             88,751
    Common stock issued                                                                   9,498             14,980
    Tax effect of options exercised                                                         825              2,048
    Treasury stock purchases                                                                 --                (74)
    Dividends paid                                                                      (16,751)           (16,478)
                                                                                 --------------      -------------
            Net cash provided by financing activities                                   112,001             79,328
                                                                                 --------------      -------------
Effect of exchange rate changes on cash and cash equivalents                               (569)              (227)
                                                                                 --------------      -------------
            Net increase in cash and cash equivalents                                    14,613                934

Cash and cash equivalents at beginning of period                                         42,881             49,650
                                                                                 --------------      -------------
Cash and cash equivalents at end of period                                       $       57,494      $      50,584
                                                                                 ==============      =============

See accompanying notes to condensed consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements (unaudited)

(1)   FINANCIAL STATEMENTS

      The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. We believe that the information presented is not misleading and the disclosures are adequate. In our opinion, the condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2005 and December 31, 2004, results of operations for the three and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004. Our results of operations for interim periods are not necessarily indicative of results expected for the full year.

      Certain reclassifications have been made to the 2004 condensed consolidated financial statements to conform to the 2005 presentation. These reclassifications include adjustments to the presentation of the 2004 cash flows due to balance sheet reclassifications recorded in connection with our December 31, 2004 Form 10-K, the reclassification of the sale of trade receivables to operating activities, and other miscellaneous items.

      During the three months ended September 30, 2004, we retroactively adopted a new accounting standard related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As a result, our condensed consolidated statement of operations for the three and six months ended June 30, 2004 includes a reduction of expenses of $0.3 million and $0.7 million, respectively, from the impact of adoption as of January 1, 2004. See Note 12 of Item 8. Financial Statements and Supplementary Data of our Form 10-K for the year ended December 31, 2004.

(2)   STOCK-BASED COMPENSATION

      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R). This standard addresses the accounting for share-based compensation in which we receive employee services in exchange for (a) our equity instruments or (b) liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of our equity instruments. Under the standard, companies are required to recognize compensation cost for share-based compensation issued to or purchased by employees, net of estimated forfeitures, under stock-based compensation plans using a fair-value-based method effective July 1, 2005. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 which provided further clarification on the implementation of SFAS 123R. On April 14, 2005, the SEC announced a deferral of the effective date of SFAS 123R for calendar year public companies until the beginning of 2006.

      As permitted by the standard, we early adopted SFAS 123R using the modified prospective method as of April 1, 2005. As a result, we began to recognize stock-based compensation cost, measured using the Black-Scholes option pricing model, for unvested stock options and our employee stock purchase plan beginning April 1, 2005. We recorded stock-based compensation cost related to unvested stock options and our employee stock purchase plan of $1.5 million in the three and six months ended June 30, 2005. We recognized total stock-based compensation cost for all stock-based compensation awards, including restricted stock grants, of $3.6 million and $5.2 million in the three and six months ended June 30, 2005, respectively, as compared to $1.3 million and $2.5 million for the three and six months ended June 30, 2004. The income tax benefit recognized for all stock-based compensation arrangements was $1.1 million and $1.8 million for the three and six months ended June 30, 2005, respectively. The total cash received from the exercise of stock options was $9.1 million and $13.6 million for the six months ended June 30, 2005 and 2004, respectively. The cumulative effect of the change in accounting principle related to the adoption of SFAS 123R was immaterial. Additional information related to our stock-based compensation awards is presented below along with the additional disclosures required by SFAS 123R.

      EMPLOYEE STOCK PURCHASE PLAN

      We provide a broad-based employee stock purchase plan that authorizes employees to purchase up to 3 million shares of our common stock. The purchase price is 85% of the lower of the fair market value of shares at the beginning or end of the period. As of June 30, 2005, 0.4 million of shares were available for employee purchases.

      MANAGEMENT STOCK PURCHASE PLAN

      In 2003, we established a management stock purchase plan that allows eligible employees to defer a percentage of their annual incentive compensation as vested restricted stock units. We provide a 25% restricted stock unit match which vests over a three-year period. Common stock is issued on the third anniversary from the contribution date or upon employee termination. Deferrals of annual incentive compensation are expensed in the respective incentive period. Matching contributions are expensed over the vesting period. Approximately 48 thousand restricted stock units were issued under the management stock purchase plan as of June 30, 2005.

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

      Information regarding stock options under our stock plans as of June 30, 2005 is as follows (shares and intrinsic value in thousands):

                                                     WEIGHTED
                                                      AVERAGE     AGGREGATE
                                                     EXERCISE     INTRINSIC
                                         SHARES        PRICE        VALUE
                                         ------      ---------    ---------
Outstanding, January 1, 2005              4,580      $   33.75
   Granted                                   --             --
   Exercised                               (311)         29.38
   Canceled                                 (69)         42.05
   Expired                                  (95)         38.19
                                         ------      ---------    ---------
Outstanding, June 30, 2005                4,105      $   33.84    $  17,093
                                         ------      ---------    ---------
Exercisable, June 30, 2005                3,411      $   34.29    $  12,666
                                         ------      ---------    ---------
Available, June 30, 2005                  1,449
                                         ------

      The grant date weighted average fair value of a stock option granted during 2004 is $14.49 using the Black-Scholes option-pricing model. There were no stock options granted in 2005.

                             OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                     ----------------------------------        --------------------
                                WEIGHTED
                                AVERAGE        WEIGHTED                    WEIGHTED
EXERCISE                        REMAINING      AVERAGE                     AVERAGE
PRICE                          CONTRACTUAL     EXERCISE                    EXERCISE
RANGES                SHARES      LIFE           PRICE         SHARES       PRICE
---------------      --------  -----------     --------        ------      --------
$20.89 - $27.00         1,164         6.33     $  22.76           912      $  23.15
$28.25 - $35.66         1,328         5.51        33.55         1,313         33.56
$36.27 - $42.50           742         8.08        37.97           315         38.43
$43.69 - $54.50           871         1.73        45.55           871         45.55
                     --------  -----------     --------        ------      --------
$20.89 - $54.50         4,105         5.40     $  33.84         3,411      $  34.29
                     --------  -----------     --------        ------      --------

      Information regarding our nonvested stock options and restricted stock under our stock plans as of June 30, 2005 is as follows (shares in thousands):

                                   OPTIONS OUTSTANDING           RESTRICTED SHARES/UNITS OUTSTANDING
                                 ------------------------        -----------------------------------
                                         WEIGHTED-AVERAGE                           WEIGHTED-AVERAGE
                                            GRANT-DATE                                 GRANT-DATE
                                 SHARES     FAIR VALUE           SHARES                FAIR VALUE
                                 ------  ----------------        ------             ----------------
Nonvested at January 1, 2005      1,173     $    11.59              335                $    31.87
   Granted                           --             --              443                     39.95
   Vested                          (465)         10.93               --                        --
   Forfeited                        (14)         11.84               --                        --
                                 ------     ----------           ------                ----------
Nonvested at June 30, 2005          694     $    12.03              778                $    36.47
                                 ------     ----------           ------                ----------

      As of June 30, 2005, there was $7 million and $21 million of total unrecognized compensation cost related to nonvested stock options and restricted shares/units outstanding, respectively. Unrecognized compensation cost is expected to be recognized over a weighted average period of 1.41 years and 2.33 years, respectively. The total fair value of shares vested during the six months ended June 30, 2005 and 2004 was $0.4 million and $0.2 million, respectively. The total intrinsic value of stock options exercised for the six months ended June 30, 2005 and 2004 is $3.4 million and $6.2 million, respectively.

      Prior to April 1, 2005, we applied the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock-based compensation plans. Accordingly, no compensation expense was recognized for our stock-based compensation plans other than restricted stock and performance-based awards. We accounted for forfeitures as they occurred for restricted stock and performance-based awards. Had compensation expense for all stock and employee stock purchase plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123R, our net income and earnings per share would have been adjusted to the pro forma amounts as follows (in thousands, except per share data):

                                                   THREE MONTHS
                                                  ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                       2004            2005            2004
                                                  --------------   ------------    ------------
Net income - as reported                          $       38,724   $     36,679    $     34,849
Add: Stock-based employee compensation
    expense included in reported net income,
    net of related tax effects                               840          3,435           1,341
Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method for all
    awards, net of related tax effects                    (1,902)        (4,482)         (3,197)
                                                  --------------   ------------    ------------

Pro forma net income                              $       37,662   $     35,632    $     32,993
                                                  ==============   ============    ============

Earnings per share:
    Basic - as reported                           $         0.94   $       0.88    $       0.85
    Basic - pro forma                                       0.92           0.86            0.81
    Diluted - as reported                                   0.92           0.87            0.83
    Diluted - pro forma                                     0.89           0.84            0.78

      Since the determination of fair value of all stock options granted includes variable factors, including volatility, and additional stock option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects on reported net income and earnings per share for future years.

(3)   RECEIVABLES, NET

      Pursuant to the terms of an annually renewable revolving facility, we sell certain of our trade receivables to a wholly owned, consolidated subsidiary, York Receivables Funding LLC (YRFLLC). In turn, YRFLLC sells, on a revolving basis, an undivided ownership interest in the purchased trade receivables to bank-administered asset-backed commercial paper vehicles. In May 2005, we renewed the facility at the prior year availability of $200 million. We continue to service sold trade receivables. No servicing asset or liability has been recognized as our cost to service sold trade receivables approximates the servicing income.

      In accordance with the facility, YRFLLC has sold $150 million and $135 million of an undivided interest in trade receivables as of June 30, 2005 and December 31, 2004, respectively. The proceeds from the sale were reflected as a reduction of net receivables reflected in our condensed consolidated balance sheets as of June 30, 2005 and December 31, 2004. The discount rate on trade receivables sold was 3.25% and 2.38% as of June 30, 2005 and December 31, 2004, respectively. The program fee on trade receivables sold was 0.4% as of June 30, 2005 and December 31, 2004.

(4)   GOODWILL

      The changes in the carrying amount of goodwill for the six months ended June 30, 2005 by segment are as follows (in thousands):

                                                                       FOREIGN
                                                 BALANCE AS OF         CURRENCY       BALANCE AS OF
                                                 DEC. 31, 2004        FLUCTUATION     JUNE 30, 2005
                                                 -------------        -----------     -------------
Global Applied:
    Americas                                     $      93,153        $       294     $      93,447
    Europe, Middle East, and Africa                    143,369            (15,732)          127,637
    Asia                                               109,576               (257)          109,319
                                                 -------------        -----------     -------------
                                                       346,098            (15,695)          330,403
Unitary Products Group                                 140,440                 --           140,440
Bristol Compressors                                     56,313                 --            56,313
                                                 -------------        -----------     -------------
                                                 $     542,851        $   (15,695)    $     527,156
                                                 =============        ===========     =============

(5)   INTANGIBLES, NET

      The following table summarizes the major intangible asset classes subject to amortization included in our condensed consolidated balance sheets as of June 30, 2005 and December 31, 2004 (in thousands):

                                                 GROSS CARRYING    ACCUMULATED         NET CARRYING
June 30, 2005                                        AMOUNT        AMORTIZATION           AMOUNT
                                                 --------------    ------------        ------------
Trade names and trademarks                       $       40,787    $      8,230        $     32,557
Other                                                     4,177           1,804               2,373
                                                 --------------    ------------        ------------
                                                 $       44,964    $     10,034        $     34,930
                                                 ==============    ============        ============

December 31, 2004

Trade names and trademarks                       $       45,593    $      8,428        $     37,165
Other                                                     3,679           1,487               2,192
                                                 --------------    ------------        ------------
                                                 $       49,272    $      9,915        $     39,357
                                                 ==============    ============        ============

      Amortization expense for trade names and trademarks and other intangible assets for the three and six months ended June 30, 2005 was $0.5 million and $1.1 million, respectively. For the three and six months ended June 30, 2004, amortization expense for trade names and trademarks and other intangible assets was $0.4 million and $0.8 million, respectively.

      The following table estimates the amount of amortization expense for trade names and trademarks and other intangible assets for the remainder of 2005 and each of the fiscal years indicated (in thousands):

2005 (July 1 - December 31)                                         $      1,382
2006                                                                       1,943
2007                                                                       1,592
2008                                                                       1,592
2009                                                                       1,482
Thereafter                                                                26,939
                                                                    ------------
                                                                    $     34,930
                                                                    ============

(6)   NOTES PAYABLE AND LONG-TERM DEBT

      Notes payable and long-term debt consist of (in thousands):

                                                                             JUNE 30,      DECEMBER 31,
                                                                               2005           2004
                                                                            ---------      ------------
Notes payable and current portion of long-term debt:
    Bank loans (primarily foreign currency)                                 $  25,005      $     16,211
    Current portion of long-term debt                                           4,081             3,328
                                                                            ---------      ------------
       Total                                                                $  29,086      $     19,539
                                                                            =========      ============

Long-term debt:
    Domestic bank lines at an average rate of 3.62% in
       2005 and 2.11% in 2004                                               $  92,800      $     31,850
    Five Year Credit Agreement, 3.94% interest, due June 2010                  50,000                --
    Senior notes, 6.625% interest, due August 2006                            200,000           200,000
    Senior notes, 6.7% interest, due June 2008                                200,000           200,000
    Senior notes, 5.8% interest, due November 2012                            100,000           100,000
    Other (including foreign bank loans) at an average
       rate of 5.54% in 2005 and 5.99% in 2004                                 15,575            16,946
                                                                            ---------      ------------

       Total                                                                  658,375           548,796
Less current portion                                                           (4,081)           (3,328)
                                                                            ---------      ------------
Noncurrent portion                                                          $ 654,294      $    545,468
                                                                            =========      ============

      The domestic bank lines are classified as long-term, as they are supported by our $700 million Five Year Credit Agreement.

      The following table summarizes the terms of our lines of credit (in thousands):

                             LIMIT                      AVAILABILITY (a)
                    JUNE 30,         DEC. 31,        JUNE 30,      DEC. 31,               BORROWING    ANNUAL
(in thousands)        2005             2004           2005          2004        EXPIRES    RATE (b)      FEE
--------------     ---------       ----------       ---------    -----------    --------  ---------    ------
Five Year
Credit                                                                          June 30,   LIBOR +
Agreement          $ 700,000       $       --       $ 650,000    $        --       2010    0.600%        0.15%

Five Year
Credit                                                                           May 29,   LIBOR +
Agreement                 --          400,000              --        400,000       2006    1.175%        0.20%

364-Day
Credit                                                                          March 11,  LIBOR +
Agreement                 --          200,000              --        200,000       2006    0.630%        0.15%

Domestic                                                                          Uncom-
bank lines           160,000          160,000          67,200        128,150      mitted   Various         --

Non-U.S.
bank credit                                                                       Uncom-
facilities           456,096          443,247         274,268        295,544      mitted   Various         --
                   ---------       ----------       ---------    -----------    --------  ---------    ------

(a) Availability is reduced for outstanding borrowings and bank guarantee and letters of credit usage.

(b) The one-month LIBOR (London Interbank Offering Rate) rate was 3.34% and 2.38% as of June 30, 2005 and December 31, 2004, respectively.

      During the second quarter of 2005, we terminated the $400 million Five Year Credit Agreement and the 364-Day Credit Agreement, and replaced them with the $700 million Five Year Credit Agreement. The $700 million Five Year Credit Agreement contains financial covenants requiring us to maintain certain financial ratios and standard provisions limiting leverage and liens. We were in compliance with the financial covenants as of June 30, 2005. Additionally, our $400 million Five Year Credit Agreement and our 364-Day Credit Agreement contained financial covenants which we were in compliance with as of December 31, 2004.

(7)   POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

      PENSION PLANS

      Net periodic benefit cost includes the following components (in thousands):

                                             THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                2005             2004           2005            2004
                                             ------------     ----------     ----------     -----------
Components of net periodic benefit cost:
    Service cost                             $      3,438     $    2,917     $    6,978     $     6,143
    Interest cost                                   8,712          7,971         17,389          16,423
    Expected return on plan assets, income         (9,606)       (10,062)       (19,447)        (20,324)
    Amortization of prior service cost                581            550          1,191           1,122
    Amortization of net loss                        1,214            664          2,166           1,332
    Curtailments                                      680             --            680              --
    Settlement and other                               --             --             --           1,049
                                             ------------     ----------     ----------     -----------
Net periodic benefit cost                    $      5,019     $    2,040     $    8,957     $     5,745
                                             ============     ==========     ==========     ===========

      We previously disclosed in our consolidated financial statements for the year ended December 31, 2004 that we expected to contribute $11.8 million to our pension plans in 2005. As of June 30, 2005, $7.1 million of contributions have been made. We currently anticipate contributing an additional $5.4 million to fund our plans in the remainder of 2005 for a total 2005 contribution of $12.5 million.

      DEFINED CONTRIBUTION PLANS

      Certain U.S. employees participate in a defined contribution plan. We contribute a cash amount to the plan on an annual basis, based on employees' eligible earnings, vesting service, and age. In the first quarter of 2005, we made our first annual contribution of $9.7 million. We recorded expense of approximately $2.5 million and $5.3 million related to the plan in the three and six months ended June 30, 2005, respectively, and $2.4 million and $5.2 million related to the plan in the three and six months ended June 30, 2004, respectively.

      Certain employees participate in various other investment plans. Under the plans, the employees may voluntarily contribute a percentage of their compensation. We contribute a cash amount based on the participants' contributions. Our contributions to plans were approximately $1.1 million and $2.3 million in the three and six months ended June 30, 2005, respectively, and $0.9 million and $1.7 million in the three and six months ended June 30, 2004, respectively. We recorded expense of approximately $1.1 million and $2.2 million related to the plans in the three and six months ended June 30, 2005, respectively, and $1 million and $2 million related to the plans in the three and six months ended June 30, 2004, respectively.

      POSTRETIREMENT HEALTH AND LIFE INSURANCE PLANS

      Net periodic benefit cost includes the following components (in thousands):

                                             THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                 2005            2004             2005          2004
                                             ------------     ----------       ----------    -----------
Components of net periodic benefit cost:
    Service cost                             $       337      $      321       $      716    $       675
    Interest cost                                  1,909           1,786            3,714          3,725
    Amortization of prior service cost            (1,365)         (1,370)          (2,730)        (2,730)
    Amortization of net loss                       1,052             665            1,914          1,558
                                             ------------     ----------       ----------    -----------
Net periodic benefit cost                    $     1,933      $    1,402       $    3,614    $     3,228
                                             ============     ==========       ==========    ===========

      We previously disclosed in our consolidated financial statements for the year ended December 31, 2004 that we expected to contribute $7.5 million to our postretirement health and life insurance plans in 2005. As of June 30, 2005, $3.7 million of contributions have been made. We currently anticipate contributing an additional $3.8 million in the remainder of 2005 for a total 2005 contribution of $7.5 million.

(8)   COMMITMENTS AND CONTINGENCIES

      Guarantees and Warranties

      We issue various types of guarantees in the normal course of business. As of June 30, 2005, we have the following guarantees outstanding (in thousands):

Standby letters of credit and surety bonds                           $  110,158
Performance guarantees                                                  199,544
Commercial letters of credit                                              7,230
Guarantee of affiliate debt                                              30,000

      Changes in our warranty liabilities for the three and six months ended June 30, 2005 are as follows (in thousands):

   BALANCE           PAYMENTS          ACCRUALS FOR            BALANCE
    AS OF           MADE UNDER          WARRANTIES              AS OF
MARCH 31, 2005      WARRANTIES            ISSUED            JUNE 30, 2005
--------------      ----------         ------------         -------------
$      116,300      $   20,615         $     20,242         $     115,927

   BALANCE           PAYMENTS          ACCRUALS FOR            BALANCE
     AS OF          MADE UNDER          WARRANTIES              AS OF
DEC. 31, 2004       WARRANTIES            ISSUED            JUNE 30, 2005
-------------       ----------         ------------         -------------
$     121,211       $   44,763         $     39,479         $     115,927

      Warranties include standard warranties and extended warranty contracts sold to customers to increase the warranty period beyond the standard period. Extended warranty contracts sold are reflected as accruals for warranties issued and amortized revenue is reflected as payments made under warranties in the above table.

      During the second quarter of 2004, we finalized field and factory testing to investigate failures found in heat exchangers of certain sealed combustion gas furnaces used in the manufactured housing industry. We found that installation and application factors combined with component part variation can result in excessive heat exchanger temperatures, which may contribute to failures in certain furnace models manufactured in the years 1995 to 2000. We no longer produce these furnace models and our program for remediation has been approved by the U.S. Consumer Product Safety Commission. As a result, we recorded a $20 million warranty charge to cost of goods sold for the Unitary Products Group furnace inspection and remediation program in the second quarter of 2004. The $20 million warranty charge represents our best estimate of inspection and repair costs within a reasonable estimated range of $18 million to $23 million. Repair cost estimates are mainly comprised of the expected cost of repair kits or new heat exchangers and installation labor. Our estimates are based upon the projected number of furnace units to be serviced (find rate), current repair costs, and the estimated number of furnace units requiring repair. Differences between estimated and actual find rate, costs to manufacture and install repair kits or heat exchangers, and number of furnace units that require repair could have a significant impact on our quarterly results or further impact on our consolidated results of operations. We began to manufacture replacement parts and repair furnaces in the third quarter of 2004 and expect to complete the program by the end of 2006. Repair activity of $0.4 million and $6.9 million was charged against the warranty reserve during the three and six months ended June 30, 2005, respectively. For the entire program to date we have charged $12.3 million against the reserve.

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

      We have recorded a liability of $3.6 million and $2.3 million for the estimated loss for known open asbestos-related claims as of June 30, 2005 and December 31, 2004, respectively, and a receivable of $2.9 million and $1.9 million for estimated recoveries from our insurance carriers as of June 30, 2005 and December 31, 2004, respectively.

      The following table presents a summary of asbestos-related claims activity for the three and six months ended June 30, 2005 and 2004:

                                          THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                              2005           2004          2005          2004
                                              ----           ----          ----          ----
Open claims - beginning of period              582            453           603           427
New claims filed                                40             58            79            90
Claims settled                                  (6)            (2)           (7)           (6)
Claims dismissed                               (15)            (3)          (74)           (5)
                                              ----           ----          ----          ----
Open claims - end of period                    601            506           601           506
                                              ----           ----          ----          ----

      Settlement costs for the three and six months ended June 30, 2005, were $285 thousand and $288 thousand, respectively. Settlement costs for the three and six months ended June 30, 2004 were $30 thousand and $123 thousand, respectively. Our average settlement cost per claim settled was $48 thousand and $41 thousand for the three and six months ended June 30, 2005, respectively. For the three and six months ended June 30, 2004, average settlement cost per claim settled was $15 thousand and $21 thousand, respectively.

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

      Recognized gains or losses in cost of goods sold due to discontinued currency and commodity cash flow hedges for the three and six months ended June 30, 2005 and 2004 were immaterial.

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

      As of June 30, 2005, we forecasted that $0.3 million of net gains in accumulated other comprehensive losses will be reclassified into earnings within the next twelve months.

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

      As of June 30, 2005, we forecasted that $13.7 million of net gains in accumulated other comprehensive losses will be reclassified into cost of goods sold within the next twelve months.

      Interest Rate Hedging

      We manage our interest rate risk by entering into both fixed and variable rate debt. In addition, we enter into interest rate swap contracts in order to achieve a balanced mix of fixed and variable rate indebtedness.

      As of June 30, 2005, we had interest rate swap contracts to pay variable interest, based on the six-month LIBOR rate, and receive a blended fixed rate of interest of 6.213% on a notional amount of $200 million ($100 million related to the senior notes due August 2006 and $100 million related to the senior notes due November 2012). As of June 30, 2005, the fair value of these swap contracts was an unrealized gain of $7.3 million. We have designated our outstanding interest rate swap contracts as fair value hedges of underlying fixed rate debt obligations. The fair value of these contracts is recorded in other long-term assets or liabilities with a corresponding increase or decrease in the fixed rate debt obligations. The change in fair values of both the fair value hedge instruments and the underlying debt obligations are recorded as equal and offsetting unrealized gains and losses in the net interest expense component of the condensed consolidated statements of operations. All existing fair value hedges are determined to be 100% effective under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. As a result, there is no impact on current earnings resulting from hedge ineffectiveness.

(10)  COMPREHENSIVE INCOME

      Comprehensive income is determined as follows (in thousands):

                                                  THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                    2005              2004               2005           2004
                                                  ---------         ---------        -----------     ---------
Net income                                        $  45,906         $  38,724        $    36,679     $  34,849
Other comprehensive income (loss):

    Foreign currency translation adjustment         (15,825)           (3,401)           (33,394)      (12,601)

    Cash flow hedges:
       Reclassification adjustment, net of tax         (763)            2,147             (2,206)        3,437
       Net derivative loss, net of tax               (3,613)           (7,811)            (3,670)       (4,116)
    Available for sale securities, net of tax            16               (35)                29             2
                                                  ---------         ---------        -----------     ---------
Comprehensive income (loss)                       $  25,721         $  29,624        $    (2,562)    $  21,571
                                                  =========         =========        ===========     =========

(11)  STOCKHOLDERS' EQUITY

      The following table summarizes our stockholders' equity as of June 30, 2005 and December 31, 2004 (in thousands, except per share data):

                                                                                      JUNE 30,        DECEMBER 31,
                                                                                        2005              2004
                                                                                    ------------      ------------
Common stock $.005 par value; 200,000 shares authorized; issued 46,740 shares at
    June 30, 2005 and 46,666 shares at December 31, 2004                            $        233      $        233
Additional paid-in capital                                                               741,909           743,790
Retained earnings                                                                        367,537           347,609
Accumulated other comprehensive losses                                                   (65,143)          (25,902)
Treasury stock, at cost; 4,629 shares at June 30, 2005 and 4,895 shares at
    December 31, 2004                                                                   (170,109)         (179,943)
Unearned compensation                                                                         --            (6,924)
                                                                                    ------------      ------------

Total stockholders' equity                                                          $    874,427      $    878,863
                                                                                    ============      ============

      As required by SFAS 123R, unearned compensation is included in additional paid-in capital above as of June 30, 2005.

(12)     EARNINGS PER SHARE

         Net income as set forth in our condensed consolidated statements of operations is used in the computation of basic and diluted earnings per share information. Reconciliations of shares used in the computations of earnings per share are as follows (in thousands):

                                                     THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                      2005                 2004       2005               2004
                                                     ------               ------     ------             ------
Weighted average common shares
    outstanding used in the computation
    of basic earnings per share                      41,736               41,037     41,650             40,819
Effect of dilutive securities:
    Non-vested restricted shares                        200                  371        189                371
    Stock options                                       414                  862        377                860
                                                     ------               ------     ------             ------
Weighted average common shares and
    equivalents used in the computation
    of diluted earnings per share                    42,350               42,270     42,216             42,050
                                                     ======               ======     ======             ======
Stock options not included in the earnings
    per share computation as their effect
    would have been anti-dilutive                       888                  984        888                984
                                                     ======               ======     ======             ======
Contingently issuable shares not
    included in the earnings per share
    computation                                         278                   27        278                 27
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

      Global Applied designs, produces, markets, and sells HVAC&R equipment and solutions and provides maintenance and service of equipment manufactured by us and by others. Types of equipment include air-cooled and water-cooled chillers; large packaged rooftop units; indoor and outdoor air handling and ventilating equipment; variable air volume units; centrifugal, screw, scroll and reciprocating compressors; condensers; evaporators; heat exchangers; industrial and marine chillers; ice makers; minisplits; process refrigeration systems; hygienic air distribution systems; gas compression systems; and control equipment to monitor and control the entire system. Heating and air conditioning solutions are provided for buildings ranging from small office buildings and fast food restaurants to large commercial and industrial complexes. Refrigeration systems are provided for industrial applications in the food and beverage, electronic, chemical and petroleum industries. Cooling and refrigeration systems are also supplied for use on naval, commercial and passenger vessels.

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

      General corporate expenses and charges and other expenses are not allocated to the individual segments for management reporting purposes. General corporate expenses include certain incentive compensation, pension, medical and insurance costs; corporate administrative costs; development costs for information technology applications and infrastructure; the $20 million warranty charge recorded in 2004 as discussed in Note 8; restructuring charges recorded in 2005; LIFO and intercompany profit elimination provisions; and other corporate costs. Non-allocated assets primarily consist of prepaid pension benefit cost, net deferred tax assets, LIFO inventory reserves, and other corporate assets. For management reporting purposes, intersegment sales are recorded on a cost-plus or market price basis. Business segment management compensation is based on segment earnings before interest and taxes, segment earnings before interest and taxes as a percentage of segment sales, segment return on net capital employed, and consolidated earnings per share and cash flow.

The table below represents our operating results and assets by segment (in thousands):

                                                     THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                         2005           2004              2005          2004
                                                     ------------   ------------       ----------    -----------
Net sales:
    Global Applied:
       Americas                                      $    470,787   $    394,424       $  855,785    $   727,223
       Europe, Middle East, and Africa                    410,569        384,403          728,865        682,824
       Asia                                               186,286        163,485          318,357        266,269
       Intragroup sales                                   (87,945)       (59,470)        (149,674)      (104,461)
                                                     ------------   ------------       ----------    -----------
                                                          979,697        882,842        1,753,333      1,571,855
    Unitary Products Group                                270,107        258,115          480,211        438,506
    Bristol Compressors                                   108,355        138,965          209,510        252,443
    Eliminations(1)                                       (58,673)       (58,214)        (109,763)      (101,729)
                                                     ------------   ------------       ----------    -----------
                                                     $  1,299,486   $  1,221,708       $2,333,291    $ 2,161,075
                                                     ============   ============       ==========    ===========
    (1)Eliminations include the
          following intersegment sales:
    Global Applied                                   $     (1,003)  $       (400)      $   (1,296)   $    (1,131)
    Unitary Products Group                                (22,260)       (18,058)         (41,516)       (31,792)
    Bristol Compressors                                   (35,410)       (39,756)         (66,951)       (68,806)
                                                     ------------   ------------       ----------    -----------
    Eliminations                                     $    (58,673)  $    (58,214)      $ (109,763)   $  (101,729)
                                                     ============   ============       ==========    ===========

Income from operations:
    Global Applied:
       Americas                                      $     28,137   $     23,313       $   31,078    $    24,999
       Europe, Middle East, and Africa                     19,931         14,600           10,634         14,591
       Asia                                                17,304         22,082           26,714         31,656
                                                     ------------   ------------       ----------    -----------
                                                           65,372         59,995           68,426         71,246

    Unitary Products Group                                 31,587         30,191           44,448         42,217
    Bristol Compressors                                     4,048          4,242           12,218          8,320
    General corporate expenses,
       eliminations, and other
       non-allocated items                                (29,013)       (45,728)         (55,911)       (67,880)
                                                     ------------   ------------       ----------    -----------
                                                           71,994         48,700           69,181         53,903
                                                     ------------   ------------       ----------    -----------

Interest expense, net                                     (12,052)       (10,072)         (23,530)       (20,933)
                                                     ------------   ------------       ----------    -----------
Equity in earnings of affiliates:
    Global Applied:
       Europe, Middle East, and Africa                      3,091          2,706            3,235          3,090
       Asia                                                   426            337              725            453
                                                     ------------   ------------       ----------    -----------
                                                            3,517          3,043            3,960          3,543
    Bristol Compressors                                      (202)         1,184              638          1,176
                                                     ------------   ------------       ----------    -----------
                                                            3,315          4,227            4,598          4,719
                                                     ------------   ------------       ----------    -----------
    Income before income taxes                             63,257         42,855           50,249         37,689

Provision for income taxes                                (17,351)        (4,131)         (13,570)        (2,840)
                                                     ------------   ------------       ----------    -----------

    Net income                                       $     45,906   $     38,724       $   36,679    $    34,849
                                                     ============   ============       ==========    ===========

                                                     JUNE 30, 2005   DEC. 31, 2004
                                                     -------------   -------------
Total assets:
    Global Applied:
       Americas                                      $     860,336   $     774,015
       Europe, Middle East, and Africa                     976,148       1,033,824
       Asia                                                551,546         511,703
       Eliminations and other non-allocated assets        (212,563)       (206,719)
                                                     -------------   -------------
                                                         2,175,467       2,112,823
    Unitary Products Group                                 505,424         438,933
    Bristol Compressors                                    269,752         242,473
    Eliminations and other non-allocated assets            140,280         216,186
                                                     -------------   -------------
                                                     $   3,090,923   $   3,010,415
                                                     =============   =============

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

      During 2005, charges included severance related to the closure of under performing businesses in Germany and Holland that served local fishery markets and the closure of a compressor remanufacturing facility in the Americas.

      In the three and six months ended June 30, 2005, we incurred costs by segment as follows (in thousands):

                                                     THREE MONTHS     SIX MONTHS
                                                         ENDED           ENDED
            By Segment                               JUNE 30, 2005   JUNE 30, 2005
                                                     -------------   -------------
Global Applied:
    Americas                                         $          97   $          97
    Europe, Middle East, and Africa                            606           1,829
                                                     -------------   -------------
Restructuring and other charges, net                 $         703   $       1,926
                                                     =============   =============

      Detail of activity relating to the 2003 and 2004 initiatives in the six months ended June 30, 2005 is as follows (in thousands):

                                                      ACCRUALS
                                                     ESTABLISHED     UTILIZED
                                                       IN SIX         IN SIX
                                                       MONTHS         MONTHS     REMAINING
                                    ACCRUALS AT        ENDED          ENDED     ACCRUALS AT
                                      DEC. 31,        JUNE 30,       JUNE 30,     JUNE 30,
                                        2004            2005           2005        2005
                                    -----------      -----------     --------   -----------
Severance                           $     6,326      $     1,907     $  4,435   $     3,798
Contractual obligations                   2,730               19          323         2,426
Other                                         7               --            7            --
                                    -----------      -----------     --------   -----------
                                    $     9,063      $     1,926     $  4,765   $     6,224
                                    ===========      ===========     ========   ===========

(15)  NEW AND PROPOSED ACCOUNTING STANDARDS

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

      In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of SFAS No. 143, "Accounting for Asset Retirement Obligations." This interpretation addresses the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and or method of settlement are conditional on a future event. This interpretation is effective December 31, 2005. The impact of this interpretation to our condensed consolidated financial statements is not presently known.

      In July 2005, the FASB issued Proposed Interpretation, "Accounting for Uncertain Tax Positions," an interpretation of SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). This proposed interpretation clarifies the accounting for uncertain tax positions in accordance with SFAS 109 by requiring companies to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained under audit based solely on the technical merits of the position. In evaluating whether the probable recognition threshold has been met, the proposed interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The proposed standard further defines probable as the definition in SFAS No. 5, "Accounting for Contingencies." The proposed interpretation would be effective December 31, 2005. The impact of this interpretation to our condensed consolidated financial statements is not presently known.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

CONSOLIDATED OPERATIONS

                                                     THREE MONTHS ENDED JUNE 30,       DOLLAR      PERCENT
(in thousands, except percentages)                     2005              2004          CHANGE      CHANGE
----------------------------------                   -----------      ----------     ----------    -------
U.S. sales                                           $   591,416      $  550,534     $   40,882      7.4%
Non-U.S. sales                                           708,070         671,174         36,896      5.5%
                                                     -----------      ----------     ----------
   Net sales                                           1,299,486       1,221,708         77,778      6.4%

Gross profit                                             263,854         225,675         38,179     16.9%
Gross profit %                                              20.3%           18.5%

                                                     SIX MONTHS ENDED JUNE 30,         DOLLAR      PERCENT
(in thousands, except percentages)                       2005          2004            CHANGE      CHANGE
----------------------------------                   ------------   ----------       ----------    -------
U.S. sales                                           $  1,079,729   $  976,367       $  103,362     10.6%
Non-U.S. sales                                          1,253,562    1,184,708           68,854      5.8%
                                                     ------------   ----------       ----------
   Net sales                                            2,333,291    2,161,075          172,216      8.0%

Gross profit                                              446,982      396,731           50,251     12.7%
Gross profit %                                               19.2%        18.4%

In the second quarter of 2005, our revenue growth was primarily a result of improvements in our Global Applied service business (consisting of service, parts, and replacement equipment) of $48.8 million, the net strengthening of foreign currencies of $27.4 million, increased equipment volume in Global Applied and selling price increases in Global Applied, Unitary Products Group
(UPG) and Bristol, partially offset by reduced equipment volume at Bristol Compressors. In the first half of 2005, our revenue growth was mainly attributable to increased equipment volume (excluding equipment sold through our service business) and selling price increases in Global Applied and UPG; strong service business growth of $78.1 million; the net strengthening of foreign currencies of $46.6 million; partially offset by reduced equipment volume at Bristol Compressors. Our domestic revenue grew at a faster rate than international revenue due to increased U.S. service business volume, and lower shipments to international customers from Bristol Compressors.

Overall, gross profit for the second quarter and year-to-date improved mainly due to the $20 million warranty charge in 2004 for the UPG furnace remediation program recorded to cost of goods sold and volume improvements in Global Applied. These improvements were partially offset by raw material and component cost increases in excess of selling price increases on a year-over-year basis, pricing pressures in China, and substantial cost increases for transportation and refrigerant, particularly R134a. We previously disclosed that we expect an approximately $100 million increase in raw material and component costs for the full year 2005. We continue to expect realization of selling price increases to fully offset the estimated $100 million rise in raw material and component costs of the full year.

Order backlog

                                                           JUNE 30,                 DOLLAR        PERCENT
(in thousands, except percentages)                   2005            2004           CHANGE         CHANGE
-----------------------------------             -------------    ------------   --------------    -------
Global Applied:
    Americas                                    $     466,592    $    418,607   $       47,985     11.5%
    Europe, Middle East, and Africa                   615,279         588,446           26,833      4.6%
    Asia                                              127,460         149,414          (21,954)   (14.7)%
                                                -------------    ------------   --------------
                                                    1,209,331       1,156,467           52,864      4.6%

Unitary Products Group                                 59,290          79,460          (20,170)   (25.4)%
Bristol Compressors                                    94,715          76,932           17,783     23.1%
                                                -------------    ------------   --------------
              Total                             $   1,363,336    $  1,312,859   $       50,477      3.8%

Order backlog increased primarily due to strong orders in the Americas and the Middle East, offset by reduced backlog in Asia, UPG, and Europe. UPG backlog decreased due to a change in ordering patterns as compared to 2004.

                                                THREE MONTHS ENDED JUNE 30,         DOLLAR        PERCENT
(in thousands, except percentages)                 2005             2004            CHANGE         CHANGE
--------------------------------------          -----------      ----------     --------------    -------
Selling, general, and administrative
    (SG&A) expenses                             $   191,157      $  176,975     $       14,182       8.0%
SG&A as a % of net sales                               14.7%           14.5%

Restructuring and other charges, net                    703              --                703     100.0%

Income from operations                               71,994          48,700             23,294      47.8%
Income from operations as a % of sales                  5.5%            4.0%

                                                SIX MONTHS ENDED JUNE 30,           DOLLAR        PERCENT
(in thousands, except percentages)                 2005            2004             CHANGE         CHANGE
------------------------------------            ----------      ---------       --------------    -------
Selling, general, and administrative
    (SG&A) expenses                             $  375,875      $ 342,828       $       33,047      9.6%
SG&A as a % of net sales                              16.1%          15.9%

Restructuring and other charges, net                 1,926             --                1,926    100.0%

Income from operations                              69,181         53,903               15,278     28.3%
Income from operations as a % of sales                 3.0%           2.5%

The net strengthening of foreign currencies increased our SG&A expenses $4.2 million and $7.9 million in the second quarter and first half of 2005, respectively. Higher commission costs related to equipment volume gains and investments in product development, mostly in Global Applied, contributed to the remaining increase.

In 2004, we initiated actions to support the implementation of our new organization in EMEA. In the first quarter of 2005, we closed under performing businesses in Germany and Holland that served the local fishery markets. In the second quarter, we had additional management realignments within EMEA costing $0.6 million and closed one compressor remanufacturing facility in the Americas and consolidated it with another facility costing $0.1 million. These actions resulted in additional costs related to severance and contractual obligations in the first half of the year.

                                                THREE MONTHS ENDED JUNE 30,      DOLLAR      PERCENT
(in thousands, except percentages)                  2005            2004         CHANGE       CHANGE
------------------------------------            -----------      ----------     --------     -------
Interest expense, net                           $    12,052      $   10,072     $  1,980       19.7%

Equity in the earnings of affiliates                  3,315           4,227         (912)     (21.6)%

Provision for income taxes                           17,351           4,131       13,220      320.0%

Net income                                           45,906          38,724        7,182       18.5%

                                                 SIX MONTHS ENDED JUNE 30,       DOLLAR      PERCENT
(in thousands, except percentages)                  2005            2004         CHANGE       CHANGE
------------------------------------            -----------      ----------     --------     -------
Interest expense, net                           $    23,530      $   20,933     $  2,597       12.4%

Equity in the earnings of affiliates                  4,598           4,719         (121)      (2.7)%

Provision for income taxes                           13,570           2,840       10,730      377.8%

Net income                                           36,679          34,849        1,830        5.3%

The increase in interest expense resulted from higher average borrowing rates and debt levels.

The decrease in equity in the earnings of affiliates was primarily the result of decreased earnings at Scroll Technologies and Clima Roca, offset by increases in other affiliates.

The income tax provision of $17.4 million and $13.6 million in the second quarter and first half of 2005, respectively, and $4.1 million and $2.8 million in the second quarter and first half of 2004, respectively, relate to both U.S. and non-U.S. operations. The effective tax rates were 27.4% and 9.6% in the second quarter of 2005 and 2004, respectively, and 27% and 7.5% in the first half of 2005 and 2004, respectively. The 2005 income tax provisions were lower than the U.S. statutory rate of 35% primarily due to pre-tax earnings in non-U.S. jurisdictions where statutory rates are less than 35%, export incentives, and research and development credits. The 2004 income tax provisions were lower than the U.S. statutory rate of 35% primarily due to pre-tax earnings in non-U.S. jurisdictions where the statutory rates are less than 35%, the favorable impact of the settlement of prior years' tax returns partially offset by deferred tax adjustments, and a 39.8% tax benefit associated with the $20 million warranty charge for the UPG furnace inspection and remediation program. The increase in the effective tax rate during 2005 as compared to 2004 is attributable to specific items recorded in the second quarter of 2004 (the favorable impact of the settlement of prior years' tax returns partially offset by deferred tax adjustments, and the tax benefit associated with the $20 million warranty charge for the Unitary Products Group furnace inspection and remediation program), and a different geographical distribution of earnings.

On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law in the U.S. The AJCA includes a temporary deduction from U.S. taxable income of 85% of certain foreign earnings that are repatriated to the U.S., as defined in the AJCA. We continue to evaluate the effects of the repatriation provision and expect to make a decision on implementation later in 2005. The range of possible amounts that we are considering for repatriation under the AJCA is between zero and $342 million. The related potential range of income tax is between zero and $29 million. Pursuant to the Financial Accounting Standards Board's issuance of Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Act of 2004," no income taxes or foreign withholding taxes have been provided as it has not become apparent that we will repatriate any foreign earnings, and the earnings are considered permanently reinvested.

SEGMENT ANALYSIS

The following table sets forth net sales and income from operations by segment (in thousands, except percentages) for the three and six months ended June 30, 2005 and 2004:

                                             THREE MONTHS ENDED JUNE 30,
                                                 2005            2004       DOLLAR CHANGE    PERCENT CHANGE
                                             ------------    -----------    -------------    --------------
Net sales:
Global Applied:
    Americas                                 $    470,787    $   394,424    $      76,363         19.4%
    Europe, Middle East and Africa                410,569        384,403           26,166          6.8%
    Asia                                          186,286        163,485           22,801         13.9%
    Intragroup sales                              (87,945)       (59,470)         (28,475)        47.9%
                                             ------------    -----------    -------------
                                                  979,697        882,842           96,855         11.0%

Unitary Products Group                            270,107        258,115           11,992          4.6%
Bristol Compressors                               108,355        138,965          (30,610)       (22.0)%
Eliminations                                      (58,673)       (58,214)            (459)         0.8%
                                             ------------    -----------    -------------
                Net sales                    $  1,299,486    $ 1,221,708    $      77,778          6.4%
                                             ============    ===========    =============

Income from operations:
Global Applied:
    Americas                                 $     28,137    $    23,313    $       4,824         20.7%
    Europe, Middle East and Africa                 19,931         14,600            5,331         36.5%
    Asia                                           17,304         22,082           (4,778)       (21.6)%
                                             ------------    -----------    -------------
                                                   65,372         59,995            5,377          9.0%

Unitary Products Group                             31,587         30,191            1,396          4.6%
Bristol Compressors                                 4,048          4,242             (194)        (4.6)%
General corporate expenses, eliminations,
    and other non-allocated items                 (29,013)       (45,728)          16,715         36.6%
                                             ------------    -----------    -------------
                Income from operations       $     71,994    $    48,700    $      23,294         47.8%
                                             ============    ===========    =============

                                              SIX MONTHS ENDED JUNE 30,
                                                 2005            2004       DOLLAR CHANGE    PERCENT CHANGE
                                             ------------    -----------    -------------    --------------
Net sales:
Global Applied:
    Americas                                 $    855,785    $   727,223    $     128,562         17.7%
    Europe, Middle East and Africa                728,865        682,824           46,041          6.7%
    Asia                                          318,357        266,269           52,088         19.6%
    Intragroup sales                             (149,674)      (104,461)         (45,213)        43.3%
                                             ------------    -----------    -------------
                                                1,753,333      1,571,855          181,478         11.5%
Unitary Products Group                            480,211        438,506           41,705          9.5%
Bristol Compressors                               209,510        252,443          (42,933)       (17.0)%
Eliminations                                     (109,763)      (101,729)          (8,034)         7.9%
                                             ------------    -----------    -------------
                Net sales                    $  2,333,291    $ 2,161,075    $     172,216          8.0%
                                             ============    ===========    =============

Income from operations:
Global Applied:
    Americas                                 $     31,078    $    24,999    $       6,079         24.3%
    Europe, Middle East and Africa                 10,634         14,591           (3,957)       (27.1)%
    Asia                                           26,714         31,656           (4,942)       (15.6)%
                                             ------------    -----------    -------------
                                                   68,426         71,246           (2,820)        (4.0)%
Unitary Products Group                             44,448         42,217            2,231          5.3%
Bristol Compressors                                12,218          8,320            3,898         46.9%
General corporate expenses, eliminations,
    and other non-allocated items                 (55,911)       (67,880)          11,969         17.6%
                                             ------------    -----------    -------------
                Income from operations       $     69,181    $    53,903    $      15,278         28.3%
                                             ============    ===========    =============

Global Applied

In the second quarter and first half of 2005, Global Applied's revenue increases were attributable to strong service business growth, selling prices increases, and equipment volume growth. Global Applied's service business grew $48.8 million, or 16.5%, to $345.2 million in the second quarter, and $78.1 million, or 14.2%, to $628.8 million in the first half of 2005 as compared to 2004. The Americas equipment business benefited from volume increases for nearly all products in North America, exports to the Middle East, and refrigeration products in Latin America. The improvement in service business growth is due to improved market conditions and fewer implementation challenges associated with the 2004 YORKConnect deployment in North America. EMEA benefited from year-over-year growth in equipment volume, due to Middle East market strength, partially offset by lower equipment sales in Europe. EMEA sales growth is also a result of the favorable impact of foreign currency translation of $20.5 million and $36 million for the second quarter and first half of 2005, respectively. In the second half of 2005, we will continue to invest working capital in the Middle East to support its growth. Increases in sales in Asia were primarily due to increased equipment volume outside of China, and the service business throughout the region.

Income from operations increased in the second quarter of 2005 due to higher equipment and service business volume across all regions and improvements in margins in the North American service business as inefficiencies associated with YORKConnect have deminished. The first half decline in income from operations was primarily due to continued higher commodity and component costs (net of selling price increases) and pricing pressure in China from local competition that more than offset volume improvements.

UPG

UPG revenue increases for the second quarter and first half of 2005 were due to general selling price increases enacted in the first quarter. The first half of 2005 benefited from economic growth in North America and customer acceptance of new product introductions. UPG volume growth in comparison to industry air conditioning shipments continues to indicate an improvement in market share, while furnace volume in comparison to industry furnace shipments indicates a slight share deterioration.

Income from operations in the second quarter improved due to price increases slightly in excess of raw material and component cost increases; a higher mix of replacement market sales, which were nearly offset by freight cost increases; and higher compensation accruals. In the first half of 2005, income from operations improved due to a higher mix of replacement market sales and improvements in warranty costs, offset by higher compensation accruals and raw material and freight cost increases in excess of selling price increases. As of July 1, 2005, we implemented additional selling price increases on most products.

Bristol Compressors (Bristol)

Revenue declined due to the continued decrease in shipments to international customers of approximately 55% and 50% in the second quarter and first half of 2005, respectively. These decreases were partially offset by selling price increases. Bristol's new Benchmark product continues to be tested by customers and we have received some Benchmark production order commitments for late 2005 and 2006.

Bristol's income from operations decreased during the second quarter due to decreased equipment volume and the impact of commodity cost increases in excess of selling price increases. For the first half of the year, Bristol's income from operations increased, due to first quarter selling price increases in relation to lower cost inventories, productivity improvements, a more favorable product mix, and a larger percentage of higher margin domestic revenues.

Effective January 23, 2006, manufacturers of unitary air-conditioning products for the U.S. market will no longer be able to produce product with an efficiency rating lower than 13 SEER. As a result, original equipment manufacturers (OEM) are actively testing Bristol's Benchmark scroll and reciprocating compressors which comply with the new requirements. Some OEMs have made their decisions and have committed product lines to Bristol for 13 SEER applications, while others are continuing to qualify and finalize their supply decisions. Bristol's continued success and profitability is dependent on our ability to secure volume with our current customers and/or new customers at least equal to our current production levels.

Other

The decrease in general corporate expenses, eliminations, and other non-allocated items was primarily due to the $20 million charge recorded in the second quarter of 2004 related to the UPG furnace remediation program. This decrease was offset by

$3.3 million and $7.5 million related to an increased LIFO impact resulting from escalating material costs and higher level of intercompany profit eliminations for the second quarter and first half of 2005, respectively, and $1.5 million in additional share-based compensation related to unvested stock options and our employee stock purchase plan due to early adoption of Statement on Financial Accounting Standards SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS
123R).

During the second quarter of 2004, we finalized field and factory testing to investigate failures found in heat exchangers of certain sealed combustion gas furnaces used in the manufactured housing industry. We found that installation and application factors combined with component part variation can result in excessive heat exchanger temperatures, which may contribute to failures in certain furnace models manufactured in the years 1995 to 2000. We no longer produce these furnace models and our program for remediation has been approved by the U.S. Consumer Product Safety Commission. As a result, we recorded a $20 million warranty charge to cost of goods sold for the UPG furnace inspection and remediation program in the second quarter of 2004. The $20 million warranty charge represents our best estimate of inspection and repair costs within a reasonable estimated range of $18 million to $23 million. Repair cost estimates are mainly comprised of the expected cost of repair kits or new heat exchangers and installation labor. Our estimates are based upon the projected number of furnace units to be serviced (find rate), current repair costs, and the estimated number of furnace units requiring repair. Differences between estimated and actual find rate, costs to manufacture and install repair kits or heat exchangers, and number of furnace units that require repair could have a significant impact on our quarterly results or further impact on our consolidated results of operations. We began to manufacture replacement parts and repair furnaces in the third quarter of 2004 and expect to complete the program by the end of 2006. Repair activity of $0.4 million and $6.9 million was charged against the warranty reserve during the three and six months ended June 30, 2005, respectively. For the entire program to date we have charged $12.3 million against the reserve.

Effective April 1, 2005, we early adopted SFAS 123R using the modified prospective method. As a result, we began to recognize stock-based compensation cost for our unvested stock options and our employee stock purchase plan, beginning on April 1, 2005. We elected to early adopt SFAS 123R due to changes to management's stock-based compensation to further align management's compensation with shareholders' interests and to use fewer shares. Under SFAS 123R, we are able to issue restricted share/unit awards that are earned by management only if certain performance criteria are met, fixing the cost of the award and amount of expense to be recorded. Had we issued these performance restricted shares/units prior to adopting SFAS 123R, our compensation cost would have varied from period to period based upon changes in the fair value of the restricted share/unit awards. Prior to April 1, 2005, management's stock-based compensation included stock options. We have not issued any stock options during 2005.

During the second quarter of 2005, our liability and recovery receivable related to asbestos litigation increased $1.5 million and $1.1 million, respectively, primarily due to an increase in the average settlement costs in certain jurisdictions. This trend has resulted in a net charge of $0.4 million, in the second quarter of 2005. Since inception of asbestos-related claims, our overall experience continues to indicate a lack of asbestos-related exposure from our products resulting in a significant number of cases dismissed without settlement.

Restructuring and other charges, net are as follows (in thousands):

                                                 THREE MONTHS       SIX MONTHS
                                                    ENDED              ENDED
             By segment                         JUNE 30, 2005      JUNE 30, 2005
                                                -------------      -------------
Global Applied:
    Americas                                    $          97      $          97
    Europe, Middle East, and Africa                       606              1,829
                                                -------------      -------------
Restructuring and other charges, net            $         703      $       1,926
                                                =============      =============

No restructuring and other charges were recorded in the first half of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our significant liquidity and capital funding needs are working capital, operating expenses, capital expenditures, debt repayments, dividends to our shareholders, contractual obligations, and commercial commitments. Liquidity and capital resource needs are met through cash flows from operations, borrowings under our credit agreement and bank lines of credit, sale of trade receivables, and credit terms from suppliers, which approximate receivable terms to our customers. Additional sources of cash include customer deposits and progress payments.

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

WORKING CAPITAL

                                                                JUNE 30,      DEC. 31        DOLLAR     PERCENT
(in thousands, except percentages)                                2005         2004          CHANGE      CHANGE
-------------------------------------------------------       ------------  -----------   -----------   -------
Current assets:
    Cash and cash equivalents                                 $     57,494  $    42,881   $    14,613    34.1%
    Receivables, net                                               872,596      804,141        68,455     8.5%
    Inventories                                                    667,740      615,131        52,609     8.6%
    Prepayments and other current assets                           145,621      144,489         1,132     0.8%
                                                              ------------  -----------   -----------
       Total current assets                                      1,743,451    1,606,642       136,809     8.5%

Current liabilities:

    Notes payable and current portion of long-term debt             29,086       19,539         9,547    48.9%
    Accounts payable and accrued expenses                        1,130,535    1,144,464       (13,929)   (1.2)%
    Income taxes                                                    45,825       40,829         4,996    12.2%
                                                              ------------  -----------   -----------
       Total current liabilities                                 1,205,446    1,204,832           614     0.1%
                                                              ------------  -----------   -----------
Working capital                                               $    538,005  $   401,810   $   136,195    33.9%

Net Receivables

The increase in accounts receivable was primarily due to the overall net increase in sales partially offset by the net weakening of foreign currencies of $27 million, mainly in EMEA, and fewer international receivables with longer payment terms at Bristol. Overall, days sales outstanding increased to 52 days at June 30, 2005 from 50 days at December 31, 2004.

Inventories

The increase in inventory is mainly due to the effect of higher raw material and component costs and higher inventory levels in the Americas and the Middle East to support sales growth partially offset by the net weakening of foreign currencies of $19 million.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses decreased primarily due to the net weakening of foreign currencies of $38.2 million partially offset by higher customer prepayments.

CASH FLOWS

Operating Activities

We used $71 million of cash for operating activities in the first half of 2005. Net cash flows of $145.5 million were used by the change in assets and liabilities net of effects from acquisitions and divestitures, mainly due to the increase in working capital, as discussed above. Cash flows of $74.5 million were generated from first half results of operations. Our operating cash flows in the first half of 2005 reflect the seasonal nature of our business. The increased use of cash in the first half of 2005 in comparison to the first half of 2004 is due to a more significant accounts payable and accrued expenses increase in 2004, offset by accounts receivable increases due to an increase in sales.

Investing Activities

Cash used in investing activities of $25.8 million was mainly comprised of capital expenditures for manufacturing equipment. The decrease in capital expenditures in comparison to 2004 is mainly due to a decreased investment in information technology systems.

Financing Activities

Cash provided by financing activities of $112 million included proceeds of $118.4 million from net borrowings and $9.5 million from issuance of common stock partially offset by common stock dividend payments of $16.8 million. Net borrowings are consistent with the typical seasonality of our businesses to finance increasing working capital needs during the first half of the year. The increase in cash provided by financing activities in comparison to 2004 is related to our increased working capital needs to support 2005 sales growth. Proceeds from issuance of common stock represent cash received from employee stock purchases and exercise of stock options under our employee stock plans. We paid cash dividends of $0.40 per share in the first half of 2005, consistent with 2004.

BORROWINGS AND AVAILABILITY

The following table summarizes the terms of our lines of credit (in thousands):

                           LIMIT               AVAILABILITY (a)
                    JUNE 30,     DEC. 31,    JUNE 30,    DEC. 31,                      BORROWING    ANNUAL
(in thousands)        2005         2004        2005        2004         EXPIRES         RATE (b)     FEE
--------------      --------    ----------  ----------  ----------  --------------  --------------  ------
Five Year
Credit
Agreement           $700,000    $       --  $  650,000  $       --  June 30, 2010   LIBOR + 0.600%   0.15%

Five Year
Credit
Agreement                 --       400,000          --     400,000  May 29, 2006    LIBOR + 1.175%   0.20%

364-Day
Credit
Agreement                 --       200,000          --     200,000  March 11, 2006  LIBOR + 0.630%   0.15%

Domestic
bank lines           160,000       160,000      67,200     128,150  Uncommitted     Various            --

Non-U.S.
bank credit
facilities           456,096       443,247     274,268     295,544  Uncommitted     Various            --

(a) Availability is reduced for outstanding borrowings and bank guarantee and letters of credit usage.

(b) The one-month LIBOR (London Interbank Offering Rate) rate was 3.34% and 2.38% as of June 30, 2005 and December 31, 2004, respectively.

During the second quarter of 2005 we terminated the $400 million Five Year Credit Agreement and the 364-Day Credit Agreement and replaced them with the $700 million Five Year Credit Agreement. The $700 million Five Year Credit Agreement (the Agreement) contains financial covenants requiring us to maintain certain financial ratios and standard provisions limiting leverage and liens. We were in compliance with these financial covenants as of June 30, 2005.

We have access to bank lines of credit and have the ability to borrow under the Agreement as long as we continue to meet the financial covenants or until expiration of the Agreement. The primary financial covenants are a modified earnings before interest, taxes, depreciation, and amortization (EBITDA) interest coverage and a modified debt to capital ratio, as defined under the Agreement. As of June 30, 2005, our EBITDA interest coverage was 5.5 times, exceeding the minimum requirement of 3.5 times. As of June 30, 2005, our debt to capital ratio, as defined in the Agreement, was 42%, below the maximum allowed of 50%.

We also maintain an annually renewable revolving facility under which we sell certain trade receivables (see "Off-Balance Sheet Arrangements" section below).

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements are comprised of a trade receivable revolving facility and operating leases.

Trade Receivable Revolving Facility

Pursuant to the terms of an annually renewable revolving facility, we sell certain of our trade receivables to a wholly owned consolidated subsidiary, York Receivables Funding LLC (YRFLLC). In turn, YRFLLC sells, on a revolving basis, an undivided ownership interest in the purchased trade receivables to bank-administered asset-backed commercial paper vehicles. In May 2005, the facility was renewed at the prior year availability of $200 million. The facility is expected to be renewed in 2006 at a level of $200 million. We continue to service sold trade receivables. No servicing asset or liability has been recognized as our cost to service sold trade receivables approximates the servicing income.

In accordance with the facility, YRFLLC has sold $150 million and $135 million of an undivided interest in trade receivables as of June 30, 2005 and December 31, 2004, respectively, resulting in a reduction of net receivables reflected in our condensed consolidated balance sheets. The discount rate on trade receivables sold was 3.25% and 2.38% as of June 30, 2005 and December 31, 2004, respectively. The program fee on trade receivables sold was 0.4% as of June 30, 2005 and December 31, 2004.

Operating Leases

Operating leases provide us with the flexibility to use property, plant, and equipment without assuming ownership and related debt. Operating leases reduce our risk associated with disposal and residual fair value of property, plant, and equipment at the end of the lease.

OUTLOOK

Overall, we expect 2005 revenues and net income to exceed 2004 results without considering the effects of new accounting standards. We anticipate 2005 net income to improve in dollars and as a percent of net sales. We expect increased revenue in our service business (services, parts, and replacement equipment) within Global Applied; strong growth in Asia; modest growth in Americas and UPG; and stability at Bristol. We expect an overall decline in European equipment revenue. Our expectations are challenged by the continual rise in commodity costs. We have announced general selling price increases that we expect will mitigate the expected rise in raw material and component costs throughout 2005. We expect incremental raw material and component cost increases in 2005 of $100 million above 2004 levels, without considering realization of selling price increases.

NEW AND PROPOSED ACCOUNTING STANDARDS

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

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of SFAS No. 143, "Accounting for Asset Retirement Obligations." This interpretation addresses the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and or method of settlement are conditional on a future event. This interpretation is effective beginning December 31, 2005. This interpretation is not expected to materially impact our condensed consolidated financial statements. The impact of this interpretation to our condensed consolidated financial statements is not presently known.

In July 2005, the FASB issued Proposed Interpretation, "Accounting for Uncertain Tax Positions," an interpretation of SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). This proposed interpretation clarifies the accounting for uncertain tax positions in accordance with SFAS 109 by requiring companies to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained under audit based solely on the technical merits of the position. In evaluating whether the probable recognition threshold has been met, the proposed interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The proposed interpretation further defines probable as the definition in SFAS No. 5, "Accounting for Contingencies." The proposed interpretation would be effective December 31, 2005. The impact of this proposed interpretation to our condensed consolidated financial statements is not presently known.

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

      -     Realization of selling price increases

Unseasonably cool weather in various parts of the world could adversely affect our Global Applied air conditioning businesses and, similarly, unseasonably cool weather in the U.S. could impact our UPG and Bristol compressor businesses. Bristol and UPG are also impacted by the successful development, introduction, and customer acceptance of new products. Bristol could be adversely affected by a shortage of an essential component purchased from a single vendor. The Global Applied air conditioning business could also be affected by a slowdown in the large chiller market and by the acceptance of new product introductions. Global Applied could be negatively impacted by reductions in commercial construction and the establishment of new entrants into China's applied systems market impacting our ability to grow at current levels. Our ability to effectively implement price increases to offset higher costs is dependent on market conditions and the competitive environment. The financial position and financial results of our foreign locations could be negatively impacted by the translation effect of currency fluctuations and by political changes including nationalization or expropriation of assets. In addition, our overall performance could be affected by declining worldwide economic conditions or slowdowns resulting from world events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responsive to this item as of December 31, 2004 appears under the captions "Management's Discussion and Analysis of Results of Operations and Financial Condition, Market Risk," on pages 44 to 46 of our Form 10-K for the year ended December 31, 2004. There was no material change in such information as of June 30, 2005.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of company management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As discussed in our Form 10-Q filed October 31, 2003 and our Forms 10-K for the fiscal years ended December 31, 2003 and December 31, 2004, on September 11, 2003, the City of Elyria, Ohio, the Lorain County Board of Commissioners, the Lorain County Auditor, the Lorain County Treasurer and two school districts filed suit against us in the Court of Common Pleas for Lorain County, Ohio. The plaintiffs allege that we breached two incentive agreements entered into with the City of Elyria in 1991 and 1993, respectively, by closing our plant in Elyria in 2001. The plaintiffs assert that they would have collected additional taxes had the plant remained open and are seeking approximately $3 million in allegedly lost taxes and $200 million in punitive damages. We removed the suit to the United States District Court for the District of Ohio and filed a Motion for Summary Judgment. On June 7, 2005, the Court issued its ruling on our Motion and dismissed several of the plaintiffs' claims, including the claim for $200 million in punitive damages. We intend to defend vigorously against the remaining claims.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a)   Our annual meeting of Stockholders was held on May 26, 2005.

      (b) Proxies were solicited for the meeting. All nominees for Director were elected and the appointment of KPMG LLP as independent auditors was approved (see (c) below).

      (c) The following votes were cast at the Annual Meeting for the matters indicated below:



1. Election of Directors
                                             Votes For            Votes Withheld
                                             ---------            --------------
Gerald C. McDonough                          37,671,043               535,909
C. David Myers                               37,686,129               520,823
W. Michael Clevy                             37,941,405               265,547
J. Roderick Heller, III                      38,019,091               187,861
Robert F. B. Logan                           37,687,925               519,027
Paul J. Powers                               38,013,834               193,118
Donald M. Roberts                            37,674,721               532,231
James A. Urry                                37,687,260               519,692


2. The appointment of KPMG LLP
   as independent auditors


                                  Votes For      Votes Against      Abstentions
                                  ---------      -------------      -----------
                                  38,160,785         36,346            9,821

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibit 10.1 - Facility Termination Date Extension Notice Letter for the Amended and Restated Receivables Purchase Agreement, dated April 5, 2005, among, York International Corporation, York Receivables Funding LLC, The Members of Various Purchaser Groups from time to time party hereto, and The Bank of Tokyo-Mitsubishi, LTD., as administrator*

Exhibit 10.2 - Amendment No. 3 to Amended and Restated Receivables Purchase Agreement, dated December 16, 2004, among, York International Corporation, York Receivables Funding LLC, The Members of Various Purchaser Groups from time to time party hereto, and The Bank of Tokyo-Mitsubishi, LTD., as administrator*

Exhibit 31.1 - Certification of the Chief Executive Officer of York International Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.2 - Certification of the Chief Financial Officer of York International Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1 - Certification of the Chief Executive Officer and Chief Financial Officer of York International Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                      YORK INTERNATIONAL CORPORATION
                                                 Registrant

Date August 3, 2005                  /s/ M. David Kornblatt
                                      -----------------------------------
                                      M. David Kornblatt
                                      Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION
-----------    -----------
   10.1        Facility Termination Date Extension Notice Letter for the Amended
               and Restated Receivables Purchase Agreement, dated April 5, 2005, among, York International Corporation, York Receivables Funding
               LLC, The Members of Various Purchaser Groups from time to time party hereto, and The Bank of Tokyo-Mitsubishi, LTD., as
               administrator*

   10.2        Amendment No. 3 to Amended and Restated Receivables Purchase
               Agreement, dated December 16, 2004, among, York International
               Corporation, York Receivables Funding LLC, The Members of Various
               Purchaser Groups from time to time party hereto, and The Bank of Tokyo-Mitsubishi, LTD., as administrator*

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