Form 10-Q
period 2005-09-30
YORK INTERNATIONAL CORP /DE/
filed 2005-11-08
CIK 842662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

                               Yes   X   No
                                   -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes   X   No
                                   -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes       No   X
                                   -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at November 8, 2005
            -----                                -------------------------------
Common Stock, par value $.005                           43,004,353 shares

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                      INDEX

                                                                              Page No.
                                                                              --------
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

           Condensed Consolidated Statements of Operations - (unaudited)
           Three Months and Nine Months Ended September 30, 2005 and 2004         3

           Condensed Consolidated Balance Sheets -
           September 30, 2005 (unaudited) and December 31, 2004                   4

           Condensed Consolidated Statements of Cash Flows - (unaudited)
           Nine Months Ended September 30, 2005 and 2004                          5

           Notes to Condensed Consolidated Financial Statements (unaudited)       6

   Item 2. Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                               20

   Item 3. Quantitative and Qualitative Disclosures About Market Risk            30

   Item 4. Controls and Procedures                                               30

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                                     31

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           31

   Item 3. Defaults Upon Senior Securities                                       31

   Item 4. Submission of Matters to a Vote of Security Holders                   31

   Item 5. Other Information                                                     31

   Item 6. Exhibits                                                              32

Signatures                                                                       33

Exhibit Index                                                                    34

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

                                                THREE MONTHS ENDED SEPT. 30,   NINE MONTHS ENDED SEPT. 30,
                                                ----------------------------   ---------------------------
                                                      2005         2004             2005          2004
                                                  -----------   ----------      -----------   -----------
Net sales:
   Products                                       $ 1,152,678   $1,038,893      $ 3,227,025   $ 2,976,999
   Services                                           140,127      120,381          399,071       343,350
                                                  -----------   ----------      -----------   -----------
      Net sales                                     1,292,805    1,159,274        3,626,096     3,320,349
Cost of goods sold:
   Products                                          (922,063)    (837,870)      (2,595,323)   (2,418,456)
   Services                                          (115,092)    (100,590)        (328,141)     (284,348)
                                                  -----------   ----------      -----------   -----------
      Cost of goods sold                           (1,037,155)    (938,460)      (2,923,464)   (2,702,804)
                                                  -----------   ----------      -----------   -----------
         Gross profit                                 255,650      220,814          702,632       617,545
Selling, general, and administrative expenses        (190,521)    (171,720)        (566,396)     (514,548)
Restructuring and other charges, net                  (13,036)          --          (14,962)           --
                                                  -----------   ----------      -----------   -----------
         Income from operations                        52,093       49,094          121,274       102,997
Interest expense, net                                 (12,494)     (10,947)         (36,024)      (31,880)
Equity in earnings of affiliates                        1,877        2,826            6,475         7,545
                                                  -----------   ----------      -----------   -----------
         Income before income taxes                    41,476       40,973           91,725        78,662
Provision for income taxes                            (26,687)      (9,628)         (40,257)      (12,468)
                                                  -----------   ----------      -----------   -----------
         Net income                               $    14,789   $   31,345      $    51,468   $    66,194
                                                  ===========   ==========      ===========   ===========
Basic earnings per share                          $      0.35   $     0.76      $      1.23   $      1.62
                                                  ===========   ==========      ===========   ===========

Diluted earnings per share                        $      0.34   $     0.75      $      1.21   $      1.59
                                                  ===========   ==========      ===========   ===========
Cash dividends per share                          $      0.20   $     0.20      $      0.60   $      0.60
                                                  ===========   ==========      ===========   ===========
Weighted average common shares and common
   equivalents outstanding:
         Basic                                         42,209       41,198           41,831        40,965
         Diluted                                       43,101       41,680           42,527        41,594

See accompanying notes to condensed consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands)

                                                         SEPT. 30, 2005   DECEMBER 31,
                                                           (UNAUDITED)        2004
                                                         --------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                               $   54,323      $   42,881
   Receivables, net                                           894,103         804,141
   Inventories:
      Raw material                                            157,909         167,089
      Work in progress                                        141,435         143,799
      Finished goods                                          327,388         304,243
                                                           ----------      ----------
         Total inventories                                    626,732         615,131
   Prepayments and other current assets                       148,302         144,489
                                                           ----------      ----------
      Total current assets                                  1,723,460       1,606,642
Deferred income taxes                                         137,617         152,259
Investments in affiliates                                      35,553          35,725
Property, plant, and equipment, net                           525,534         556,629
Goodwill                                                      527,575         542,851
Intangibles, net                                               34,230          39,357
Deferred charges and other assets                              62,829          76,952
                                                           ----------      ----------
      Total assets                                         $3,046,798      $3,010,415
                                                           ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of long-term debt     $   25,938      $   19,539
   Accounts payable and accrued expenses                    1,182,192       1,144,464
   Income taxes                                                49,136          40,829
                                                           ----------      ----------
      Total current liabilities                             1,257,266       1,204,832
Long-term warranties                                           46,843          49,379
Long-term debt                                                521,745         545,468
Postretirement and postemployment benefits                    202,822         226,213
Other long-term liabilities                                    90,508         105,660
                                                           ----------      ----------
      Total liabilities                                     2,119,184       2,131,552
Commitments and contingencies
Stockholders' equity                                          927,614         878,863
                                                           ----------      ----------
      Total liabilities and stockholders' equity           $3,046,798      $3,010,415
                                                           ==========      ==========

See accompanying notes to condensed consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

                                                                             NINE MONTHS ENDED
                                                                                  SEPT. 30,
                                                                           ---------------------
                                                                              2005        2004
                                                                           ---------   ---------
Cash flows from operating activities:
   Net income                                                              $  51,468   $  66,194
   Adjustments to reconcile net income to net
      Cash provided (used) by operating activities:
         Depreciation and amortization of property, plant, and equipment      58,090      52,919
         Amortization of deferred charges and intangibles                      3,784       2,630
         Provision for doubtful receivables                                    5,716       6,934
         Deferred income taxes                                                 1,318      (4,337)
         Loss on sale of property, plant, and equipment                        1,234       1,163
         Other                                                                 3,106      (5,374)
         Change in assets and liabilities net of effects from
            acquisitions and divestitures:
               Receivables, net                                             (140,844)   (114,594)
               Increase in the sale of receivables                            15,000          --
               Inventories                                                   (29,909)   (133,019)
               Prepayments and other current assets                           (1,361)     15,913
               Accounts payable and accrued expenses                          80,594     115,441
               Income taxes                                                    8,385     (18,117)
               Other long-term assets and liabilities                        (11,033)      1,988
                                                                           ---------   ---------
            Net cash provided (used) by operating activities                  45,548     (12,259)
                                                                           ---------   ---------
Cash flows from investing activities:
   Purchases of other companies, net of cash acquired                             --        (728)
   Capital expenditures                                                      (48,900)    (56,860)
   Proceeds from sale of property, plant, and equipment                        1,317       1,189
   Dividends received from affiliates                                          4,595       1,845
                                                                           ---------   ---------
            Net cash used by investing activities                            (42,988)    (54,554)
                                                                           ---------   ---------
Cash flows from financing activities:
   Net proceeds (payments) of short-term debt                                  6,256        (141)
   Net (payments) proceeds of other long-term debt                           (18,209)     58,838
   Common stock issued                                                        40,884      15,280
   Tax effect of options exercised                                             5,119       2,049
   Treasury stock purchases                                                       --         (74)
   Dividends paid                                                            (25,378)    (24,808)
                                                                           ---------   ---------
            Net cash provided by financing activities                          8,672      51,144
                                                                           ---------   ---------
Effect of exchange rate changes on cash and cash equivalents                     210        (210)
                                                                           ---------   ---------
            Net increase (decrease) in cash and cash equivalents              11,442     (15,879)
Cash and cash equivalents at beginning of period                              42,881      49,650
                                                                           ---------   ---------
Cash and cash equivalents at end of period                                 $  54,323   $  33,771
                                                                           =========   =========

See accompanying notes to condensed consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements (unaudited)

(1)  FINANCIAL STATEMENTS

     The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
     (SEC), and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. We believe the information presented is not misleading and the disclosures are adequate. In our opinion, the condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2005 and December 31, 2004, results of operations for the three and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004. Our results of operations for interim periods are not necessarily indicative of results expected for the full year.

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

     During the three months ended September 30, 2004, we retroactively adopted a new accounting standard related to the Medicare Prescription Drug, Improvement and Modernization Act of 2004. As a result, our condensed consolidated statement of operations for the three and nine months ended September 30, 2004 includes a reduction of expenses of $0.3 million and $1 million, respectively, from the impact of adoption as of January 1, 2004. See note 12 of Item 8. Financial Statements and Supplementary Data of our Form 10-K for the year ended December 31, 2004.

(2)  MERGER AGREEMENT WITH JOHNSON CONTROLS, INC

     On August 24, 2005, Johnson Controls, Inc. (JCI) and York International Corporation (York) announced that they entered into a definitive agreement under which JCI will acquire York for approximately $3.2 billion in cash, including the assumption of debt. The waiting period under the Hart-Scott-Rodino Act has expired. The proposed merger remains subject to satisfaction of certain conditions to closing and compliance with the covenants and agreements under the merger agreement, including, clearance by the Merger Registry of the European Commission, approval by York stockholders, the absence of a material adverse change with respect to York, representations and warranties under the merger agreement being true and correct as of the closing date (except where the failure of such representations and warranties to be true and correct would not have a material adverse effect on York), and the absence of any legal restraint preventing the merger. The proposed merger is expected to close in December 2005. If the merger agreement is terminated under certain circumstances, we may be required to pay a termination fee of $76 million to JCI.

(3)  STOCK-BASED COMPENSATION

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R). This standard addresses the accounting for share-based compensation in which we receive employee services in exchange for (a) our equity instruments or (b) liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of our equity instruments. Under the standard, companies are required to recognize compensation cost for share-based compensation issued to or purchased by employees, net of estimated forfeitures, under stock-based compensation plans using a fair-value-based method effective July 1, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 which provided further clarification on the implementation of SFAS 123R. On April 14, 2005, the SEC announced a deferral of the effective date of SFAS 123R for calendar year public companies until the beginning of 2006.

     As permitted by the standard, we early adopted SFAS 123R using the modified prospective method as of April 1, 2005. As a result, we began to recognize stock-based compensation cost, measured using the Black-Scholes option pricing model, for unvested stock options and our employee stock purchase plan beginning April 1, 2005. We recognized total stock-based compensation cost for all stock-based compensation awards, including restricted stock grants, of $5 million and $10.2 million in the three and nine months ended September 30, 2005, respectively, as compared to $1.2 million and $3.4 million for the three and nine months ended September 30, 2004.

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

                                                             NINE MONTHS ENDED
                                             THREE MONTHS        SEPT. 30,
                                           ENDED SEPT. 30,   -----------------
                                                 2004          2005      2004
                                           ---------------   -------   -------
Net income - as reported                        $31,345      $51,468   $66,194
Add: Stock-based employee compensation
   expense included in reported net
   income, net of related tax effects               774        6,134     2,115
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method for all
   awards, net of related tax effects            (1,951)      (7,181)   (5,148)
                                                -------      -------   -------
Pro forma net income                            $30,168      $50,421   $63,161
                                                =======      =======   =======
Earnings per share:
   Basic - as reported                          $  0.76      $  1.23   $  1.62
   Basic - pro forma                               0.73         1.21      1.54
   Diluted - as reported                           0.75         1.21      1.59
   Diluted - pro forma                             0.73         1.19      1.52

     Since the determination of fair value of all stock options granted includes variable factors, including volatility, and additional stock option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects on reported net income and earnings per share for future periods.

(4)  RECEIVABLES, NET

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

     In accordance with the facility, YRFLLC has sold $150 million and $135 million of an undivided interest in trade receivables as of September 30, 2005 and December 31, 2004, respectively. The proceeds from the sale were reflected as a reduction of net receivables reflected in our condensed consolidated balance sheets as of September 30, 2005 and December 31, 2004. The discount rate on trade receivables sold was 3.77% and 2.38% as of September 30, 2005 and December 31, 2004, respectively. The program fee on trade receivables sold was 0.4% as of September 30, 2005 and December 31, 2004.

(5)  GOODWILL

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2005, by segment, are as follows (in thousands):

                                                       FOREIGN
                                     BALANCE AS OF     CURRENCY     BALANCE AS OF
                                     DEC. 31, 2004   FLUCTUATION   SEPT. 30, 2005
                                     -------------   -----------   --------------
Global Applied:
   Americas                             $ 93,153      $    469        $ 93,622
   Europe, Middle East, and Africa       143,369       (17,029)        126,340
   Asia                                  109,576         1,284         110,860
                                        --------      --------        --------
                                         346,098       (15,276)        330,822
Unitary Products Group                   140,440            --         140,440
Bristol Compressors                       56,313            --          56,313
                                        --------      --------        --------
                                        $542,851      $(15,276)       $527,575
                                        ========      ========        ========

(6)  INTANGIBLES, NET

     The following table summarizes the major intangible asset classes subject to amortization included in our condensed consolidated balance sheets as of September 30, 2005 and December 31, 2004 (in thousands):

                             GROSS CARRYING    ACCUMULATED   NET CARRYING
                                 AMOUNT       AMORTIZATION      AMOUNT
                             --------------   ------------   ------------
September 30, 2005
Trade names and trademarks       $40,315         $ 8,468        $31,847
Other                              4,391           2,008          2,383
                                 -------         -------        -------
                                 $44,706         $10,476        $34,230
                                 =======         =======        =======
December 31, 2004
Trade names and trademarks       $45,593         $ 8,428        $37,165
Other                              3,679           1,487          2,192
                                 -------         -------        -------
                                 $49,272         $ 9,915        $39,357
                                 =======         =======        =======

     Amortization expense for trade names and trademarks and other intangible assets for the three and nine months ended September 30, 2005 was $0.6 million and $1.7 million, respectively. For the three and nine months ended September 30, 2004, amortization expense for trade names and trademarks and other intangible assets was $0.4 million and $1.2 million, respectively.

     The following table estimates the amount of amortization expense for trade names and trademarks and other intangible assets for the remainder of 2005 and each of the fiscal years indicated (in thousands):

2005 (October 1 - December 31)   $   857
2006                               1,950
2007                               1,747
2008                               1,576
2009                               1,466
Thereafter                        26,634
                                 -------
                                 $34,230
                                 =======

(7)  NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt consist of (in thousands):

                                                        SEPT. 30,   DEC. 31,
                                                           2005       2004
                                                        ---------   --------
Notes payable and current portion of long-term debt:
   Bank loans (primarily foreign currency)              $ 22,467    $ 16,211
   Current portion of long-term debt                       3,471       3,328
                                                        --------    --------
      Total                                             $ 25,938    $ 19,539
                                                        ========    ========
Long-term debt:
   Domestic bank lines at an average rate of 4.00% in
      2005 and 2.11% in 2004                            $ 14,000    $ 31,850
   Senior notes, 6.625% interest, due August 2006        200,000     200,000
   Senior notes, 6.7% interest, due June 2008            200,000     200,000
   Senior notes, 5.8% interest, due November 2012        100,000     100,000
   Other (primarily foreign bank loans) at an average
      rate of 5.32% in 2005 and 5.99% in 2004             11,216      16,946
                                                        --------    --------
         Total                                           525,216     548,796
Less current portion                                      (3,471)     (3,328)
                                                        --------    --------
Noncurrent portion                                      $521,745    $545,468
                                                        ========    ========

     The domestic bank lines and the senior notes due August 2006, are classified as long-term, as they are supported by our Five Year Credit Agreement.

     The following table summarizes the terms of our lines of credit (in thousands):

                      LIMIT            AVAILABILITY (A)
              --------------------   --------------------
              SEPT. 30,   DEC. 31,   SEPT. 30,   DEC. 31,               BORROWING   ANNUAL
                 2005       2004        2005       2004      EXPIRES     RATE (B)     FEE
              ---------   --------   ---------   --------   ---------   ---------   ------
Five Year
Credit                                                       June 30,    LIBOR +
Agreement      $700,000   $     --    $700,000   $     --      2010       0.600%     0.15%

Five Year
Credit                                                       May 29,     LIBOR +
Agreement            --    400,000          --    400,000      2006      1.175%      0.20%

364-Day
Credit                                                      March 11,    LIBOR +
Agreement            --    200,000          --    200,000      2006      0.630%      0.15%

Domestic                                                     Uncom-
bank lines      175,000    160,000     161,000    128,150     mitted     Various       --

Non-U.S.
bank credit                                                  Uncom-
facilities      456,440    443,247     293,908    295,544     mitted     Various       --

(a) Availability is reduced for outstanding borrowings and bank guarantee and letters of credit usage.

(b) The one-month LIBOR (London Interbank Offering Rate) rate was 3.88% and 2.38% as of September 30, 2005 and December 31, 2004, respectively.

     During the second quarter of 2005, we terminated the $400 million Five Year Credit Agreement and the 364-Day Credit Agreement, and replaced them with the $700 million Five Year Credit Agreement. The $700 million Five Year Credit Agreement contains financial covenants requiring us to maintain certain financial ratios and standard provisions limiting leverage and liens. We were in compliance with the financial covenants as of September 30, 2005. Additionally, our $400 million Five Year Credit Agreement and our 364-Day Credit Agreement contained financial covenants, which we were in compliance with as of December 31, 2004.

(8)  POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

     PENSION PLANS

     Net periodic benefit cost includes the following components (in thousands):

                                           THREE MONTHS ENDED SEPT. 30,   NINE MONTHS ENDED SEPT. 30,
                                           ----------------------------   ---------------------------
                                                  2005      2004                2005       2004
                                                -------   --------            --------   --------
Components of net periodic benefit cost:
   Service cost                                 $ 3,507   $  3,053            $ 10,485   $  9,196
   Interest cost                                  8,398      8,234              25,787     24,657
   Expected return on plan assets                (9,602)   (10,160)            (29,049)   (30,484)
   Amortization of prior service cost               595        563               1,786      1,685
   Amortization of net loss                       1,044        677               3,210      2,009
   Curtailments                                      --         --                 680         --
   Settlement and other                              --         --                  --      1,049
                                                -------   --------            --------   --------
Net periodic benefit cost                       $ 3,942   $  2,367            $ 12,899   $  8,112
                                                =======   ========            ========   ========

     We previously disclosed in our consolidated financial statements for the year ended December 31, 2004 that we expected to contribute $11.8 million to our pension plans in 2005. As of September 30, 2005, $12.3 million of contributions have been made. We currently anticipate contributing an additional $1.7 million to fund our plans in 2005 for a total of $14 million.

     DEFINED CONTRIBUTION PLANS

     Certain U.S. employees participate in a defined contribution plan. We contribute a cash amount to the plan on an annual basis, based on the employees' eligible earnings, vesting service, and age. In the first quarter of 2005, we made our first annual contribution of $9.7 million. We recorded expense of approximately $2.4 million and $7.7 million related to the plan in the three and nine months ended September 30, 2005, respectively, and $2.1 million and $7.3 million related to the plan in the three and nine months ended September 30, 2004, respectively.

     Certain employees participate in various other investment plans. Under the plans, the employees may voluntarily contribute a percentage of their compensation. We contribute a cash amount based on the participants' contributions. Our contributions to the plans were approximately $1.2 million and $3.4 million in the three and nine months ended September 30, 2005, respectively, and $0.7 million and $2.4 million in the three and nine months ended September 30, 2004, respectively. We recorded expense of approximately $1.2 million and $3.4 million related to the plans in the three and nine months ended September 30, 2005, respectively, and $1 million and $3.1 million related to the plans in the three and nine months ended September 30, 2004, respectively.

     POSTRETIREMENT HEALTH AND LIFE INSURANCE PLANS

     Net periodic benefit cost includes the following components (in thousands):

                                           THREE MONTHS ENDED SEPT. 30,   NINE MONTHS ENDED SEPT. 30,
                                           ----------------------------   ---------------------------
                                                  2005      2004                 2005      2004
                                                -------   -------              -------   -------
Components of net periodic benefit cost:
   Service cost                                 $   280   $   337              $   996   $ 1,012
   Interest cost                                  1,549     1,861                5,263     5,588
   Amortization of prior service cost            (1,365)   (1,365)              (4,095)   (4,095)
   Amortization of net loss                         625       780                2,539     2,338
                                                -------   -------              -------   -------
Net periodic benefit cost                       $ 1,089   $ 1,613              $ 4,703   $ 4,843
                                                =======   =======              =======   =======

     We previously disclosed in our consolidated financial statements for the year ended December 31, 2004 that we expected to contribute $7.5 million to our postretirement health and life insurance plans in 2005. As of September 30, 2005, $5.8 million of contributions have been made. We currently anticipate contributing an additional $1.9 million in the remainder of 2005 for a total 2005 contribution of $7.7 million.

(9)  COMMITMENTS AND CONTINGENCIES

     Guarantees and Warranties

     We issue various types of guarantees in the normal course of business. As of September 30, 2005, we have the following guarantees outstanding (in thousands):

Standby letters of credit and surety bonds   $ 90,385
Performance guarantees                        178,093
Commercial letters of credit                    7,890
Guarantee of affiliate debt                    30,000

     Changes in our warranty liabilities for the three and nine months ended September 30, 2005 are as follows (in thousands):

   BALANCE       PAYMENTS    ACCRUALS FOR       BALANCE
    AS OF       MADE UNDER    WARRANTIES         AS OF
JUNE 30, 2005   WARRANTIES      ISSUED      SEPT. 30, 2005
-------------   ----------   ------------   --------------
   $115,927       $21,990       $21,097        $115,034

   BALANCE       PAYMENTS    ACCRUALS FOR       BALANCE
    AS OF       MADE UNDER    WARRANTIES         AS OF
DEC. 31, 2004   WARRANTIES      ISSUED      SEPT. 30, 2005
-------------   ----------   ------------   --------------
   $121,211       $66,753       $60,576        $115,034

     Warranties include standard warranties and extended warranty contracts sold to customers to increase the warranty period beyond the standard period. Extended warranty contracts sold are reflected as accruals for warranties issued and amortized revenue is reflected as payments made under warranties in the above table.

     During the second quarter of 2004, we finalized field and factory testing to investigate failures found in heat exchangers of certain sealed combustion gas furnaces used in the manufactured housing industry. We found that installation and application factors combined with component part variation can result in excessive heat exchanger temperatures, which may contribute to failures in certain furnace models manufactured in the years 1995 to 2000. We no longer produce these furnace models and our program for remediation has been approved by the U.S. Consumer Product Safety Commission. As a result, we recorded a $20 million warranty charge to cost of goods sold for the Unitary Products Group furnace inspection and remediation program in the second quarter of 2004. The $20 million warranty charge represents our best estimate of inspection and repair costs within a reasonable estimated range of $18 million and $23 million. Repair cost estimates are mainly comprised of the expected cost of repair kits or new heat exchangers and installation labor. Our estimates are based upon the projected number of furnace units to be serviced (find rate), current repair costs, and the estimated number of furnace units requiring repair. Differences between estimated and actual find rate, costs to manufacture and install repair kits or heat exchangers, and number of furnace units that require repair could have a significant impact on our consolidated results of operations. We began to manufacture replacement parts and repair furnaces in the third quarter of 2004 and expect to complete the program by the end of 2006. Repair activity of $2.2 million and $9.1 million was charged against the reserve during the three and nine months ended September 30, 2005, respectively. For the entire program to date we have charged $14.5 million against the reserve. Repair activity in the third quarter of 2004 was minimal.

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

     We have recorded a liability of $2.8 million and $2.3 million for the estimated loss for known open asbestos-related claims as of September 30, 2005 and December 31, 2004, respectively, and a receivable of $2.4 million and $1.9 million for estimated recoveries from our insurance carriers as of September 30, 2005 and December 31, 2004, respectively.

     The following table presents a summary of asbestos-related claims activity for the three and nine months ended September 30, 2005 and 2004:

                                    THREE MONTHS ENDED SEPT. 30,   NINE MONTHS ENDED SEPT. 30,
                                    ----------------------------   ---------------------------
                                             2005   2004                   2005   2004
                                             ----   ----                   ----   ----
Open claims - beginning of period            601    506                    603    427
New claims filed                              42     42                    121    132
Claims settled                                --     (1)                    (7)    (7)
Claims dismissed                              (4)    (5)                   (78)   (10)
                                             ---    ---                    ---    ---
Open claims - end of period                  639    542                    639    542
                                             ===    ===                    ===    ===

     Settlement costs for the nine months ended September 30, 2005, were $228 thousand. Settlement costs for the three and nine months ended September 30, 2004 were $600 thousand and $723 thousand, respectively. Our average settlement cost per claim settled was $33 thousand for the nine months ended September 30, 2005. For the three months ended September 30, 2004, we had one settlement for $600 thousand and for the nine months ended September 30, 2004 an average settlement cost per claim settled of $103 thousand. The claim settled during the third quarter of 2004 is not indicative of settlement costs we have historically incurred.

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

(10) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

     Recognized gains or losses included in cost of goods sold due to discontinued currency and commodity cash flow hedges for the three and nine months ended September 30, 2005 and 2004 were immaterial.

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

     As of September 30, 2005, we forecasted that $2.2 million of net losses in accumulated other comprehensive losses will be reclassified into earnings within the next twelve months.

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

     As of September 30, 2005, we forecasted that $19.3 million of net gains in accumulated other comprehensive losses will be reclassified into earnings within the next twelve months.

     Interest Rate Hedging

     We manage our interest rate risk by entering into both fixed and variable rate debt. In addition, we enter into interest rate swap contracts in order to achieve a balanced mix of fixed and variable rate indebtedness.

     As of September 30, 2005, we had interest rate swap contracts to pay variable interest, based on the six-month LIBOR rate, and receive a blended fixed rate of interest of 6.213% on a notional amount of $200 million ($100 million related to senior notes due August 2006 and $100 million related to senior notes due November 2012). As of September 30, 2005, the fair value of these swap contracts was an unrealized gain of $3.1 million. We have designated our outstanding interest rate swap contracts as fair value hedges of underlying fixed rate debt obligations. The fair value of these contracts is recorded in other long-term assets or liabilities with a corresponding increase or decrease in the fixed rate debt obligations. The change in fair values of both the fair value hedge instruments and the underlying debt obligations are recorded as equal and offsetting unrealized gains and losses in the net interest expense component of the condensed consolidated statements of operations. All existing fair value hedges are determined to be 100% effective under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. As a result, there is no impact on current earnings resulting from hedge ineffectiveness.

(11) COMPREHENSIVE INCOME

     Comprehensive income is determined as follows (in thousands):

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                      SEPT. 30,            SEPT. 30,
                                                 ------------------   ------------------
                                                    2005      2004      2005       2004
                                                  -------   -------   --------   -------
Net income                                        $14,789   $31,345   $ 51,468   $66,194
Other comprehensive income:
   Foreign currency translation adjustment          3,254     8,034    (30,140)   (4,567)
   Cash flow hedges:
      Reclassification adjustment, net of tax       3,602     1,947      1,396     5,384
      Net derivative (loss) income, net of tax       (545)      795     (4,215)   (3,321)
   Available for sale securities, net of tax            7        45         36        47
                                                  -------   -------   --------   -------
Comprehensive income                              $21,107   $42,166   $ 18,545   $63,737
                                                  =======   =======   ========   =======

(12) STOCKHOLDERS' EQUITY

     The following table summarizes our stockholders' equity as of September 30, 2005 and December 31, 2004 (in thousands, except per share data):

                                                              SEPT. 30,   DECEMBER 31,
                                                                 2005         2004
                                                              ---------   ------------
Common stock $.005 par value; 200,000 shares authorized;
   issued 47,101 shares at September 30, 2005 and
   46,666 shares at December 31, 2004                         $     236    $     233
Additional paid-in capital                                      765,030      743,790
Retained earnings                                               373,699      347,609
Accumulated other comprehensive losses                          (58,825)     (25,902)
Treasury stock, at cost; 4,156 shares at September 30, 2005
   and 4,895 shares at December 31, 2004                       (152,526)    (179,943)
Unearned compensation                                                --       (6,924)
                                                              ---------    ---------
Total stockholders' equity                                    $ 927,614    $ 878,863
                                                              =========    =========

     As required by SFAS 123R, unearned compensation was reversed against additional paid-in capital above as of April 1, 2005.

(13) EARNINGS PER SHARE

     Net income as set forth in our condensed consolidated statements of operations is used in the computation of basic and diluted earnings per share information. Reconciliations of shares used in the computations of earnings per share are as follows (in thousands):

                                           THREE MONTHS ENDED   NINE MONTHS ENDED
                                                SEPT. 30,           SEPT. 30,
                                           ------------------   -----------------
                                              2005     2004       2005     2004
                                             ------   ------     ------   ------
Weighted average common shares
   outstanding used in the computation
   of basic earnings per share               42,209   41,198     41,831   40,965
Effect of dilutive securities:
   Non-vested restricted shares                 315      151        244      168
   Stock options                                577      331        452      461
                                             ------   ------     ------   ------
Weighted average common shares and
   equivalents used in the computation
   of diluted earnings per share             43,101   41,680     42,527   41,594
                                             ======   ======     ======   ======
Stock options not included in the
   earnings per share computation
   as their effect would have been anti-
   dilutive                                      --    2,440        542    1,800
                                             ======   ======     ======   ======
Contingently issuable shares not
   included in the earnings per share
   computation                                  229       10        229       10
                                             ======   ======     ======   ======

(14) SEGMENT INFORMATION

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

     General corporate expenses and charges and other expenses are not allocated to the individual segments for management reporting purposes. General corporate expenses include certain incentive compensation, pension, medical and insurance costs; corporate administrative costs; development costs for information technology applications and infrastructure; the $20 million warranty charge recorded in 2004 as discussed in Note 9; restructuring charges recorded in 2005; LIFO and intercompany profit elimination provisions; and other corporate costs. Non-allocated assets primarily consist of prepaid pension benefit cost, net deferred tax assets, LIFO inventory reserves, and other corporate assets. For management reporting purposes, intersegment sales are recorded on a cost-plus or market price basis. Business segment management compensation is based on segment earnings before interest and taxes, segment earnings before interest and taxes as a percentage of segment sales, segment return on net capital employed, and consolidated earnings per share and cash flows.

     During the third quarter ended September 30, 2005, we moved a portion of our operations within India from the Asia segment to the EMEA segment. Certain reclassifications have been made to the 2004 operating results and assets by segment to conform to the 2005 presentation.

     The table below represents our operating results and assets by segment (in thousands):

                                           THREE MONTHS ENDED        NINE MONTHS ENDED
                                               SEPT. 30,                 SEPT. 30,
                                        -----------------------   -----------------------
                                           2005         2004         2005         2004
                                        ----------   ----------   ----------   ----------
Net sales:
   Global Applied:
      Americas                          $  453,300   $  379,335   $1,309,085   $1,106,558
      Europe, Middle East, and Africa      392,703      385,197    1,123,507    1,069,686
      Asia                                 172,761      175,947      488,932      440,274
      Intragroup sales                     (62,797)     (62,981)    (212,224)    (167,165)
                                        ----------   ----------   ----------   ----------
                                           955,967      877,498    2,709,300    2,449,353
   Unitary Products Group                  281,509      227,878      761,720      666,384
   Bristol Compressors                     110,493      100,483      320,003      352,926
   Eliminations(1)                         (55,164)     (46,585)    (164,927)    (148,314)
                                        ----------   ----------   ----------   ----------
                                        $1,292,805   $1,159,274   $3,626,096   $3,320,349
                                        ==========   ==========   ==========   ==========
   (1)Eliminations include the
      following intersegment
      sales:
   Global Applied                       $     (447)  $     (605)  $   (1,743)  $   (1,742)
   Unitary Products Group                  (17,440)     (15,274)     (58,956)     (47,089)
   Bristol Compressors                     (37,277)     (30,706)    (104,228)     (99,483)
                                        ----------   ----------   ----------   ----------
   Eliminations                         $  (55,164)  $  (46,585)  $ (164,927)  $ (148,314)
                                        ==========   ==========   ==========   ==========
Income from operations:
   Global Applied:
      Americas                          $   24,471   $   11,457   $   55,549   $   36,456
      Europe, Middle East, and Africa       21,118       12,050       31,999       26,833
      Asia                                  13,722       20,867       40,190       52,331
                                        ----------   ----------   ----------   ----------
                                            59,311       44,374      127,738      115,620
   Unitary Products Group                   37,141       24,859       81,589       67,076
   Bristol Compressors                      (1,801)         187       10,417        8,507
   General corporate expenses,
      eliminations, and other
      non-allocated items                  (42,558)     (20,326)     (98,470)     (88,206)
                                        ----------   ----------   ----------   ----------
                                            52,093       49,094      121,274      102,997
                                        ----------   ----------   ----------   ----------
Interest expense, net                      (12,494)     (10,947)     (36,024)     (31,880)
                                        ----------   ----------   ----------   ----------
Equity in earnings of affiliates:
   Global Applied:
      Europe, Middle East, and Africa        1,247        1,708        4,482        4,798
      Asia                                     311          355        1,036          808
                                        ----------   ----------   ----------   ----------
                                             1,558        2,063        5,518        5,606
   Bristol Compressors                         319          763          957        1,939
                                        ----------   ----------   ----------   ----------
                                             1,877        2,826        6,475        7,545
                                        ----------   ----------   ----------   ----------
Income before income taxes                  41,476       40,973       91,725       78,662
Provision for income
   taxes                                   (26,687)      (9,628)     (40,257)     (12,468)
                                        ----------   ----------   ----------   ----------
Net income                              $   14,789   $   31,345   $   51,468   $   66,194
                                        ==========   ==========   ==========   ==========

                                                 SEPT. 30, 2005   DEC. 31, 2004
                                                 --------------   -------------
Total assets:
   Global Applied:
   Americas                                        $  841,585      $  774,015
   Europe, Middle East, and Africa                    977,465       1,035,056
   Asia                                               548,478         508,735
   Eliminations and other non-allocated assets       (178,496)       (205,975)
                                                   ----------      ----------
                                                    2,189,032       2,111,831
Unitary Products Group                                489,236         438,933
Bristol Compressors                                   245,554         242,473
Eliminations and other non-allocated assets           122,976         217,178
                                                   ----------      ----------
                                                   $3,046,798      $3,010,415
                                                   ==========      ==========

(15) CHARGES TO OPERATIONS

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

     During the first half of 2005, charges included severance related to the closure of under performing businesses in Germany and Holland that served local fishery markets and the closure of a compressor remanufacturing facility in the Americas.

     During the third quarter of 2005, we announced restructuring actions within EMEA to support the implementation of our new geographic organization in Europe, moving from a country driven organization to a pan-European business. The actions began in the third quarter of 2005 and are expected to be fully implemented by March 2007. Approximately $100 million of pre-tax expenses will be charged to the consolidated statement of operations over the next seven quarters ($75 million cash; $25 million non-cash). These actions include the closure of an air conditioning product factory in the United Kingdom, as well as the downsizing of a manufacturing facility in Denmark, and several sales and services offices throughout Europe.

     In the three and nine months ended September 30, 2005, we incurred costs by segment as follows (in thousands):

                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                            SEPT. 30, 2005       SEPT. 30, 2005
                                          ------------------   -----------------
By Segment:
Global Applied:
   Americas                                    $    --              $    97
   Europe, Middle East, and Africa              13,687               15,516
                                               -------              -------
Total charges to operations, net                13,687               15,613
Charges reflected in cost of goods sold           (651)                (651)
                                               -------              -------
Restructuring and other charges, net           $13,036              $14,962
                                               =======              =======

     Detail of activity relating to the 2003, 2004, and 2005 initiatives in the nine months ended September 30, 2005 is as follows (in thousands):

                                         ACCRUALS
                                       ESTABLISHED    UTILIZED
                                         IN NINE      IN NINE
                                          MONTHS       MONTHS     REMAINING
                          ACCRUALS AT     ENDED        ENDED     ACCRUALS AT
                            DEC. 31,    SEPT. 30,    SEPT. 30,    SEPT. 30,
                              2004         2005         2005         2005
                          -----------  -----------   ---------   -----------
Severance                    $6,326      $14,230       $5,309      $15,247
Contractual obligations       2,730           19          428        2,321
Other                             7           65            7           65
                             ------      -------       ------      -------
                             $9,063      $14,314       $5,744      $17,633
                             ======      =======       ======      =======

(16) NEW AND PROPOSED ACCOUNTING STANDARDS

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

     In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of SFAS No. 143, "Accounting for Asset Retirement Obligations." This interpretation addresses the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and or method of settlement are conditional on a future event. This interpretation is effective December 31, 2005. The impact of this interpretation to our condensed consolidated financial statements is not expected to materially impact our condensed consolidated financial statements.

     In July 2005, the FASB issued Proposed Interpretation, "Accounting for Uncertain Tax Positions," an interpretation of SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). This proposed interpretation clarifies the accounting for uncertain tax positions in accordance with SFAS 109 by requiring companies to recognize, in their financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained under audit based solely on the technical merits of the position. In evaluating whether the probable recognition threshold has been met, the proposed interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The proposed standard further defines probable as the definition in SFAS No. 5, "Accounting for Contingencies." The proposed interpretation is currently expected to be issued in the first quarter of 2006. The impact of this interpretation to our condensed consolidated financial statements is not presently known.

                         PART I - FINANCIAL INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

MERGER AGREEMENT

On August 24, 2005, Johnson Controls, Inc. (JCI) and York International Corporation (York) announced that they entered into a definitive agreement under which JCI will acquire York for approximately $3.2 billion in cash, including the assumption of debt. The waiting period under the Hart-Scott-Rodino Act has expired. The proposed merger remains subject to satisfaction of certain conditions to closing and compliance with the covenants and agreements under the merger agreement, including clearance by the Merger Registry of the European Commission, approval by York stockholders, the absence of a material adverse change with respect to York, representations and warranties under the merger agreement being true and correct as of the closing date (except where the failure of such representations and warranties to be true and correct would not have a material adverse effect on York), and the absence of any legal restraint preventing the merger. The proposed merger is expected to close in December 2005. If the merger agreement is terminated under certain circumstances, we may be required to pay a termination fee of $76 million to JCI. We have incurred $1.2 million in merger-related costs during the third quarter and first nine months of 2005.

CONSOLIDATED OPERATIONS

                                     THREE MONTHS ENDED SEPT. 30,
                                     ----------------------------    DOLLAR    PERCENT
                                          2005         2004          CHANGE    CHANGE
                                       ----------   ----------      --------   -------
(in thousands, except percentages)
U.S. sales                             $  564,838   $  501,848      $ 62,990    12.6%
Non-U.S. sales                            727,967      657,426        70,541    10.7%
                                       ----------   ----------      --------
   Net sales                            1,292,805    1,159,274       133,531    11.5%
Gross profit                              255,650      220,814        34,836    15.8%
Gross profit %                               19.8%        19.0%

                                     NINE MONTHS ENDED SEPT. 30,
                                     ---------------------------    DOLLAR    PERCENT
                                          2005         2004         CHANGE     CHANGE
                                       ----------   ----------     --------   -------
(in thousands, except percentages)
U.S. sales                             $1,644,567   $1,478,215     $166,352    11.3%
Non-U.S. sales                          1,981,529    1,842,134      139,395     7.6%
                                       ----------   ----------     --------
   Net sales                            3,626,096    3,320,349      305,747     9.2%
Gross profit                              702,632      617,545       85,087    13.8%
Gross profit %                               19.4%        18.6%

In the third quarter of 2005, our revenue growth was primarily a result of increased equipment volume (excluding equipment sold through our service business) and selling price increases in Americas, Unitary Products Group (UPG) and Bristol Compressors; improvements in our Global Applied service business (consisting of service, parts, and replacement equipment) of $41.4 million; and the net strengthening of foreign currencies of $9.7 million. These increases were partially offset by reduced equipment volume in Europe and Asia. In the first nine months of 2005, our revenue growth was mainly attributable to increased equipment volume (excluding equipment sold through our service business) and selling price increases in Global Applied and UPG; strong service business growth of $119.6 million; and the net strengthening of foreign currencies of $56.3 million; partially offset by reduced equipment volume at Bristol Compressors and in Europe. Our domestic revenue grew at a faster rate than international revenue due to increased U.S. service business volume and lower shipments to international customers from Bristol Compressors.

Overall, gross profit for the third quarter and the first nine months ended improved as compared to 2004 mainly due to selling price increases in excess of raw material and component cost increases in Americas, EMEA, and UPG; the $20 million warranty charge in 2004 for the UPG furnace remediation program recorded to cost of goods sold; and volume improvements in Global Applied. These improvements were partially offset by lower equipment volume and pricing pressures in China. In 2005, we expect incremental raw material and component cost increases of $100 million above 2004 levels, without considering realization of selling price increases. For the first nine months, our selling price increases have more than offset our cost increases. We expect this to continue in the fourth quarter.

Order Backlog

                                          SEPTEMBER 30,
                                     -----------------------    DOLLAR    PERCENT
                                        2005         2004       CHANGE     CHANGE
                                     ----------   ----------   --------   -------
(in thousands, except percentages)
Global Applied:
   Americas                          $  472,764   $  439,940   $ 32,824      7.5%
   Europe, Middle East, and Africa      620,713      545,807     74,906     13.7%
   Asia                                 118,846      116,407      2,439      2.1%
                                     ----------   ----------   --------
                                      1,212,323    1,102,154    110,169     10.0%
Unitary Products Group                  124,471       58,581     65,890    112.5%
Bristol Compressors                      87,843       39,836     48,007    120.5%
                                     ----------   ----------   --------
      Total                          $1,424,637   $1,200,571   $224,066     18.7%


Order backlog increased in Global Applied due to strong orders in Latin America and the Middle East. UPG and Bristol backlog increases are due to increased orders for 10 SEER products by customers in anticipation of the 13 SEER efficiency requirements effective January 2006.

                                             THREE MONTHS ENDED SEPT. 30,
                                             ----------------------------    DOLLAR   PERCENT
                                                    2005       2004          CHANGE    CHANGE
                                                  --------   --------       -------   -------
(in thousands, except percentages)
Selling, general, and administrative
   (SG&A) expenses                                $190,521   $171,720       $18,801    10.9%
SG&A as a % of net sales                              14.7%      14.8%

Restructuring and other charges, net                13,036         --        13,036     n/m

Income from operations                              52,093     49,094         2,999     6.1%
Income from operations as a % of net sales             4.0%       4.2%

                                             NINE MONTHS ENDED SEPT. 30,
                                             ---------------------------    DOLLAR    PERCENT
                                                   2005       2004          CHANGE     CHANGE
                                                 --------   --------       -------    -------
(in thousands, except percentages)
Selling, general, and administrative
   (SG&A) expenses                               $566,396   $514,548       $51,848     10.1%
SG&A as a % of net sales                             15.6%      15.5%

Restructuring and other charges, net               14,962         --        14,962      n/m

Income from operations                            121,274    102,997        18,277     17.7%
Income from operations as a % of net sales            3.3%       3.1%

n/m - not meaningful

The net strengthening of foreign currencies increased our SG&A expenses $0.9 million and $8.8 million in the third quarter and first nine months of 2005, respectively. The increase was also attributable to increased incentive compensation costs of $7.1 million and $6.9 million in the third quarter and first nine months of 2005, respectively. Higher selling and marketing costs related to equipment volume gains and investments in product development, mostly in Global Applied, contributed to the remaining increase.

During the third quarter of 2005, we announced restructuring actions within EMEA to support the implementation of our new geographic organization in Europe, moving from a country driven organization to a pan-European business. The actions began in the third quarter of 2005 and are expected to be fully implemented by March 2007. Approximately $100 million of pre-tax expenses will be charged to the consolidated statement of operations over the next seven quarters ($75 million cash; $25 million non-cash). These actions include the closure of an air conditioning product factory in the United Kingdom, as well as the downsizing of a manufacturing facility in Denmark, and several sales and services offices throughout Europe. In addition to these actions, during the first nine months, we recorded additional restructuring charges related to the closure of under performing businesses in Germany and Holland that served the local fishery markets and the closure and consolidation of one compressor remanufacturing facility in the Americas.

                                       THREE MONTHS ENDED SEPT. 30,
                                       ----------------------------    DOLLAR   PERCENT
                                               2005     2004           CHANGE    CHANGE
                                             -------   ------         -------   -------
(in thousands, except percentages)
Interest expense, net                        $12,494  $10,947        $  1,547    14.1%
Equity in the earnings of affiliates           1,877    2,826            (949)  (33.6)%
Provision for income taxes                    26,687    9,628          17,059   177.2%
Net income                                    14,789   31,345         (16,556)  (52.8)%

                                       NINE MONTHS ENDED SEPT. 30,
                                       ---------------------------    DOLLAR   PERCENT
                                              2005      2004          CHANGE    CHANGE
                                            -------   -------        -------   -------
(in thousands, except percentages)
Interest expense, net                       $36,024   $31,880        $ 4,144    13.0%
Equity in the earnings of affiliates          6,475     7,545         (1,070)  (14.2)%
Provision for income taxes                   40,257    12,468         27,789   222.9%
Net income                                   51,468    66,194        (14,726)  (22.2)%

The increase in interest expense resulted mainly from higher average borrowing rates.

The decrease in equity in the earnings of affiliates was primarily the result of decreased earnings at Scroll Technologies and Clima Roca, partially offset by increases in other affiliates.

The income tax provision of $26.7 million and $40.3 million in the third quarter and first nine months of 2005, respectively, and the tax provision of $9.6 million and $12.5 million in the third quarter and first nine months of 2004, respectively, relate to both U.S. and non-U.S. operations. The effective tax rates were 64.3% and 23.5% in the third quarter of 2005 and 2004, respectively, and 43.9% and 15.9% in the first nine months of 2005 and 2004, respectively.

The 2005 income tax provisions were higher than the U.S. statutory rate of 35% primarily due to income tax expense recorded in the third quarter of $10.6 million in connection with the planned repatriation of $220 million of foreign earnings under the American Jobs Creation Act of 2004 (AJCA) and certain foreign restructuring actions recorded in the third quarter that generate no tax benefit. These increases were offset by pre-tax earnings in non-U.S. jurisdictions where statutory rates are less than 35%, export incentives, and research and development credits. The third quarter 2004 income tax provision was lower than the U.S. statutory rate of 35% primarily due to pre-tax earnings in non-U.S. jurisdictions where income is taxed at rates that are less than 35%. The income tax provision for the first nine months of 2004 was lower than the U.S. statutory rate of 35% primarily due to pre-tax earnings in non-U.S. jurisdictions where income is taxed at rates that are less than 35%; the favorable impact of the settlement of prior years' tax returns (tax benefit of $8.2 million) partially offset by deferred tax adjustments (tax expense of $5.6 million); and a 39.8% tax benefit associated with the $20 million warranty charge for the Unitary Products Group furnace inspection and remediation program. The increase in the effective tax rate during the third quarter and first nine months of 2005 as compared to the third quarter and first nine months of 2004 is attributable to the tax liability recorded in the third quarter 2005 related to the planned repatriation pursuant to the AJCA, a different geographical distribution of earnings, and certain foreign restructuring actions recorded in the third quarter that generate no tax benefit.

On October 22, 2004, the AJCA was signed into law in the United States. The AJCA includes a temporary deduction from U.S. taxable income of 85% of certain foreign earnings that are repatriated to the United States, as defined in the AJCA. The Financial Accounting Standards Board's issuance of Staff Position No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings for purposes of applying Statement of Financial Accounting Standards (SFAS) No. 109. During the quarter ended September 30, 2005, we completed our evaluation of the repatriation provision and planned to reinvest approximately $220 million of foreign earnings in the United States pursuant to the provisions of the AJCA. Therefore, in the third quarter ended September 30, 2005, we recognized $10.6 million, net of available foreign tax credits, of related tax liability as a result of the repatriation plan. We will continue to evaluate additional repatriation opportunities through the end of 2005.

SEGMENT ANALYSIS

The following table sets forth net sales and income from operations by segment (in thousands, except percentages) for the three and nine months ended September 30, 2005 and 2004:

                                            THREE MONTHS ENDED SEPT. 30,
                                            ----------------------------
                                                 2005         2004         DOLLAR CHANGE   PERCENT CHANGE
                                              ----------   ----------      -------------   --------------
Net sales:
Global Applied:
   Americas                                   $  453,300   $  379,335        $ 73,965           19.5%
   Europe, Middle East, and Africa               392,703      385,197           7,506            1.9%
   Asia                                          172,761      175,947          (3,186)          (1.8)%
   Intragroup sales                              (62,797)     (62,981)            184           (0.3)%
                                              ----------   ----------        --------
                                                 955,967      877,498          78,469            8.9%
Unitary Products Group                           281,509      227,878          53,631           23.5%
Bristol Compressors                              110,493      100,483          10,010           10.0%
Eliminations                                     (55,164)     (46,585)         (8,579)          18.4%
                                              ----------   ----------        --------
      Net sales                               $1,292,805   $1,159,274        $133,531           11.5%
                                              ==========   ==========        ========
Income from operations:
Global Applied:
   Americas                                   $   24,471   $   11,457        $ 13,014          113.6%
   Europe, Middle East, and Africa                21,118       12,050           9,068           75.3%
   Asia                                           13,722       20,867          (7,145)         (34.2)%
                                              ----------   ----------        --------
                                                  59,311       44,374          14,937           33.7%
Unitary Products Group                            37,141       24,859          12,282           49.4%
Bristol Compressors                               (1,801)         187          (1,988)           n/m
General corporate expenses, eliminations,
   and other non-allocated items                 (42,558)     (20,326)        (22,232)         109.4%
                                              ----------   ----------        --------
      Income from operations                  $   52,093   $   49,094        $  2,999            6.1%
                                              ==========   ==========        ========

                                            NINE MONTHS ENDED SEPT. 30,
                                            ---------------------------
                                                 2005         2004        DOLLAR CHANGE   PERCENT CHANGE
                                              ----------   ----------     -------------   --------------
Net sales:
Global Applied:
   Americas                                   $1,309,085   $1,106,558       $202,527           18.3%
   Europe, Middle East, and Africa             1,123,507    1,069,686         53,821            5.0%
   Asia                                          488,932      440,274         48,658           11.1%
   Intragroup sales                             (212,224)    (167,165)       (45,059)          27.0%
                                              ----------   ----------       --------
                                               2,709,300    2,449,353        259,947           10.6%
Unitary Products Group                           761,720      666,384         95,336           14.3%
Bristol Compressors                              320,003      352,926        (32,923)          (9.3)%
Eliminations                                    (164,927)    (148,314)       (16,613)          11.2%
                                              ----------   ----------       --------
      Net sales                               $3,626,096   $3,320,349       $305,747            9.2%
                                              ==========   ==========       ========
Income from operations:
Global Applied:
   Americas                                   $   55,549   $   36,456       $ 19,093           52.4%
   Europe, Middle East, and Africa                31,999       26,833          5,166           19.3%
   Asia                                           40,190       52,331        (12,141)         (23.2)%
                                              ----------   ----------       --------
                                                 127,738      115,620         12,118           10.5%
Unitary Products Group                            81,589       67,076         14,513           21.6%
Bristol Compressors                               10,417        8,507          1,910           22.5%
General corporate expenses, eliminations,
   and other non-allocated items                 (98,470)     (88,206)       (10,264)          11.6%
                                              ----------   ----------       --------
      Income from operations                  $  121,274   $  102,997       $ 18,277           17.7%
                                              ==========   ==========       ========

n/m - not meaningful

Global Applied

In the third quarter and first nine months of 2005, Global Applied's revenue increases were attributable to strong service business growth, equipment volume growth, and selling price increases. The service business grew $41.4 million, or 14.3%, to $330.5 million in the third quarter, and $119.6 million, or 14.2%, to $959.5 in the first nine months of 2005, as compared to 2004. North American service business growth was due to improved project execution and selling effectiveness as a result of fewer implementation challenges associated with YORKConnect deployment. The Americas equipment business continued to benefit from volume increases for nearly all products in North America, exports to the Middle East, and refrigeration products in Latin America. EMEA sales growth was a result of strong Middle East growth and price increases in Europe, partially offset by lower European equipment volume. Sales growth in EMEA during the third quarter was further offset by unfavorable foreign currency translation of $1.1 million. For the first nine months of 2005, sales growth in EMEA was favorably impacted by foreign currency translation of $34.9 million. Decreases in sales in Asia during the third quarter were due to lower equipment volume and lower pricing in China. During the first nine months, increases in revenues were related to higher equipment volumes outside of China and service business growth throughout the region.

Income from operations increased in the third quarter and first nine months of 2005 due to improved operating efficiencies, particularly within the service business; increased equipment volumes; and price increases in excess of raw material and component cost increases, partially offset by pricing pressure in Asia.

UPG

UPG revenue increases for the third quarter and the first nine months ended of 2005 were due to general selling price increases enacted both in the first and third quarters, residential market growth in North America, and customer acceptance of new products. During the third quarter, volume growth in comparison to industry air conditioning shipments indicated a slight decline in market share, while furnace volume in comparison to industry shipments indicated a slight market share increase. For the nine months ended, air conditioning shipments in comparison to industry indicated a slight market share increase, while furnace shipments in comparison to industry shipments indicated a slight deterioration in market share. Revenues for the remainder of 2005 are expected to be strengthened by the demand for 10 SEER products by customers in anticipation of the 13 SEER efficiency requirements effective in January 2006.

Income from operations in the third quarter and nine months ended improved due to price increases in excess of raw material and component cost increases, improved operating efficiencies related to volume increases, and a higher mix of replacement market sales. These improvements were partially offset by increases in selling, marketing, and freight costs.

Bristol Compressors (Bristol)

Revenue increased in the third quarter mainly due to increased shipments to domestic customers, which more than offset a 53% decline in international shipments. Revenue decreases for the nine months ended September 30, 2005 are related to decreases in shipments to international customers of 50%, partially offset by selling price increases and increases in domestic shipments. Bristol's new Benchmark product continues to be tested by customers and we have received some Benchmark production order commitments for late 2005 and 2006.

Bristol's income from operations decreased during the third quarter due to the impact of commodity cost increases, principally steel and a higher mix of lower margin products. For the first nine months of the year, Bristol's income from operations increased due to a more favorable product mix and a larger percentage of higher margin domestic revenues, volume leverage and lower selling, general and administration expenses, partially offset by commodity cost increases in excess of price increases.

Effective January 23, 2006, manufacturers of unitary air-conditioning products for the U.S. market will no longer be able to produce product with an efficiency rating lower than 13 SEER. As a result, original equipment manufacturers (OEMs) are actively testing Bristol's Benchmark scroll and reciprocating compressors which comply with the new requirements. Some OEMs have made their decisions and have committed product lines to Bristol for 13 SEER applications, while others are continuing to qualify and finalize their supply decisions. Bristol's continued success and profitability is dependent on our ability to secure volume with our current customers and/or new customers at least equal to our current production levels.

Other

The increase in general corporate expenses, eliminations, and other non-allocated items was due to increases of $13 million and $15 million related to restructuring charges recorded in the third quarter and first nine months of 2005, respectively, and $2.9 million and $6.3 million related to an increased LIFO impact resulting from escalating material costs for the third quarter and first nine months of 2005, respectively. The increase was also due to increased share-based compensation of $1.4 million and $2.9 million related to unvested stock options and our employee stock purchase plan due to early adoption of SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R) for the third quarter and first nine months of 2005, respectively, and increases of $7.1 million and $6.9 million related to increased incentive based compensation accruals for the third quarter and first nine months of 2005, respectively. The third quarter increases were offset by a favorable change in intercompany profit eliminations and lower corporate spending. The first nine months of 2004 include the $20 million charge recorded in the second quarter of 2004 related to the UPG furnace remediation program.

During the second quarter of 2004, we finalized field and factory testing to investigate failures found in heat exchangers of certain sealed combustion gas furnaces used in the manufactured housing industry. We found that installation and application factors combined with component part variation can result in excessive heat exchanger temperatures, which may contribute to failures in certain furnace models manufactured in the years 1995 to 2000. We no longer produce these furnace models and our program for remediation has been approved by the U.S. Consumer Product Safety Commission. As a result, we recorded a $20 million warranty charge to cost of goods sold for the UPG furnace inspection and remediation program in the second quarter of 2004. The $20 million warranty charge represents our best estimate of inspection and repair costs within a reasonable estimated range of $18 million to $23 million. Repair cost estimates are mainly comprised of the expected cost of repair kits or new heat exchangers and installation labor. Our estimates are based upon the projected number of furnace units to be serviced (find rate), current repair costs, and the estimated number of furnace units requiring repair. Differences between estimated and actual find rate, costs to manufacture and install repair kits or heat exchangers, and number of furnace units that require repair could have a significant impact on our consolidated results of operations. We began to manufacture replacement parts and repair furnaces in the third quarter of 2004 and expect to complete the program by the end of 2006. Repair activity of $2.2 million and $9.1 million was charged against the reserve during the three and nine months ended September 30, 2005, respectively. For the entire program to date, we have charged $14.5 million against the reserve. Repair activity in the third quarter of 2004 was minimal.

Restructuring and other charges, net in 2005 were as follows (in thousands):

                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                            SEPT. 30, 2005       SEPT. 30, 2005
                                          ------------------   -----------------
BY SEGMENT:
Global Applied:
   Americas                                    $    --              $    97
   Europe, Middle East, and Africa              13,687               15,516
                                               -------              -------
Total charges to operations, net                13,687               15,613
Charges reflected in cost of goods sold           (651)                (651)
                                               -------              -------
Restructuring and other charges, net           $13,036              $14,962
                                               =======              =======

No restructuring and other charges were recorded in the first nine months of 2004.

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

WORKING CAPITAL

                                                          SEPT. 30      DEC. 31     DOLLAR    PERCENT
                                                            2005         2004       CHANGE     CHANGE
                                                         ----------   ----------   --------   -------
(in thousands, except percentages)
Current assets:
   Cash and cash equivalents                             $   54,323   $   42,881   $ 11,442    26.7%
   Receivables, net                                         894,103      804,141     89,962    11.2%
   Inventories                                              626,732      615,131     11,601     1.9%
   Prepayments and other current assets                     148,302      144,489      3,813     2.6%
                                                         ----------   ----------   --------
      Total current assets                                1,723,460    1,606,642    116,818     7.3%
Current liabilities:
   Notes payable and current portion of long-term debt       25,938       19,539      6,399    32.7%
   Accounts payable and accrued expenses                  1,182,192    1,144,464     37,728     3.3%
   Income taxes                                              49,136       40,829      8,307    20.3%
                                                         ----------   ----------   --------
      Total current liabilities                           1,257,266    1,204,832     52,434     4.4%
                                                         ----------   ----------   --------
Working capital                                          $  466,194   $  401,810   $ 64,384    16.0%

Net Receivables

The increase in accounts receivable was primarily due to the overall net increase in sales, primarily in UPG, Americas, and Asia. These increases were partially offset by the weakening of foreign currencies, mainly in EMEA, of $31.4 million. Overall, days sales outstanding increased to 52 days at September 30, 2005 from 50 days at December 31, 2004. This slowdown in collection is primarily related to collections in our Asia Pacific operations.

Inventories

The increase in inventory is mainly due to the effect of higher raw material and component costs and higher inventory levels in Americas, Asia and the Middle East to support increased backlog, partially offset by the net weakening of foreign currencies of $18.6 million.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses increased primarily as a result of an increase in restructuring accruals related to our 2005 actions in EMEA, higher customer prepayments, and an increase in production activity in Asia. These increases were partially offset by a net weakening of foreign currencies of $42.2 million and lower trade payables due to the elapsed time between the last payment cycle and the end of the quarter.

CASH FLOWS

Operating Activities

We generated $45.5 million in cash from operating activities in the first nine months of 2005. Net cash flows of $79.2 million were used by the change in assets and liabilities net of effects from acquisitions and divestitures, mainly due to the increase in working capital, as discussed above, and a $15 million increase in our sale of receivables. Cash flows of $124.7 million were generated from operations. During the first nine months of 2004, our operating activities used $12.3 million. In 2004, inventory levels were increased to support overall market growth and planned production downtime for information technology implementations resulting in a larger use of cash for working capital compared to 2005.

Investing Activities

Cash used in investing activities of $43 million was mainly comprised of capital expenditures for manufacturing equipment. The decrease in capital expenditures in comparison to 2004 is mainly due to a decreased investment in information technology systems.

Financing Activities

Cash provided by financing activities of $8.7 million included $40.9 million from issuance of common stock partially offset by common stock dividend payments of $25.4 million and payments of $12 million from net borrowings. Proceeds from issuance of common stock represent cash received from employee stock purchases and exercise of stock options under our employee stock plans. We paid cash dividends of $0.60 per share in the first nine months of 2005, consistent with 2004. In 2004, our financing activities provided cash of $51.1 million mainly due to net borrowings that were used to fund our increased working capital needs for inventories and receivables.

BORROWINGS AND AVAILABILITY

The following table summarizes the terms of our lines of credit (in thousands):

                      LIMIT            AVAILABILITY (A)
              --------------------   --------------------
              SEPT. 30,   DEC. 31,   SEPT. 30,   DEC. 31,               BORROWING   ANNUAL
                 2005       2004        2005       2004      EXPIRES     RATE (B)     FEE
              ---------   --------   ---------   --------   ---------   ---------   ------
Five Year
Credit                                                       June 30,    LIBOR +
Agreement      $700,000   $     --    $700,000   $     --      2010       0.600%     0.15%

Five Year
Credit                                                       May 29,     LIBOR +
Agreement            --    400,000          --    400,000     2006        1.175%     0.20%

364-Day
Credit                                                      March 11,    LIBOR +
Agreement            --    200,000          --    200,000     2006        0.630%     0.15%

Domestic                                                     Uncom-
bank lines      175,000    160,000     161,000    128,150    mitted      Various       --

Non-U.S.
bank credit                                                  Uncom-
facilities      456,400    443,247     293,908    295,544    mitted      Various       --

(a) Availability is reduced for outstanding borrowings and bank guarantee and letters of credit usage.

(b) The one-month LIBOR (London Interbank Offering Rate) rate was 3.88% and 2.38% as of September 30, 2005 and December 31, 2004, respectively.

During the second quarter of 2005 we terminated the $400 million Five Year Credit Agreement and the 364-Day Credit Agreement and replaced them with the $700 million Five Year Credit Agreement. The $700 million Five Year Credit Agreement (the Agreement) contains financial covenants requiring us to maintain certain financial ratios and standard provisions limiting leverage and liens. We were in compliance with these financial covenants as of September 30, 2005.

We have access to bank lines of credit and have the ability to borrow under the Agreement as long as we continue to meet the financial covenants or until expiration of the Agreement. The primary financial covenants are a modified earnings before interest, taxes, depreciation, and amortization (EBITDA) interest coverage and a modified debt to capital ratio, as defined under the Agreement. As of September 30, 2005, our EBITDA interest coverage was 5.4 times, exceeding the minimum requirement of 3.5 times. As of September 30, 2005, our debt to capital ratio, as defined in the Agreement, was 37%, below the maximum allowed of 50%.

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

In accordance with the facility, YRFLLC has sold $150 million and $135 million of an undivided interest in trade receivables as of September 30, 2005 and December 31, 2004, respectively. The proceeds from the sale were reflected as a reduction of net receivables reflected in our condensed consolidated balance sheets as of September 30, 2005 and December 31, 2004. The discount rate on trade receivables sold was 3.77% and 2.38% as of September 30, 2005 and December 31, 2004, respectively. The program fee on trade receivables sold was 0.4% as of September 30, 2005 and December 31, 2004.

Operating Leases

Operating leases provide us with the flexibility to use property, plant, and equipment without assuming ownership and related debt. Operating leases reduce our risk associated with disposal and residual fair value of property, plant, and equipment at the end of the lease.

OUTLOOK

Overall, we expect 2005 revenues to exceed 2004. We anticipate net income of approximately $80 million or $1.87 per diluted share for 2005. We expect increased revenue in our service business (services, parts, and replacement equipment) within Global Applied; strong growth in equipment markets in the Middle East; modest growth in Americas and UPG equipment; and stability in Asia and Bristol. We expect an overall decline in European equipment revenue. Our expectations are challenged by the continual rise in commodity costs. In 2005, we expect incremental raw material and component cost increases of $100 million above 2004 levels, without considering realization of selling price increases. For the first nine months, our selling price increases have more than offset our cost increases. We expect this to continue in the fourth quarter.

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

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of SFAS No. 143, "Accounting for Asset Retirement Obligations." This interpretation addresses the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and or method of settlement are conditional on a future event. This interpretation is effective beginning December 31, 2005. The impact of this interpretation to our condensed consolidated financial statements is not expected to materially impact our condensed consolidated operations.

In July 2005, the FASB issued Proposed Interpretation, "Accounting for Uncertain Tax Positions," an interpretation of SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). This proposed interpretation clarifies the accounting for uncertain tax positions in accordance with SFAS 109 by requiring companies to recognize, in their financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained under audit based solely on the technical merits of the position. In evaluating whether the probable recognition threshold has been met, the proposed interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The proposed interpretation further defines probable as the definition in SFAS No. 5, "Accounting for Contingencies." The proposed interpretation is currently expected to be issued in the first quarter of 2006. The impact of this proposed interpretation to our condensed consolidated financial statements is not presently known.

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

     -    Realization of selling price increases

     -    Successful execution of announced restructuring programs

     - Business disruption related to the proposed merger with Johnson Controls, Inc.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responsive to this item as of December 31, 2004 appears under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations, Market Risk," on pages 44 to 46 of our Form 10-K for the year ended December 31, 2004. There was no material change in such information as of September 30, 2005.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

                 YORK INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 1. LEGAL PROCEEDINGS

As is the case with many other companies, we have been named as one of many defendants in lawsuits alleging personal injury to one or more individuals as a result of exposure to asbestos contained in products previously manufactured by us or by companies from which we purchased product lines. Information concerning our asbestos litigation is incorporated herein by reference to Note 9 of Part I,
Item 1. Financial Statements.

On October 27, 2005, the Independent Inquiry Committee into the United Nations Oil-for-Food Programme published its Report on Programme Manipulation. It alleges that illegal kickbacks to the Iraqi government were paid by 2,253 companies. A subsidiary of the Company, York Air Conditioner and Refrigeration FZE, is alleged to have paid $647,110 on six humanitarian goods contracts totaling $7,216,413. The Company is investigating these allegations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information about purchases of registered equity securities by the Company during the quarter ended September 30, 2005:

                                                    TOTAL NUMBER OF
                                                    SHARES PURCHASED       MAXIMUM NUMBER OF
                      TOTAL NUMBER     AVERAGE    AS PART OF PUBLICLY   SHARES THAT MAY YET BE
                        OF SHARES    PRICE PAID     ANNOUNCED PLANS       PURCHASED UNDER THE
      Period            PURCHASED     PER SHARE     OR PROGRAMS (2)      PLANS OR PROGRAMS (2)
      ------          ------------   ----------   -------------------   ----------------------
July 1, 2005 -
July 31, 2005              --             --               --                     --

August 1, 2005 -
August 31, 2005         1,600(1)      $0.005(1)            --                     --

September 1, 2005 -
September 30, 2005         --             --               --                     --

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

                                        YORK INTERNATIONAL CORPORATION
                                        Registrant


Date November 8, 2005                   /S/ M. David Kornblatt
                                        ----------------------------------------
                                        M. David Kornblatt,
                                        Vice President and Chief Financial
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